Form 10-Q
period 2020-09-30
Lionheart Acquisition Corp. II
filed 2020-11-16
CIK 1802450

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 16, 2020 there were 23,650,000 shares of Class A common stock, $0.0001 par value and 5,750,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

LIONHEART ACQUISITION CORPORATION II

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2020

LIONHEART ACQUISITION CORPORATION II

CONDENSED BALANCE SHEETS

	September 30, 2020	December 31, 2019
	(unaudited)	(audited)
ASSETS
Current assets
Cash	$1,268,713	$—
Prepaid expenses	163,744	—
Total Current Assets	1,432,457	—

Deferred offering costs	—	26,171
Marketable securities held in Trust Account	230,006,646	—
TOTAL ASSETS	$231,439,103	26,171

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$70,833	$1,000
Accrued offering costs	5,450	26,171
Total Current Liabilities	76,283	27,171

Deferred underwriting fee payable	8,050,000	—
TOTAL LIABILITIES	8,126,283	27,171

Commitments

Class A common stock subject to possible redemption, 21,831,281 shares at redemption value	218,312,810	—

Stockholders’ Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 1,818,719 issued and outstanding (excluding 21,831,281 shares subject to possible redemption) as of September 30, 2020	182	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,750,000 and no shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	575	—
Additional paid-in capital	5,082,496	—
Accumulated deficit	(83,243)	(1,000)
Total Stockholders’ Equity	5,000,010	(1,000)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$231,439,103	$26,171

The accompanying notes are an integral part of the unaudited condensed financial statements.

LIONHEART ACQUISITION CORPORATION II

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Operating costs	$88,889	$88,889
Loss from operations	(88,889)	(88,889)

Other income:
Interest earned on marketable securities held in Trust Account	6,646	6,646

Net loss	$(82,243)	$(82,243)

Weighted average shares outstanding, basic and diluted (1)	5,952,187	5,137,231

Basic and diluted net loss per common share	$(0.01)	$(0.02)

(1)	Excludes an aggregate of 21,831,281 shares subject to possible redemption at September 30, 2020.

The accompanying notes are an integral part of the unaudited condensed financial statements.

LIONHEART ACQUISITION CORPORATION II

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020

(Unaudited)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — January 1, 2020	—	$—	—	$—	$—	$(1,000)	$(1,000)

Issuance of Class B common stock to Sponsor	—	—	5,750,000	575	24,425	—	25,000

Net loss	—	—	—	—	—	—	—

Balance – March 31, 2020	—	—	5,750,000	575	24,425	(1,000)	24,000

Net loss	—	—	—	—	—	—	—

Balance – June 30, 2020	—	—	5,750,000	575	24,425	(1,000)	24,000

Sale of 23,000,000 Units, net of underwriting discounts	23,000,000	2,300	—	—	216,868,763	—	216,871,063

Sale of 650,000 Private Placement Units	650,000	65	—	—	6,499,935	—	6,500,000

Common stock subject to possible redemption	(21,831,281)	(2,183)	—	—	(218,310,627)	—	(218,312,810)

Net loss	—	—	—	—	—	(82,243)	(82,243)

Balance – September 30, 2020	1,818,719	$182	5,750,000	$575	$5,082,496	$(83,243)	$5,000,010

The accompanying notes are an integral part of the unaudited condensed financial statements.

LIONHEART ACQUISITION CORPORATION II

CONDENSED STATEMENT OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2020

(Unaudited)

Cash Flows from Operating Activities:
Net loss	$(82,243)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in trust account	(6,646)
Changes in operating assets and liabilities:
Prepaid expenses	(163,744)
Accounts payable and accrued expenses	69,833
Net cash used in operating activities	(182,800)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(230,000,000)
Net cash used in investing activities	(230,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	25,000
Proceeds from sale of Units, net of underwriting discounts paid	225,400,000
Proceeds from sale of Private Placement Units	6,500,000
Proceeds from promissory note—related party	140,671
Repayment of promissory note—related party	(140,671)
Payment of offering costs	(473,487)
Net cash provided by financing activities	231,451,513

Net Change in Cash	1,268,713
Cash — Beginning	—
Cash — Ending	$1,268,713

Non-Cash investing and financing activities:
Initial classification of common stock subject to possible redemption	$218,395,060
Change in value of common stock subject to possible redemption	$(82,250)
Deferred underwriting fee payable	$8,050,000
Offering costs included in accrued offering costs	$5,450

The accompanying notes are an integral part of the unaudited condensed financial statements.

LIONHEART ACQUISITION CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

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

As of September 30, 2020, the Company had not commenced any operations. All activity for the period from December 23, 2019 (inception) through September 30, 2020 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Following the closing of the Initial Public Offering on August 18, 2020, an amount of $200,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Units was placed in a trust account (the “Trust Account”) located in the United States and invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account, as described below.

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

SEPTEMBER 30, 2020

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

SEPTEMBER 30, 2020

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on August 14, 2020, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on August 24, 2020. The interim results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any future periods.

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

LIONHEART ACQUISITION CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2020 and December 31, 2019.

Marketable Securities Held in Trust Account

At September 30, 2020, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury Securities.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheet.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2020, due to the valuation allowance recorded on the Company’s net operating losses.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Net Loss per Common Share

Net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The Company applies the two-class method in calculating earnings per share. Shares of common stock subject to possible redemption at September 30, 2020, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic net loss per common share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants sold in the Initial Public Offering and the private placement to purchase 11,825,000 shares of common stock in the calculation of diluted loss per share, since the exercise of the warrants into shares of common stock is contingent upon the occurrence of future events. As a result, diluted net loss per common share is the same as basic net loss per common share for the periods presented.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account.

LIONHEART ACQUISITION CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

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

LIONHEART ACQUISITION CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

Promissory Note — Related Party

On January 10, 2020, the Company issued the Promissory Note to Lionheart Equities, LLC, the Sponsor, pursuant to which the Company could borrow up to an aggregate amount of $300,000 to cover expenses related to the Initial Public Offering. The Promissory Note was non-interest bearing and payable on the completion of the Initial Public Offering. The outstanding balance under the Promissory Note of $140,671 was repaid on August 24, 2020.

Administrative Services Agreement

The Company entered into an agreement whereby, commencing on the August 14, 2020, the Company will pay the Sponsor a total of $15,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2020, the Company incurred $30,000 in fees for these services, of which such amount is included in accounts payable and accrued expenses in the accompanying condensed balance sheet at September 30, 2020.

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

LIONHEART ACQUISITION CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

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

Right of First Refusal

The Company has agreed that, if Nomura offers to purchase any securities under the forward purchase agreement, it will have a “right of first refusal” to act as a bookrunner on any capital markets transaction issued in order to complete a Business Combination. In addition, so long as the investor owns 5% or more of the outstanding common stock of the post-business combination company on a fully-diluted basis, the Sponsor has agreed to use its best efforts and influence on the successor company to offer the investor a bookrunner role on any capital markets transaction. Any such bookrunner role will be pursuant to a separate agreement containing terms and conditions customary for the investor and mutually agreed upon by the Company or its successor company, as applicable. Notwithstanding the foregoing, the right of first refusal will not have a duration of more than three years from the date of commencement of sales of the Initial Public Offering.

NOTE 7. STOCKHOLDER’S EQUITY

Preferred Stock — On January 30, 2020, the Company amended Certificate of Incorporation such that the Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At September 30, 2020, there were no shares of preferred stock issued or outstanding. At December 31, 2019, the Company had no authorized, issued or outstanding shares of preferred stock.

Class A Common Stock — On January 30, 2020, the Company amended its Certificate of Incorporation such that the Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At September 30, 2020, there were 1,818,719 shares of Class A common stock issued and outstanding, excluding 21,831,281 shares of Class A common stock subject to possible redemption. At December 31, 2019, the Company had no authorized, issued or outstanding shares of Class A common stock.

Class B Common Stock — On January 30, 2020, the Company amended its Certificate of Incorporation such that the Company is authorized to issue 10,000,000 shares of common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At September 30, 2020, there were 5,750,000 shares of common stock issued and outstanding. At December 31, 2019, the Company had no issued or outstanding shares of Class B common stock.

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

LIONHEART ACQUISITION CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

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

Once the warrants become exercisable, the Company may redeem the Public Warrants:

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon not less than 30 days’ prior written notice of redemption to each warrant holder; and

•	if, and only if, the reported last reported sale price of the Company’s Class A common stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending the third trading day prior to the date on which the Company sends the notice of redemption to each warrant holder.

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

LIONHEART ACQUISITION CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

NOTE 8. FAIR VALUE MEASUREMENTS

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2020
Assets:
Marketable securities held in Trust Account	1	$230,006,646

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from December 23, 2019 (inception) through September 30, 2020 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For each of the three and nine months ended September 30, 2020, we had a net loss of $82,243, which consists of operating costs of $88,889, offset by interest income on marketable securities held in the Trust Account of $6,646.

Liquidity and Capital Resources

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

For the nine months ended September 30, 2020, cash used in operating activities was $182,800, which consisted of our net loss of $82,243, interest earned on marketable securities held in the Trust Account of $6,646 and changes in operating assets and liabilities, which used $93,911 of cash from operating activities.

As of September 30, 2020, we had cash and marketable securities held in the Trust Account of $230,006,646. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account to complete our Business Combination. We may withdraw interest to pay franchise and income taxes. During the period ended September 30, 2020, we did not withdraw any interest earned on the Trust Account. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2020, we had cash of $1,268,713 outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2020.

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

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Common Stock Subject to Possible Redemption

We account for common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our condensed balance sheets.

Net Loss Per Common Share

We apply the two-class method in calculating earnings per share. Common stock subject to possible redemption which is not currently redeemable and is not redeemable at fair value, have been excluded from the calculation of basic net loss per common share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. Our net income is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not our income or losses.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Of the gross proceeds received from the Initial Public Offering, the closing of the over-allotment option and the Private Placement Units, $230,000,000 was placed in the Trust Account.

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

LIONHEART ACQUISITION CORPORATION II

Date: November 16, 2020	By:	/s/ Ophir Sternberg
	Name:	Ophir Sternberg
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 16, 2020	By:	/s/ Paul Rapisarda
	Name:	Paul Rapisarda
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)

