Form 10-K/A
period 2020-12-31
Lionheart Acquisition Corp. II
filed 2021-05-19
CIK 1802450

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

LIONHEART ACQUISITION CORPORATION II

i

CERTAIN TERMS

References to the “Company,” “our,” “us” or “we” refer to Lionheart Acquisition Corporation II, a blank check company incorporated in Delaware on December 23, 2019. References to our “Sponsor,” “Lionheart” or “Lionheart Equities” refer to Lionheart Equities, LLC, our Sponsor and an affiliate of Mr. Ophir Steinberg, our Chairman, President and Chief Executive Officer. References to our “Public Offering” refer to the initial public offering of Lionheart Acquisition Corporation II, which closed on August 18, 2020.

EXPLANATORY NOTE

The Company is filing this Annual Report on Form 10-K/A (this “Amendment”), to amend its Annual Report on Form 10-K for the year ended December 31, 2020, originally filed with the Securities and Exchange Commission (the “SEC”), on March 31, 2021 (the “Original 10-K”), to restate its previously issued audited financial statements as of and for the year ended December 31, 2020 (the “Restatement”). The Company is also restating certain items on its previously issued audited pro forma balance sheet  as of August 18, 2020 (issued in connection with the Public Offering) and its previously issued unaudited financial statements as of and for the quarter ended September 30, 2020 in the accompanying financial statements included in this Amendment (such financial statements, collectively, the “Original Financial Statements,” and such periods, collectively, the “Impacted Periods”). This Amendment also amends certain other Items in the Original 10-K, as listed in “Items Amended in this Amendment” below.

The Restatement primarily relates to consideration of the factors in determining whether to classify contracts that may be settled in an entity’s own stock as equity of the entity or as an asset or liability in accordance with Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity. In the Original Financial Statements, the Company classified the Public Warrants and Private Warrants (each as defined below) issued in connection with the Public Offering as equity instruments. Upon further consideration of the rules and guidance, the Company’s management concluded that the Public Warrants and Private Warrants are precluded from equity classification. As a result, the Company’s warrants should be, and should have been, recorded as liabilities on its balance sheet and measured at fair value at inception and on a recurring basis in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the statement of operations.

As a result, on May 10, 2021, after consultation with Marcum LLP, the Company’s independent registered public accounting firm, the Company’s Audit Committee of the Board of Directors (the “Board”) concluded that the Original Financial Statements should no longer be relied upon and are to be restated in order to correct the classification error.

The Company’s accounting for the Public Warrants and Private Warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported investments held in trust, cash flows or cash.

The Company has not amended its Current Report on Form 8-K filed on August 24, 2020 or Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, both of which were impacted by the Restatement. The financial information that has been previously filed or otherwise reported with respect to the Impacted Periods is superseded by the information in this Amendment, and the Original Financial Statements and related financial information contained in such previously filed reports should no longer be relied upon.

The Restatement is more fully described in Note 2 of the Notes to the Financial Statements included herein.

Except as described above, this Amendment does not amend, update or change any other items or disclosures contained in the Original 10-K, and accordingly, this Amendment does not reflect or purport to reflect any information or events occurring after the original filing date or modify or update those disclosures affected by subsequent events. As such, this Amendment speaks only as of the date the Original 10-K was filed, and we have not undertaken herein to amend, supplement or update any information contained in the Original 10-K to give effect to any subsequent events. Accordingly, this Amendment should be read in conjunction with the Original 10-K and the Company’s other filings with the SEC.

Restatement Background

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a public statement (the “SEC Statement”) regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies (“SPACs”). The SEC Statement discussed “certain features of warrants issued in SPAC transactions” that “may be common across many entities.” The SEC Statement indicated that when one or more of such features is included in a warrant (as is the case with the Public Warrants the Private Warrants), the warrant “should be classified as a liability measured at fair value, with changes in fair value each period reported in earnings.”

This Amendment reflects the correction of the following errors identified in light of the SEC Statement, subsequent to the filing of the Original Financial Statements (see “Item 8. Financial Statements and Supplementary Data” and Note 2 of the Notes to the Financial Statements included herein for more details on the impact of the Restatement on our financial statements). Additionally, the Company revised the Statement of Changes in Stockholders’ Equity to present temporary equity separate from permanent equity, which allows for better alignment to the presentation of the Company’s Balance Sheets.

Internal Control and Disclosure Controls Considerations

In connection with the Restatement, the Company’s management reassessed the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2020, and due solely to the material weakness in our internal control over financial reporting related to the Restatement, concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2020. For a discussion of management’s consideration of our disclosure controls and procedures, see “Item 9A. Controls and Procedures” of this Amendment.

Items Amended In This Amendment

This Amendment sets forth the Original 10-K in its entirety, as amended to reflect the Restatement. No attempt has been made in this Amendment to update other disclosures presented in the Original 10-K, except as required to reflect the effects of the Restatement. The following items have been amended as a result of the Restatement:

•	Part I – Item 1A. Risk Factors.

•	Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

•	Part II – Item 8. Financial Statements and Supplementary Data.

•	Part II – Item 9A. Controls and Procedures.

•	Part IV – Item 15. Exhibits, Financial Statement Schedules.

In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Amendment (Exhibits 31.1, 31.2, 32.1 and 32.2).

This Amendment does not reflect adjustments for events occurring after March 31, 2021, the date of the filing of the Original 10-K, except to the extent they are otherwise required to be included and discussed herein and did not substantively modify or update the disclosures herein other than as required to reflect the Restatement. This Amendment should be read in conjunction with the Company’s Current Reports on Form 8-K filed with the SEC since the date of filing of the Original 10-K and all of the Company’s filings with the SEC after the date hereof.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Amendment contains statements that are forward-looking and as such are not historical facts. This includes, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations. These statements constitute projections, forecasts and forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of performance. They involve known and unknown risks, uncertainties, assumptions and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these statements. Such statements can be identified by the fact that they do not relate strictly to historical or current facts. When used in this Amendment, words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. When we discuss our strategies or plans, we are making projections, forecasts or forward-looking statements. Such statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results and stockholders’ value will be affected by a variety of risks and factors, including, without limitation, international, national and local economic conditions, merger, acquisition and business combination risks, financing risks, geo-political risks, acts of terror or war, and those risk factors described under “Item 1A. Risk Factors.” Many of the risks and factors that will determine these results and stockholder value are beyond our ability to control or predict.

All such forward-looking statements speak only as of the date of this Amendment. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this Special Note Regarding Forward-Looking Statements.

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

The businesses we are currently seeking to acquire offer innovative software, hardware, products, operations or services that are technologically equipped to improve property ownership; property financing; property valuation; property operations; property management; leasing; property insurance; real estate asset management and investment management; and design, construction and development. These businesses have a large addressable market across the broader real estate sector, potentially including landlords, tenants, developers, operators, managers, brokers, investors, lenders, architects, engineers and general contractors. We believe the acquisition of one or more businesses in this sector can serve as a platform for expansion, both organically and through further acquisitions, including “roll-ups” of smaller players in some of the more fragmented, emerging sectors such as co-working and co-living. While we intend to focus our search for Business Combination targets in the PropTech sector, we may pursue an acquisition in any business industry or sector, or in any particular geographical area, including within or without the United States. We are currently seeking to acquire established businesses of scale that we believe are poised for continued growth with capable management teams and proven unit economics, but potentially in need of financial, operational, strategic or managerial enhancement to maximize value. We do not currently intend to acquire startup companies or companies without established business plans, but may ultimately do so. Our management team and Board will seek to leverage their access to proprietary deal flow, sourcing capabilities and network of industry contacts to generate business combination opportunities.

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

Our Investment Thesis and Strategy

We believe that we are uniquely qualified among SPAC vehicles due to our management’s extensive research, analysis, credentials and relationships with respect to U.S. real estate and technology companies. Because PropTech is an established and rapidly expanding sector, we believe that a key differentiator in this space, should we pursue a Business Combination with a PropTech target, will be combining our deal making experience across real estate and technology with superior access to the entrepreneurs that are driving the rapid growth of PropTech and the investors funding this growth.

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

As more fully discussed in the section of this Amendment entitled “Item 10. Directors, Executive Officers and Corporate Governance—Conflicts of Interest,” if any of our officers or directors becomes aware of an initial Business Combination opportunity that falls within the line of business of any entity to which he or she has pre-existing fiduciary or contractual obligations, he or she may be required to present such Business Combination opportunity to such entity prior to presenting such Business Combination opportunity to us. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

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

ITEM 1A. Risk Factors

Risk Factor Summary

An investment in or ownership of our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Amendment, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to:

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

We may choose not to hold a stockholder vote to approve our Business Combination unless the Business Combination would require stockholder approval under applicable law or stock exchange listing requirements or if we decide to hold a stockholder vote for business or other legal reasons. Except as required by law, the decision as to whether we will seek stockholder approval of a proposed Business Combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Accordingly, we may complete our Business Combination even if holders of a majority of our public shares do not approve of the Business Combination we complete. Please see the section of this Amendment entitled “Item 1. Business—Stockholders May Not Have the Ability to Approve Our Initial Business Combination” for additional information.

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

We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our Business Combination. Despite our compliance with these rules, if a stockholder fails to receive our tender offer or proxy materials, as applicable, such stockholder may not become aware of the opportunity to redeem its shares. In addition, proxy materials or tender offer documents, as applicable, that we will furnish to holders of our public shares in connection with our Business Combination will describe the various procedures that must be complied with in order to validly tender or redeem public shares. For example, we may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents mailed to such holders, or up to two business days prior to the vote on the proposal to approve the Business Combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically. In the event that a stockholder fails to comply with these or any other procedures, its shares may not be redeemed. See the section of this Amendment entitled “Item 1. Business—Redemption Rights for Public Stockholders upon Completion of our Business Combination—Tendering Stock Certificates in Connection with a Tender Offer or Redemption Rights.”

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

We may have a limited ability to assess the management of a prospective target business and, as a result, may affect our Business Combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company, which could, in turn, negatively impact the value of our stockholders’ investment in us.

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

In light of the involvement of our Sponsor, officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our Sponsor, officers or directors. Our directors also serve as officers and board members for other entities, including, without limitation, those described in “Item 10. Directors, Executive Officers and Corporate Governance—Conflicts of Interest.” Such entities may compete with us for Business Combination opportunities. Our Sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our Business Combination with any entities with which they are affiliated, and there have been no preliminary discussions concerning a Business Combination with any such affiliated entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a Business Combination as set forth in the section of this Amendment entitled “Proposed Business—Selection of a Target Business and Structuring of our Initial Business Combination” and such transaction was approved by a majority of our disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm, regarding the fairness to our stockholders from a financial point of view of a Business Combination with one or more domestic or international businesses affiliated with our officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the Business Combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

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

The Private Warrants included in the Private Units are identical to the Public Warrants sold as part of the Public Units in our Public Offering, except that so long as they are held by the initial purchasers of the Private Units or their permitted transferees: (i) they will not be redeemable by us, (ii) they (including the Class A Common Stock issuable upon the exercise of the Private Warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold until 30 days after the completion of our initial business combination and (iii) they may be exercised by the holders for cash or on a cashless basis, as described in this Amendment.

Because each unit contains one-half of one redeemable warrant and only a whole warrant may be exercised, and because our warrants are accounted for as liabilities, the units may be worth less than units of other blank check companies.

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

In light of the SEC Statement and the guidance in ASC 815-40, our management evaluated the terms of our Private Warrants and Public Warrants and concluded that the warrants include provisions that, based on the SEC Statement, preclude the warrants from being classified as components of equity. As described in “Item 8. Financial Statements and Supplementary Data,” we are now recording our warrants as liabilities on our balance sheet measured at fair value at inception and on a recurring basis in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the statement of operations. The impact of changes in fair value on earnings may have an adverse effect on the market price of our Class A Common Stock and/or our financial results. In addition, potential targets may seek a SPAC that does not have warrants that are accounted for as a warrant liability, which may make it more difficult for us to consummate a Business Combination.

Additionally, in connection with our evaluation of the warrants in connection with the SEC Statement, our management reassessed the effectiveness of its disclosure controls and procedures and concluded that, due solely to the material weakness in our internal control over financial reporting related to the Restatement, our disclosure controls and procedures were not effective as of December 31, 2020. And with respect to our internal control over financial reporting, while there were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time and may be time consuming and costly, and we can offer no assurance that these initiatives will ultimately have the intended effects.

We have identified a material weakness in our internal control over financial reporting as of December 31, 2020. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may materially and adversely affect our business and operating results.

Following the issuance of the SEC Statement, on May 10, 2021, after consultation with our independent registered public accounting firm, our management and our audit committee concluded that, in light of the SEC Statement, the Restatement was warranted. See “—Because each unit contains one-half of one redeemable warrant and only a whole warrant may be exercised, and because our warrants are accounted for as liabilities, the units may be worth less than units of other blank check companies.” As part of such process, we identified a material weakness in our internal controls over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

Following the issuance of the SEC Statement, after consultation with our independent registered public accounting firm, our management and our audit committee concluded that the Restatement was warranted. See “—Because each unit contains one-half of one redeemable warrant and only a whole warrant may be exercised, and because our warrants are accounted for as liabilities, the units may be worth less than units of other blank check companies.” In connection with the Restatement, we identified a material weakness in our internal controls over financial reporting.

As a result of such material weakness, the Restatement, the change in accounting for the warrants, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the Restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Annual Report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a Business Combination.

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

Although we intend to focus on identifying companies that apply innovative digital technologies and technology-enhanced services and solutions to the identification, design, development, construction, operation, financing, management and disposition of real estate properties, commonly referred to as “PropTech,” we will consider a Business Combination outside of our management’s area of expertise if a Business Combination candidate is presented to us and we determine that such candidate offers an attractive Business Combination opportunity for our company or we are unable to identify a suitable candidate in this sector after having expanded a reasonable amount of time and effort in an attempt to do so. Although our management will endeavor to evaluate the risks inherent in any particular Business Combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to investors in our Public Offering than a direct investment, if an opportunity were available, in a Business Combination candidate. In the event we elect to pursue a Business Combination outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Amendment regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any stockholders who choose to remain stockholders following our Business Combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.

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

Although we have no commitments as of the date of this Amendment to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our Business Combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the Trust Account. As such, no issuance of debt will affect the per-share amount available for redemption from the Trust Account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

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

ITEM 3. Legal Proceedings

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding in the 12 months preceding the date of this Amendment.

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

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Amendment. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Amendment.

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

Restatement and Revision of Previously Issued Financial Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) has been amended and restated to give effect to the Restatement. We are restating our historical financial results to reclassify our Public Warrants and Private Warrants as derivative liabilities pursuant to ASC 815-40 rather than as a component of equity as we had previously treated the warrants. The impact of the Restatement is reflected in the MD&A below. Other than as disclosed in the Explanatory Note and with respect to the impact of the Restatement, no other information in this MD&A has been amended and this MD&A does not reflect any events occurring after the Original 10-K. The impact of the Restatement is more fully described in Note 2 to our financial statements included in “Item 15. Exhibits and Financial Statement Schedules” and “Item 9A. Controls and Procedures” in this Amendment.

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

As a result of the Restatement described in Note 2 of the Notes to the Financial Statements included herein, we classify the warrants issued in connection with our Public Offering as liabilities at their fair value and adjust the warrant instrument to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations.

For the year ended December 31, 2020, we had a net loss of $2,061,769, which consists of operating costs of $1,472,168 and transaction costs relating to the Public Offering of $837,355. These costs are offset by interest income on marketable securities held in the Trust Account of $11,254, and by a change in fair value of warrant liability of $236,500.

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

For the year ended December 31, 2020, cash used in operating activities was $434,376, which consisted of our net loss of $2,061,769, interest earned on marketable securities held in the Trust Account of $11,254, a non-cash charge in the fair value of warrant liabilities of $236,500, transaction costs of $837,355, and changes in operating assets and liabilities, which provided $1,037,792 of cash from operating activities.

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

Warrant Liability

We account for the Public Warrants and Private Warrants in accordance with the guidance contained in ASC 815-40 under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify our warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The Private Warrants and the Public Warrants for periods where no observable traded price was available are valued using a Monte Carlo simulation. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible conversion in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheets.

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

Restatement of Financial Statements

As discussed in Note 2 to the financial statements, the accompanying financial statements as of December 31, 2020 and the year then ended have been restated.

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

Houston, Texas

March 31, 2021, except for the effects of the restatement discussed in Notes 2 and 11, as to which the date is May 19, 2021

LIONHEART ACQUISITION CORPORATION II

BALANCE SHEETS (As Restated)

	December 31,
	2020	2019
ASSETS
Current Assets
Cash	$1,017,137	$—
Prepaid expenses	124,766	—
Total Current Assets	1,141,903	—

Deferred offering costs	—	26,171
Marketable securities held in Trust Account	230,011,254	—
TOTAL ASSETS	$231,153,157	$26,171

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accrued expenses	$1,163,558	$1,000
Accrued offering costs	5,450	26,171
Total Current Liabilities	1,169,008	27,171

Warrant liability	13,365,500	—
Deferred underwriting fee payable	8,050,000	—
Total Liabilities	22,584,508	27,171

Commitments and Contingencies (Note 7)

Class A common stock subject to possible redemption, 20,356,864 and no shares at redemption value as of December 31, 2020 and 2019, respectively	203,568,640	—

Stockholders’ Equity (Deficit)
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 3,293,136 and no shares issued and outstanding (excluding 20,356,864 and no shares subject to possible redemption) as of December 31, 2020 and 2019, respectively	329	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,750,000 and no shares issued and outstanding as of December 31, 2020 and 2019	575	—
Additional paid-in capital	7,061,874	—
Accumulated deficit	(2,062,769)	(1,000)
Total Stockholders’ Equity (Deficit)	5,000,009	(1,000)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$231,153,157	$26,171

The accompanying notes are an integral part of the financial statements.

LIONHEART ACQUISITION CORPORATION II

STATEMENTS OF OPERATIONS (As Restated)

	Year Ended December 31,	For the Period from December 23, 2019 (Inception) Through December 31,
	2020	2019
Operating costs	$1,472,168	$1,000
Loss from operations	(1,472,168)	(1,000)

Other income (expenses):
Change in fair value of warrant liability	236,500	$—
Transaction costs	(837,355)
Interest earned on marketable securities held in Trust Account	11,254
Other income (expenses), net:	(589,601)	(1,000)

Net loss	$(2,061,769)	$(1,000)
Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	20,505,492	—
Basic and diluted net loss per share, common stock subject to possible redemption	$0.00	$0.00

Weighted average non-redeemable common shares outstanding, basic and diluted	6,238,411	—

Basic and diluted net loss per non-redeemable common share	$(0.33)	$(0.00)

The accompanying notes are an integral part of the financial statements.

LIONHEART ACQUISITION CORPORATION II

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (As Restated)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – December 23, 2019 (inception)	—	$—	—	$—	$—	$—	$—

Net loss	—	—	—	—	—	(1,000)	(1,000)
Balance – December 31, 2019	—	$—	—	$—	$—	$(1,000)	$(1,000)

Issuance of Class B common stock to Sponsor	—	—	5,750,000	575	24,425	—	25,000

Sale of 23,000,000 Units, net of underwriting discounts	23,000,000	2,300	—	—	204,480,244	—	204,482,544

Sale of 650,000 Private Placement Units	650,000	65	—	—	6,123,809	—	6,123,874

Class A common stock subject to possible redemption	(20,517,731)	(2,052)	—	—	(205,175,258)	—	(205,177,310)
Change in value of common stock subject to redemption	160,867	16	—	—	1,608,654	—	1,608,670

Net loss	—	—	—	—	—	(2,061,769)	(2,061,769)
Balance – December 31, 2020	3,293,136	$329	5,750,000	$575	$7,061,874	$(2,062,769)	$5,000,009

The accompanying notes are an integral part of the financial statements.

LIONHEART ACQUISITION CORPORATION II

STATEMENTS OF CASH FLOWS (As Restated)

	Year Ended December 31,	For the Period from December 23, 2019 (Inception) Through December 31,
	2020	2019
Cash Flows from Operating Activities:
Net loss	$(2,061,769)	$(1,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrants	(236,500)	—
Transaction costs	837,355	—
Interest earned on marketable securities held in Trust Account	(11,254)	—
Changes in operating assets and liabilities:
Prepaid expenses	(124,766)	—
Accrued expenses	1,162,558	1,000
Net cash used in operating activities	(434,376)	—

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(230,000,000)	—
Net cash used in investing activities	(230,000,000)	—

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	25,000	—
Proceeds from sale of Units, net of underwriting discounts paid	225,400,000	—
Proceeds from sale of Private Placement Units	6,500,000	—
Proceeds from promissory notes – related party	140,671	—
Repayment of promissory notes – related party	(140,671)	—
Payment of offering costs	(473,487)	—
Net cash provided by financing activities	231,451,513	—

Net Change in Cash	1,017,137	—
Cash – Beginning	—	—
Cash – Ending	$1,017,137	$—

Non-cash investing and financing activities:
Initial classification of common stock subject to redemption	$204,793,060	$—
Change in value of common stock subject to possible redemption	$(1,224,420)	$—
Deferred underwriting fee payable	$8,050,000	$—
Offering costs included in accrued offering costs	5,450	26,171

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

The registration statement for the Company’s Initial Public Offering was declared effective on August 12, 2020. On August 18, 2020, the Company consummated the Initial Public Offering of 20,000,000 units (the “Units” and, with respect to the shares of Class A common stock included in the Units sold, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $200,000,000, which is described in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 650,000 units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit in a private placement to Lionheart Equities, LLC, a Delaware Limited Liability Company (the “Sponsor”), and Nomura Securities International, Inc. (“Nomura”), an underwriter in the Initial Public Offering, generating gross proceeds of $6,500,000, which is described in Note 5.

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

The Company will provide its holders of the outstanding Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to public stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 7). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 immediately prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transactions is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Company’s Sponsor, officers and directors and Nomura have agreed to vote their Founder Shares (as defined in Note 6), Private Placement Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction.

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

Liquidity and Capital Resources

At December 31, 2020, the Company had cash outside the trust of $1,017,137 and working capital of $50,240. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. On February 21, 2021, the Sponsor committed up to $750,000 in loans to the Company for continuing operations to consummate a business combination. The loans are non-interest bearing, unsecured, and to be repaid upon the consummation of a business combination. In the event that a business combination does not occur, then all loaned amounts under this commitment will be forgiven except to the extent that the Company has funds available to it outside the trust account. In addition, the Sponsor, an affiliate of the Sponsor, or our officers and directors may, but are not obligated to, loan us funds as may be required (see Note 6 Related Party Loans). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 2 — RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company previously accounted for its outstanding Public Warrants (as defined in Note 4) and Private Placement Warrants (collectively, with the Public Warrants, the “Warrants”) issued in connection with its Initial Public Offering as components of equity instead of as derivative liabilities. The warrant agreement governing the Warrants includes a provision that provides for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant. In addition, the warrant agreement includes a provision that in the event of a tender offer or exchange offer made to and accepted by holders of more than 50% of the outstanding shares of a single class of stock, all holders of the Warrants would be entitled to receive cash for their Warrants (the “tender offer provision”).

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the Securities and Exchange Commission together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement (the “Warrant Agreement”). Additionally, the Company revised the Statement of Changes in Stockholders’ Equity to present temporary equity separate from permanent equity, which allows for better alignment to the presentation of the Company’s Balance Sheets.

In further consideration of the SEC Statement, the Company’s management further evaluated the Warrants under Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity. ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s common stock. Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s common stock if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant. Based on management’s evaluation, the Company’s audit committee, in consultation with management, concluded that the Company’s Private Placement Warrants are not indexed to the Company’s common stock in the manner contemplated by ASC Section 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. In addition, based on management’s evaluation, the Company’s audit committee, in consultation with management, concluded that the tender offer provision fails the “classified in stockholders’ equity” criteria as contemplated by ASC Section 815-40-25.

As a result of the above, the Company should have classified the Warrants as derivative liabilities in its previously issued financial statements. Under this accounting treatment, the Company is required to measure the fair value of the Warrants at the end of each reporting period as well as re-evaluate the treatment of the warrants (including on August 18, 2020, September 30, 2020 and December 31, 2020) and recognize changes in the fair value from the prior period in the Company’s operating results for the current period.

The Company’s accounting for the Warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported investments held in trust, operating expenses, cash flows or cash.

	As
	Previously
	Reported	Adjustments	As Restated
Balance sheet as of August 18, 2020
Warrant liability	$-	$13,602,000	$13,602,000
Total Liabilities	7,176,121	13,602,000	20,778,121
Class A Common Stock Subject to Possible Redemption	190,045,060	(13,602,000)	176,443,060
Class A Common Stock	165	136	301
Additional Paid-in Capital	5,000,263	837,220	5,837,483
Accumulated Deficit	(1,000)	(837,356)	(838,356)
	5,000,003	-	5,000,003
Number of Class A common stock subject to redemption	19,004,506	(1,360,200)	17,644,306

Balance sheet as of September 30, 2020 (unaudited)
Warrant liability	$-	$13,135,500	$13,135,500
Total Liabilities	8,126,283	13,135,500	21,261,783
Class A Common Stock Subject to Possible Redemption	218,312,810	(13,135,500)	205,177,310
Class A Common Stock	182	131	313
Additional Paid-in Capital	5,082,496	370,725	5,453,221
Accumulated Deficit	(83,243)	(370,856)	(454,099)
	5,000,010	-	5,000,010
Number of Class A common stock subject to redemption	21,831,281	(1,313,550)	20,517,731

Balance sheet as of December 31, 2020
Warrant liability	$-	$13,365,500	$13,365,500
Total Liabilities	9,219,008	13,365,500	22,584,508
Class A Common Stock Subject to Possible Redemption	216,934,140	(13,365,500)	203,568,640
Class A Common Stock	196	133	329
Additional Paid-in Capital	6,461,152	600,722	7,061,874

Accumulated Deficit	(1,461,914)	(600,855)	(2,062,769)
	5,000,009	-	5,000,009
Number of Class A common stock subject to redemption	21,693,414	(1,336,550)	20,356,864

Three months ended September 30, 2020 (unaudited)
Change in fair value of warrant liability	-	466,499	466,499
Transaction costs	-	(837,355)	(837,355)
Net loss	$(82,243)	$(370,856)	$(453,099)
Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	-	18,952,768	18,952,768
Basic and diluted net earnings per share, common stock subject to possible redemption	0.00	-	0.00
Weighted average non-redeemable common shares outstanding, basic and diluted	5,952,197	(2,577,316)	3,374,881
Basic and diluted net loss per non-redeemable common share	$(0.02)		0.00

Nine months ended September 30, 2020 (unaudited)
Change in fair value of warrant liability	-	466,499	466,499
Transaction costs	-	(837,355)	(837,355)
Net loss	$(82,243)	$(370,856)	$(453,099)
Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	15,112,852	3,839,915	18,952,768
Basic and diluted net earnings per share, common stock subject to possible redemption	0.00	-	0.00
Weighted average non-redeemable common shares outstanding, basic and diluted	3,895,358	(470,933)	3,424,425
Basic and diluted net loss per non-redeemable common share	(0.02)	0.02	0.00

Year ended December 31, 2020
Change in fair value of warrant liability	-	236,500	236,500
Transaction costs	-	(837,355)	(837,355)
Net loss	$(1,460,914)	$(600,855)	$(2,061,769)
Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	16,131,141	4,192,832	20,323,974
Basic and diluted net earnings per share, common stock subject to possible redemption	0.00	-	0.00
Weighted average non-redeemable common shares outstanding, basic and diluted	4,542,198	(2,223,472)	2,318,726
Basic and diluted net loss per non-redeemable common share	$(0.32)		(0.89)
Cash Flow Statement for the Nine months ended September 30, 2020
Net loss	$(82,243)	$(370,856)	$(453,099)
Allocation of initial public offering costs	-	837,356	837,356
Initial classification of warrant liability	-	13,602,000	13,602,000
Initial classification of common stock subject to possible redemption	218,395,060	(13,602,000)	204,793,060
Change in value of common stock subject to possible redemption	(82,250)	466,500	384,250
Cash Flow Statement for the Year ended December 31, 2020 (audited)
Net loss	$(1,460,914)	$(600,856)	$(2,061,770)
Allocation of initial public offering costs	-	837,356	837,356
Initial classification of warrant liability	-	13,602,000	13,602,000
Initial classification of common stock subject to possible redemption	218,395,060	(13,602,000)	204,793,060
Change in value of common stock subject to possible redemption	(1,460,920)	236,500	(1,224,420)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity (deficit). The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity (deficit) section of the Company’s balance sheets.

Warrant Liability

The Company accounts for the Warrants in accordance with the guidance contained in ASC 815-40-15-7D and 7F under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjusts the Warrants to fair value at the end of each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The Private Warrants and the Public Warrants for periods where no observable traded price was available are valued using a Monte Carlo simulation. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

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
	(As Restated)
Common stock subject to possible redemption
Numerator: Earnings allocable to Common stock subject to possible redemption
Interest earned on marketable securities held in Trust Account
Less: Income taxes and franchise fees	$(11,254)	$—
Net loss allocable to shares subject to possible redemption	$—	$—
Denominator: Weighted Average Common stock subject to possible redemption
Basic and diluted weighted average shares outstanding	21,833,901	—
Basic and diluted net income per share	$0.00	$—

Non-Redeemable Common Stock
Numerator: Net Loss minus Net Earnings
Net loss	$(2,061,769)	$(1,000)
Net loss allocable to Common stock subject to possible redemption	—	—
Non-Redeemable Net Loss	$(2,061,769)	$(1,000)
Denominator: Weighted Average Non-Redeemable Common Stock
Basic and diluted weighted average shares outstanding	$2,318,726	—
Basic and diluted net loss per share	$(0.89)	$(0.00)

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

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

•	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards update, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 4. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 23,000,000 Units, inclusive of 3,000,000 Units sold to the underwriters on August 24, 2020 upon the underwriters’ election to fully exercise their option to purchase additional Units, at a purchase price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-half of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 9).

NOTE 5. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor and Nomura purchased an aggregate of 650,000 Private Placement Units at a price of $10.00 per Private Placement Unit, for an aggregate purchase price of $6,500,000. Each Private Placement Unit consists of one share of Class A common stock (“Private Placement Share”) and one-half of one redeemable warrant (“Private Placement Warrant”). Each whole Private Placement Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 9). A portion of the proceeds from the Private Placement Units were added to the proceeds from the Initial Public Offering held in the Trust Account. The Private Placement Units are identical to the Public Units sold in the Initial Public Offering, except as described in Note 9. If the Company does not complete a Business Combination within the Combination Period, the proceeds of the sale of the Private Placement Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and underlying securities will be worthless.

NOTE 6. RELATED PARTY TRANSACTIONS

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

NOTE 7. COMMITMENTS AND CONTINGENCIES

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

NOTE 8. PERMANENT EQUITY AND TEMPORARY EQUITY

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

Class A Common Stock — On January 30, 2020, the Company amended its Certificate of Incorporation such that the Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2020 and 2019, there were 3,293,136 and no shares of Class A common stock issued and outstanding, excluding 20,356,864 and no shares of Class A common stock subject to possible redemption, respectively.

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

NOTE 9. WARRANT LIABILITY

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

NOTE 10 — INCOME TAX

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

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2020 and 2019 is as follows:

	December 31, 2020	December 31, 2019
Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	—	—
Change in fair value of warrant liability	-6.1%	--
Valuation allowance	(14.9)	(21.0)
Income tax provision	0.0%	0.0%

The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination by the various taxing authorities. The Company’s tax returns since inception remain open to examination by the taxing authorities.

NOTE 11. FAIR VALUE MEASUREMENTS

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2020 and 2019, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2020	December 31, 2019
Assets:
Marketable securities held in Trust Account	1	$230,011,254	$—

Liabilities:
Warrant Liability – Public Warrants	1	12,995,000
Warrant Liability – Private Placement Warrants	3	370,500

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statement of operations.

The Public and Private Warrants were initially valued using a binomial Monte Carlo simulation Model, which is considered to be a Level 3 fair value measurement. The Monte Carlo model’s primary unobservable input utilized in determining the fair value of the Private Warrants is the expected volatility of the common stock. The expected volatility as of the IPO date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The expected volatility as of subsequent valuation dates was implied from the Company’s own public warrant pricing. For periods subsequent to the detachment of the warrants from the Units, the close price of the public warrant price was used as the fair value as of each relevant date.

The key inputs into the Monte Carlo simulation model for the Private Placement Warrants and Public Warrants were as follows at initial measurement, September 30, 2020 and December 31, 2020:

Input	August 13, 2020	September 30, 2020	December 31, 2020
Risk-free interest rate	0.42%	0.38%	0.51%
Trading days per year	252	252	252
Expected volatility	20.6%	20.4%	15.8%
Exercise price	$11.50	$11.50	$11.50
Stock Price	$9.43	$9.41	$10.08

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of December 23, 2019 (inception)	$—	$—	$—
Initial measurement on August 18, 2020 and over-allotment on August 20, 2020	377,000	13,225,000	13,602,000
Change in valuation inputs or other assumptions	(6,500)	(230,000)	(236,500)
Fair value as of December 31, 2020	$370,500	$12,995,000	$13,365,500

For the period ending December 31, 2020, a total of $13,255,000 was transferred out of Level 3 to Level 1.

NOTE 12. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than described below and in Note 2, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

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

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

None.

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Prior to the Original 10-K, our management evaluated, with the participation of our current Chief Executive Officer and Chief Financial Officer (our “Certifying Officers”), the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020, as required by Rules 13a-15 and 15d-15 under the Exchange Act. Based on their evaluation at the time of the Original 10-K, our Certifying Officers had concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective. Subsequently, in connection with the preparation of this Amendment, our management re-evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of December 31, 2020, as required by Rules 13a-15 and 15d-15 under the Exchange Act.  Based upon that evaluation, and in light of the SEC Statement, our Certifying Officers concluded that, as of December 31, 2020, our disclosure controls and procedures were not effective, due solely to the material weakness in our internal control over financial reporting described below in “Changes in Internal Control Over Financial Reporting.” In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Amendment present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Management’s Report on Internal Controls Over Financial Reporting

This Amendment does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies. Due solely to the events that led to the Restatement, management has identified a material weakness in internal controls related to the accounting for warrants issued in connection with our Public Offering, as described in Note 2 to the Notes to Financial Statements.

Restatement of Previously Issued Financial Statements

On May 10, 2021, we revised our prior position on accounting for warrants and concluded that the Original Financial Statements should not be relied on because of a misapplication in the guidance on warrant accounting. However, the non-cash adjustments to the financial statements do not impact the amounts previously reported for our cash and cash equivalents, total assets, revenue or cash flows.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Due solely to the events that led to the Restatement, management has identified a material weakness in internal controls related to the accounting for warrants issued in connection with our Public Offering, as described in Note 2 of the Notes to Financial Statements.

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

Steven Berrard, our director, is a co-founder of e-commerce company RumbleOn Inc. and has served as its Chief Financial Officer since 2017 and has been a member of its Board of Directors since 2016. Mr. Berrard is the Managing Partner of New River Capital Partners, a private equity fund he co-founded in 1997. Mr. Berrard was the co-founder and Co-Chief Executive Officer of AutoNation from 1996 to 1999. Prior to joining AutoNation, Mr. Berrard served as President and Chief Executive Officer of the Blockbuster Entertainment Group, the world’s largest video store operator at the time. Mr. Berrard served as Chairman of Board of Jamba, Inc. from 2005 to 2007 and as its Chief Executive Officer from 2005 to 2006. Mr. Berrard served as President of Huizenga Holdings, Inc., a real estate management and development company, and served in various positions with subsidiaries of Huizenga Holdings, Inc. from 1981 to 1987. Mr. Berrard currently serves on the Board of Directors of Pivotal Fitness, Inc., a chain of fitness centers operating in Charleston, SC, a position he has held since 2014. He has previously served on the Boards of Directors of Swisher Hygiene Inc., from 2004 to 2014, Walter Investment Management Corp., from 2010 to 2017, Jamba, Inc., from 2005 to 2009, Viacom, Inc., from 1987 to 1996, Birmingham Steel, from 1999 to 2002, HealthSouth, from 2004 to 2006 and Boca Resorts, Inc., from 1996 to 2004. Mr. Berrard earned his B.S. in Accounting from Florida Atlantic University. Mr. Berrard joined the board of directors of BurgerFi in December 2020, and is also expected to serve as a director of Lionheart III Corp and Lionheart IV Corp, both special purpose acquisition companies, upon the completion of their respective public offerings.

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

Roger Meltzer, our director, is a distinguished global leader, having produced substantial innovations for global firms, including one of the largest and most well-known firms in the world while demonstrating agility, compassion, and consistency, who has successfully navigated firms and local offices through challenges such as major worldwide financial headwinds, transnational cyberattacks and global pandemics, who has clearly established moral and business imperatives and has pioneered industry precedents for institutionalized equality, diversity and inclusivity and nurtured a global iconic pro bono effort, and who is known for leading and nurturing entrepreneurial, high performing, and team centric cultures. Mr. Meltzer has practiced law at DLA Piper LLP since 2007 and has held various roles: Global Co-Chairman, from 2015—2021, and currently as Chairman Emeritus; Americas Co-Chairman, since 2013; Member, Office of the Chair, since 2011; Member, Global Board, since 2008; Co-Chairman, U.S. Executive Committee, since 2013; Member, U.S. Executive Committee, since 2007; and Global Co-Chairman, Corporate Finance Practice, 2007 through 2015. Prior to joining DLA Piper LLP, Mr. Meltzer practiced law at Cahill Gordon & Reindel LLP from 1980 through 2007 where he was a member of the Executive Committee from 1987 through 2007, Co-Administrative Partner and Hiring Partner from 1987 through 1999, and Partner from 1984 through 2007. Mr. Meltzer currently serves on the Advisory Board of Harvard Law School Center on the Legal Profession (May 2015—Present); Board of Trustees, New York University Law School (September 2011—Present); and the Corporate Advisory Board, John Hopkins, Carey Business School (January 2009—December2012). He has previously served on the board of directors of: The Legal Aid Society (November 2013 to January 2020), Hain Celestial Group, Inc. (December 2000 to February 2020) and The Coinmach Service Corporation (December 2009 to June 2013). Mr. Meltzer has also received several awards and honors and has been actively involved in philanthropic activity throughout his career. Mr. Meltzer received Juris Doctor degree in law from New York University School of Law and an A.B. from Harvard College. In February 2021, Mr. Meltzer joined the board of directors and the audit committee of Haymaker Acquisition Corp. III (NASDAQ: HYAC), a special purpose acquisition corporation, and Ubicquia LLC, a privately-held smart lighting solutions provider. Mr. Meltzer is also expected to serve as a director nominee of Lionheart III Corp and Lionheart IV Corp, both special purpose acquisition companies, upon the completion of their respective public offerings.

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

Code of Ethics

We adopted a Code of Ethics applicable to our directors, officers and employees, and we have filed a copy of our Code of Ethics as an exhibit to this Amendment. You will be able to review our Code of Ethics by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of our Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

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

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Amendment:

(1)	Financial Statements: The financial statements listed in “Index to the Financial Statements” at “Item 8. Financial Statements and Supplementary Data” are filed as part of this Amendment.

(2)	Financial Statement Schedules: None.

(3)	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Amendment.

Exhibit No.	Description
1.1	Underwriting Agreement, dated August 13, 2020, by and among the Registrant and Nomura and Cantor Fitzgerald & Co., as representatives of the several underwriters (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed with the SEC on August 19, 2020)

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on August 19, 2020)

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K filed with the SEC on August 19, 2020)

4.1	Warrant Agreement, dated August 13, 2020, by and between the Registrant and Continental Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on August 19, 2020)

4.2	Description of Securities (incorporated by reference to Exhibit 4.2 of the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2021)

10.1	Letter Agreement, dated August 13, 2020, by and among the Registrant and its officers, directors, Nomura and the Sponsor (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on August 19, 2020)

10.2	Investment Management Trust Agreement, dated August 13, 2020, by and between the Registrant and Continental Stock Transfer & Trust Company, LLC (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on August 19, 2020)

10.3	Registration Rights Agreement, dated August 13, 2020, by and among the Registrant and certain security holders (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on August 19, 2020)

10.4	Securities Purchase Agreement, dated July 27, 2020, by and between the Sponsor and Nomura (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on August 19, 2020)

10.5	Private Placement Unit Subscription Agreement, dated August 13, 2020, by and between the Registrant and the Sponsor (incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the SEC on August 19, 2020)

10.6	Private Placement Unit Subscription Agreement, dated August 13, 2020, by and between the Registrant and Nomura (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed with the SEC on August 19, 2020)

10.7	Indemnity Agreements, each dated as of August 13, 2020, by and between the Registrant and each of the officers and directors of the Registrant (incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K filed with the SEC on August 19, 2020)

Exhibit No.	Description
10.8	Administrative Support Agreement, dated August 13, 2020, by and between the Registrant and the Sponsor (incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K filed with the SEC on August 19, 2020)

10.9	Forward Purchase Agreement, dated August 13, 2020, by and between the Company and Nomura (incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K filed with the SEC on August 19, 2020)

14.1	Code of Ethics of the Company (incorporated by reference to Exhibit 14.1 of the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2021)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following financial statements from the Annual Report on Form 10-K/A of Lionheart Acquisition Corporation II for the year ended December 31, 2020, formatted in eXtensible Business Reporting Language (XBRL): (i) Balance Sheets, (ii) Statement of Income, (iii) Statement of Changes in Stockholders’ Equity, (iv) Statement of Cash Flows and (v) Notes to Financial Statements.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

LIOHEART ACQUISITION CORPORATION II

Date: May 19, 2021	By:	/s/ Ophir Sternberg
Ophir Sternberg

Chairman, President and Chief Executive Officer

(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K/A has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Ophir Sternberg	Chairman, President and Chief Executive Officer (Principal Executive Officer)	May 19, 2021
Ophir Sternberg

/s/ Trevor Barran	Chief Operating Officer and Director	May 19, 2021
Trevor Barran

/s/ Paul Rapisarda	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	May 19, 2021
Paul Rapisarda

/s/ Steven Berrard	Director	May 19, 2021
Steven Berrard

/s/ Aman Kapadia	Director	May 19, 2021
Aman Kapadia

/s/ Roger Meltzer	Director	May 19, 2021
Roger Meltzer