Form 10-Q
period 2021-03-31
Lionheart Acquisition Corp. II
filed 2021-05-24
CIK 1802450

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒ No ☐

As of May 21, 2021 there were 23,650,000 shares of Class A common stock, $0.0001 par value and 5,750,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

LIONHEART ACQUISITION CORPORATION II

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

LIONHEART ACQUISITION CORPORATION II

CONDENSED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash	$806,107	$1,017,137
Prepaid expenses	148,778	124,766
Total Current Assets	954,885	1,141,903

Deferred offering costs	—	—
Marketable securities held in Trust Account	230,001,284	230,011,254
TOTAL ASSETS	$230,956,169	231,153,157

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$1,173,110	$1,163,558
Accrued offering costs	5,450	5,450
Total Current Liabilities	1,178,560	1,169,008
Warrant liability	8,517,250	13,365,500
Deferred underwriting fee payable	8,050,000	8,050,000
TOTAL LIABILITIES	$17,745,810	$22,584,508

Commitments and Contingencies (Note 6)

Class A common stock subject to possible redemption, 20,821,035 and 20,356,864 shares at redemption value as of March 31, 2021 and December 31, 2020, respectively.	208,210,350	203,568,640

Stockholders’ Equity (Deficit)
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 2,828,965 and 3,293,136 issued and outstanding (excluding 20,821,035 and 20,356,864 shares subject to possible redemption) as of March 31, 2021 and December 31, 2020, respectively.	283	329
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,750,000 and no shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	575	575
Additional paid-in capital	2,420,210	7,061,874
Retained earnings (accumulated deficit)	2,578,941	(2,062,769)
Total Stockholders’ Equity (Deficit)	5,000,009	5,000,009
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$230,956,169	$231,153,157

The accompanying notes are an integral part of the unaudited condensed financial statements.

LIONHEART ACQUISITION CORPORATION II

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Operating costs	$209,938	$—
Loss from operations	(209,938)	—

Other income:
Change in fair value of warrants	4,848,250
Interest earned on marketable securities held in Trust Account	3.398	—
	4,851,648	--

Income (Loss) before benefit from (provision for) income taxes	4,641,710	—
Benefit from (Provision for) income taxes	—	—
Net income (loss)	$4,641,710	$—

Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption	21,693,414	—
Basic and diluted net income per share, Common stock subject to possible redemption	$0.00	$—

Basic and diluted weighted average shares outstanding, Non-redeemable common stock	9,043,136	—
Basic and diluted net income per share, Non-redeemable common stock	$0.51	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

LIONHEART ACQUISITION CORPORATION II

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

THREE MONTHS ENDED MARCH 31, 2021

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance — January 1, 2021	3,293,136	$329	5,750,000	$575	$7,061,874	$(2,062,769)	$5,000,009

Change in value common stock subject to possible redemption	(464,171)	(46)	—	—	(4,641,664)	—	(4,641,710)

Net income (loss)	—	—	—	—	—	4,641,710	4,641,710
Balance – March 31, 2021	2,828,965	$283	5,750,000	$575	$2,420,210	$2,578,941	$5,000,009

THREE MONTHS ENDED MARCH 31, 2020

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — January 1, 2020	—	$—	—	$—	$—	$(1,000)	$(1,000)

Issuance of Class B common stock to Sponsor	—	—	5,750,000	575	24,425	—	25,000

Net loss	—	—	—	—	—	—	—
Balance – March 31, 2020	—	$—	5,750,000	$575	$24,425	$(1,000)	$24,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

LIONHEART ACQUISITION CORPORATION II

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash Flows from Operating Activities:
Net income	$4,641,710	$—
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of warrant liability	(4,848,250)
Interest earned on marketable securities held in Trust Account	(3,398)	—
Changes in operating assets and liabilities:
Prepaid expenses	(24,012)	—
Accrued expenses	9,552	—
Net cash provided by (used in) operating activities	(224,398)	—

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay franchise and income taxes	13,368	—
Net cash provided by (used in) investing activities	13,368	—

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor		25,000
Proceeds from promissory notes – related party		73,171
Payment of offering costs		(69,793)
Net cash provided by (used in) financing activities	--	28,378

Net Change in Cash	(211,030)	28,378
Cash – Beginning	1,017,137	—
Cash – Ending	$806,107	$28,378

Non-cash investing and financing activities:
Change in value of common stock subject to possible redemption	$4,641,710	$—
Deferred underwriting fee payable	$—	$—
Offering costs included in accrued offering costs	$5,450	$40,450

The accompanying notes are an integral part of the unaudited condensed financial statements.

LIONHEART ACQUISITION CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

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

As of March 31, 2021, the Company had not commenced any operations. All activity for the period from December 23, 2019 (inception) through March 31, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

MARCH 31, 2021

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

Liquidity and Capital Resources

At March 31, 2020, the Company had cash outside the trust of $806,107 and working capital deficit of $173,675. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. On February 21, 2021, the Sponsor committed up to $750,000 in loans to the Company for continuing operations to consummate a business combination. The loans are non-interest bearing, unsecured, and to be repaid upon the consummation of a business combination. In the event that a business combination does not occur, then all loaned amounts under this commitment will be forgiven except to the extent that the Company has funds available to it outside the trust account. In addition, the Sponsor, an affiliate of the Sponsor, or our officers and directors may, but are not obligated to, loan us funds as may be required (see Note 5 Related Party Loans). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

LIONHEART ACQUISITION CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-KA as filed with the SEC on May 19, 2021. The interim results for the three and nine months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

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

LIONHEART ACQUISITION CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2021 and December 31, 2020.

Marketable Securities Held in Trust Account

At March 31, 2021 and December 31, 2020, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury Securities.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

Warrant Liability

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations (see Note 9).

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

LIONHEART ACQUISITION CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Net Loss per Common Share

Net income (loss) per share is computed by dividing net income by the weighted-average number of common stock outstanding during the period, excluding shares of common stock subject to forfeiture. The Company has not considered the effect of the warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 11,825,000 shares in the calculation of diluted loss per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive.

The Company’s statement of operations includes a presentation of income (loss) per share for common shares subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income (loss) per common share, basic and diluted, for Common stock subject to possible redemption is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account, net of applicable franchise and income taxes, by the weighted average number of Common stock subject to possible redemption outstanding since original issuance.

Net income (loss) per share, basic and diluted, for non-redeemable common stock is calculated by dividing the net income (loss), adjusted for income or loss on marketable securities attributable to Common stock subject to possible redemption, by the weighted average number of non-redeemable common stock outstanding for the period.

Non-redeemable common stock includes Founder Shares and non-redeemable shares of common stock as these shares do not have any redemption features. Non-redeemable common stock participates in the income or loss on marketable securities based on non-redeemable shares’ proportionate interest.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three months ended March 31
	2021	2020
Common stock subject to possible redemption
Numerator: Earnings allocable to Common stock subject to possible redemption
Interest earned on marketable securities held in Trust Account	$3,398	$
Less: Income taxes and franchise fees	(3,398)		—
Net loss allocable to shares subject to possible redemption	$—		$—
Denominator: Weighted Average Common stock subject to possible redemption
Basic and diluted weighted average shares outstanding	21,693,414		—
Basic and diluted net income per share	$0.00		$—

Non-Redeemable Common Stock
Numerator: Net Loss minus Net Earnings
Net income	$4,641,710		$--
Net income allocable to Common stock subject to possible redemption	—		—
Non-Redeemable Net income	$4,641,710		$--
Denominator: Weighted Average Non-Redeemable Common Stock
Basic and diluted weighted average shares outstanding	$9,043,136		—
Basic and diluted net income per share	$0.51		$--

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account.

LIONHEART ACQUISITION CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

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

MARCH 31, 2021

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

Administrative Services Agreement

The Company entered into an agreement whereby, commencing on the August 14, 2020, the Company will pay the Sponsor a total of $15,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2021 and 2020, the Company incurred $45,000 and $0 in fees for these services.

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

MARCH 31, 2021

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

NOTE 7. STOCKHOLDER’S EQUITY

Preferred Stock — On January 30, 2020, the Company amended Certificate of Incorporation such that the Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At March 31, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding. The Company had no authorized, issued or outstanding shares of preferred stock.

Class A Common Stock — On January 30, 2020, the Company amended its Certificate of Incorporation such that the Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At March 31, 2021 and December 31, 2020, there were 2,828,965 and 3,293,136 shares of Class A common stock issued and outstanding, excluding 20,821,035 and 21,693,414 shares of Class A common stock subject to possible redemption.

Class B Common Stock — On January 30, 2020, the Company amended its Certificate of Incorporation such that the Company is authorized to issue 10,000,000 shares of common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At March 31, 2021 and December 31, 2020, there were 5,750,000 shares of common stock issued and outstanding.

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

MARCH 31, 2021

(Unaudited)

Note 8. WARRANTS

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

MARCH 31, 2021

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

At December 31, 2020, there were 11,500,000 Public Warrants and 325,000 Private Placement Warrants outstanding.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2021 and December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2021	December 31, 2020
Assets:
Marketable securities held in Trust Account	1	$230,001,284	$230,011,254

Liabilities
Warrant Liability – Public Warrants	1	8,280,000	12,995,000
Warrant Liability – Private Warrants	3	237,250	370,500

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statement of operations.

The Private Warrants were valued using a binomial Monte Carlo simulation Model, which is considered to be a Level 3 fair value measurement. The Monte Carlo model’s primary unobservable input utilized in determining the fair value of the Private Warrants is the expected volatility of the common stock. The expected volatility as of the IPO date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The expected volatility as of subsequent valuation dates was implied from the Company’s own public warrant pricing. The Public warrants were valued using the close price of the public warrant price was used as the fair value as of each relevant date.

The key inputs into the Monte Carlo simulation model for the Private Placement Warrants were as follows at December 31, 2020 and March 31, 2021:

Input	March 31, 2021	December 31, 2020
Risk-free interest rate	0.46%	0.51%
Trading days per year	252	252
Expected volatility	20.4%	15.8%
Exercise price	$11.50	$11.50
Stock Price	$9.82	$10.08

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant liabilities
December 31, 2020	$370,500	$12,955,000	$13,365,500
Change in valuation inputs or other assumptions	(133,250)	(4,715,000)	(4,848,250)
Fair value as of March 31, 2021	$237,250	$8,280,000	$8,517,250

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from December 23, 2019 (inception) through March 31, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2021, we had net income of $4,641,710, which consists of operating costs of $209,938, offset by change in fair value of warrant liability and interest income on marketable securities held in the Trust Account of $3,398.

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

For the three months ended March 31, 2021, cash used in operating activities was $224,398, which consisted of our net income of $4,641,710 offset by the change in fair value of warrant liability of $4,848,250, interest earned on marketable securities held in the Trust Account of $3,398 and changes in operating assets and liabilities, which used $14,460 of cash from operating activities.

As of March 31, 2021, we had cash and marketable securities held in the Trust Account of $230,001,284. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account to complete our Business Combination. We may withdraw interest to pay franchise and income taxes. During the period ended March 31, 2021, we did not withdraw any interest earned on the Trust Account. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2021, we had cash of $806,107 outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2021.

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

Warrant Liability

We account for the warrants issued in connection with our Initial Public Offering in accordance with the guidance contained in ASC 815 under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations.

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

Net Loss Per Common Share

We apply the two-class method in calculating earnings per share. Net income (loss) per common share, basic and diluted for common stock subject to possible redemption is calculated by dividing the interest income earned on the Trust Account, net of applicable taxes, if any, by the weighted average number of shares of common stock subject to possible redemption outstanding for the period. Net income (loss) per common share, basic and diluted for and non-redeemable common stock is calculated by dividing net loss less income attributable to common stock subject to possible redemption, by the weighted average number of shares of non-redeemable common stock outstanding for the period presented.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective at a reasonable assurance level as a result of the restatement of previously issued financial statements related to the accounting for warrant liabilities.

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

Factors that could cause our actual results to differ materially from those in this Quarterly Report include the risk factors described in our Annual Report on Form 10-K/A filed with the SEC on May 19, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K/A filed with the SEC on May 19, 2021. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

LIONHEART ACQUISITION CORPORATION II

Date: May 24, 2021	By:	/s/ Ophir Sternberg
	Name:	Ophir Sternberg
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 24, 2021	By:	/s/ Paul Rapisarda
	Name:	Paul Rapisarda
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)