Form 10-Q
period 2021-06-30
Lionheart Acquisition Corp. II
filed 2021-08-12
CIK 1802450

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 11, 2021 there were 23,650,000 shares of Class A common stock, $0.0001 par value and 5,750,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

LIONHEART ACQUISITION CORPORATION II

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

LIONHEART ACQUISITION CORPORATION II

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Current assets
Cash	$572,084	$1,017,137
Prepaid expenses	93,045	124,766
Total Current Assets	665,129	1,141,903

Marketable securities held in Trust Account	230,004,719	230,011,254
TOTAL ASSETS	$230,669,848	$231,153,157

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accrued expenses	$2,832,174	$1,163,558
Accrued offering costs	—	5,450
Total Current Liabilities	2,832,174	1,169,008
Warrant liability	11,246,750	13,365,500
Deferred underwriting fee payable	8,050,000	8,050,000
TOTAL LIABILITIES	22,128,924	22,584,508

Commitments and Contingencies (Note 6)

Class A common stock subject to possible redemption, 20,354,092 and 20,356,864 shares at redemption value as of June 30, 2021 and December 31, 2020, respectively.	203,540,920	203,568,640

Stockholders' Equity (Deficit)
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 3,295,908 and 3,293,136 issued and outstanding (excluding 20,354,092 and 20,356,864 shares subject to possible redemption) as of June 30, 2021 and December 31, 2020, respectively.	330	329
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,750,000 and no shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	575	575
Additional paid-in capital	7,089,593	7,061,874
Accumulated deficit	(2,090,494)	(2,062,769)
Total Stockholders' Equity	5,000,004	5,000,009
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$230,669,848	$231,153,157

The accompanying notes are an integral part of the unaudited condensed financial statements.

LIONHEART ACQUISITION CORPORATION II

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2021	2020	2021	2020

Operating and formation costs	$1,943,370	$—	$2,153,308	$—
Loss from operations	(1,943,370)	—	(2,153,308)	—

Other (expense) income:
Interest earned on marketable securities held in Trust Account	3,435	—	6,833	—
Change in fair value of warrant liabilities	(2,729,500)	—	2,118,750	—
Other income (expense), net	(2,726,065)	—	2,125,583	—

Loss before (provision for) benefit from income taxes	(4,669,435)	—	(27,725)	—
(Provision for) Benefit from income taxes	—	—	—	—
Net Loss	$(4,669,435)	$—	$(27,725)	$—

Basic and diluted weighted average shares outstanding, Common stock subject to possible redemption	20,821,035	—	21,926,782	—

Basic and diluted net income per share, Common stock subject to possible redemption	$—	$—	$—	$—

Basic and diluted weighted average shares outstanding, Non-redeemable common stock	8,485,715	4,725,275	8,809,768	4,725,275

Basic and diluted net income per share, Non-redeemable common stock	$(0.54)	$—	$—	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

LIONHEART ACQUISITION CORPORATION II

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Class A		Class B		Additional	(Accumulated	Total
	Common Stock		Common Stock		Paid-in	Deficit)Retained	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance — January 1, 2021	3,293,136	$329	5,750,000	$575	$7,061,874	$(2,062,769)	$5,000,009

Change in value common stock subject to possible redemption	(464,171)	(46)	—	—	(4,641,664)	—	(4,641,710)

Net income	—	—	—	—	—	4,641,710	4,641,710
Balance - March 31, 2021	2,828,965	$283	5,750,000	$575	$2,420,210	$2,578,941	$5,000,009

Change in value common stock subject to possible redemption	466,943	47	—	—	4,669,383	—	4,669,430

Net loss	—	—	—	—	—	(4,669,435)	(4,669,435)
Balance - June 30, 2021	3,295,908	$330	5,750,000	$575	$7,089,593	$(2,090,494)	$5,000,004

THREE AND SIX MONTHS ENDED JUNE 30, 2020

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — January 1, 2020	—	$—	—	$—	$—	$(1,000)	$(1,000)

Issuance of Class B common stock to Sponsor	—	—	5,750,000	575	24,425	—	25,000

Net loss	—	—	—	—	—	—	—
Balance - March 31, 2020	—	$—	5,750,000	$575	$24,425	$(1,000)	$24,000

Net loss	—	—	—	—	—	—	—

Balance - March 31, 2020	—	$—	5,750,000	$575	$24,425	$(1,000)	$24,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

LIONHEART ACQUISITION CORPORATION II

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2021	2020
Cash Flows from Operating Activities:
Net loss	$(27,725)	$—
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liability	(2,118,750)
Interest earned on marketable securities held in Trust Account	(6,833)	—
Changes in operating assets and liabilities:
Prepaid expenses	31,721	—
Accrued expenses	1,668,616	—
Net cash used in operating activities	(452,971)	—

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account to pay franchise and income taxes	13,368	—
Net cash provided by investing activities	13,368	—

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Proceeds from promissory notes – related party	—	73,171
Payment of offering costs	(5,450)	(79,793)
Net cash (used in) provided by financing activities	(5,450)	18,378

Net Change in Cash	(445,053)	18,378
Cash — Beginning	1,017,137	—
Cash — Ending	$572,084	$18,378

Non-cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$45,690
Change in value of Class A common stock subject to possible redemption	$(27,720)	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

LIONHEART ACQUISITION CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

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

The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies. The Company has one subsidiary, Lionheart II Holdings, LLC, a wholly owned subsidiary incorporated in Delaware on July 9, 2021.

As of June 30, 2021, the Company had not commenced any operations. All activity for the period from December 23, 2019 (inception) through June 30, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination, in particular activities in connection with the potential acquisition of MSP Recovery (see Note 10). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

LIONHEART ACQUISITION CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

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

LIONHEART ACQUISITION CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

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

LIONHEART ACQUISITION CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

Liquidity and Going Concern

The Company has principally financed its operations from inception using proceeds from the sale of its equity securities to its stockholders prior to the Initial Public Offering and such amount of proceeds from the Initial Public Offering that were placed in an account outside of the Trust Account for working capital purposes. At June 30, 2021, the Company had cash outside the trust of $572,084 and working capital deficit of $2,067,045. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. On February 21, 2021, the Sponsor committed up to $750,000 in loans to the Company for continuing operations to consummate a business combination. The loans are non-interest bearing, unsecured, and to be repaid upon the consummation of a business combination. On July 29, 2021, the Sponsor committed up to an additional $250,000 in loans to the Company for continuing operations to consummate a business combination. The loans are non-interest bearing, unsecured, and to be repaid upon the consummation of a business combination. In the event that a business combination does not occur, then all loaned amounts under this commitment will be forgiven except to the extent that the Company has funds available to it outside the trust account. The Sponsor has committed an aggregate of $1,000,000.

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

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

The Company will need to raise further additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. In addition to the loan commitment described herein, the Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through February 18, 2022, the current date that the Company will be required to cease all operations, except for the purpose of winding up, if a Business Combination is not consummated. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

JUNE 30, 2021

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A as filed with the SEC on May 19, 2021. The interim results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

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

LIONHEART ACQUISITION CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021 and December 31, 2020.

Marketable Securities Held in Trust Account

At June 30, 2021 and December 31, 2020, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury Securities.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations.

Based on management’s evaluation, the Company’s audit committee, in consultation with management, concluded that the Company’s Private Placement Warrants are not indexed to the Company’s common stock in the manner contemplated by ASC Section 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares. In addition, based on management’s evaluation, the Company’s audit committee, in consultation with management, concluded that the tender offer provision fails the “classified in stockholders’ equity” criteria as contemplated by ASC Section 815-40-25. As a result, the Company accounts for the Public Warrants and Private Placement Warrants as liabilities in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

LIONHEART ACQUISITION CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

LIONHEART ACQUISITION CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months		Six Months
	Ended		Ended
	June 30,		June 30,
	2021	2020	2021	2020
Common stock subject to possible redemption
Numerator: Earnings allocable to Common stock subject to possible redemption
Interest earned on marketable securities held in Trust Account	$3,435	$—	$6,833	$—
Less: Income taxes and franchise fees	(3,435)	—	(6,833)	—
Net loss allocable to shares subject to possible redemption	$—	$—	$—	$—
Denominator: Weighted Average Common stock subject to possible redemption
Basic and diluted weighted average shares outstanding	20,821,035	—	21,926,782	—
Basic and diluted net income per share	$—	$—	$—	$—

Non-Redeemable Common Stock
Numerator: Net Loss minus Net Earnings
Net loss	$(4,669,435)	$—	$(27,725)	$—
Non-Redeemable Net loss	$(4,669,435)	$—	$(27,725)	$—
Denominator: Weighted Average Non-Redeemable Common Stock
Basic and diluted weighted average shares outstanding	8,578,965	4,725,275	8,809,768	4,725,278
Basic and diluted net loss per share	$(0.54)	$—	$—	$—

The weighted average of shares for 2020, excluded an aggregate of up to 750,000 shares subject to forfeiture if the over-allotment option was not exercised in full or part by the underwriters.

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

JUNE 30, 2021

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

LIONHEART ACQUISITION CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

Note was non-interest bearing and payable on the completion of the Initial Public Offering. The outstanding balance under the Promissory Note of $140,671 was repaid on August 24, 2020.

Administrative Services Agreement

The Company entered into an agreement whereby, commencing on the August 14, 2020, the Company will pay the Sponsor a total of $15,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2021, the Company incurred $45,000 and $90,000 in fees for these services. For the three and six months ended June 30, 2020, the Company did not incur any fees for these services.

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.0 million of such Working Capital Loans may be convertible into units identical to the Private Placement Units at a price of $10.00 per unit.

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

On July 29, 2021, the Sponsor committed up to an additional $250,000 in loans to the Company for continuing operations to consummate a business combination. The loans are non-interest bearing, unsecured, and to be repaid upon the consummation of a business combination. In the event that a business combination does not occur, then all loaned amounts under this commitment will be forgiven except to the extent that the Company has funds available to it outside the trust account. The Sponsor has committed an aggregate of $1,000,000.

LIONHEART ACQUISITION CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

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

LIONHEART ACQUISITION CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

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

NOTE 7. STOCKHOLDER’S EQUITY

Preferred Stock — On January 30, 2020, the Company amended Certificate of Incorporation such that the Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At June 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding. The Company had no authorized, issued or outstanding shares of preferred stock.

Class A Common Stock — On January 30, 2020, the Company amended its Certificate of Incorporation such that the Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At June 30, 2021 and December 31, 2020, there were 3,295,908 and 3,293,136 shares of Class A common stock issued and outstanding, excluding 20,354,092 and  20,356,864 shares of Class A common stock subject to possible redemption.

Class B Common Stock — On January 30, 2020, the Company amended its Certificate of Incorporation such that the Company is authorized to issue 10,000,000 shares of common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At June 30, 2021 and December 31, 2020, there were 5,750,000 shares of common stock issued and outstanding.

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

JUNE 30, 2021

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

Once the warrants become exercisable, the Company may redeem the Public Warrants:

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon not less than 30 days’ prior written notice of redemption to each warrant holder; and
●	if, and only if, the reported last reported sale price of the Company’s Class A common stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending the third trading day prior to the date on which the Company sends the notice of redemption to each warrant holder.

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

LIONHEART ACQUISITION CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

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

At June 30, 2021, there were 11,500,000 Public Warrants and 325,000 Private Placement Warrants outstanding.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2021 and December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

LIONHEART ACQUISITION CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

		June 30,	December 31,
Description	Level	2021	2020
Assets:
Marketable securities held in Trust Account	1	$230,004,719	$230,011,254

Liabilities
Warrant Liability – Public Warrants	1	10,925,000	12,995,000
Warrant Liability – Private Warrants	3	321,750	370,500

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statement of operations.

The Private Warrants were valued using Monte Carlo Model, which is considered to be a Level 3 fair value measurement. The Monte Carlo model’s primary unobservable input utilized in determining the fair value of the Private Warrants is the expected volatility of the common stock. The expected volatility as of the IPO date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The expected volatility as of subsequent valuation dates was implied from the Company’s own public warrant pricing. The Public warrants were valued using the close price of the public warrant price was used as the fair value as of each relevant date.

The key inputs into the Monte Carlo simulation model for the Private Placement Warrants were as follows at December 31, 2020 and June 30, 2021:

Input	June 30, 2021	December 31, 2020
Risk-free interest rate	0.94%	0.51%
Trading days per year	252	252
Expected volatility	16.0%	15.8%
Exercise price	$11.50	$11.50
Stock Price	$9.87	$10.08

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant liabilities
December 31, 2020	$370,500	$12,995,000	$13,365,500
Change in fair value	(133,250)	(4,715,000)	(4,848,250)
Fair value as of March 31, 2021	237,250	8,280,000	8,517,250
Change in fair value	84,500	2,645,000	2,729,500
Fair value as of June 30, 2021	$321,750	$10,925,000	$11,246,750

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Membership Interest Purchase Agreement

On July 11, 2021, the Company entered into a Membership Interest Purchase Agreement (the “MIPA”) by and among the Company, Lionheart II Holdings, LLC, a newly formed wholly owned subsidiary of the Company (“Purchaser”), each limited liability company set forth on Schedule 2.1(a) thereto (the “MSP Purchased Companies”), the members of the MSP Purchased Companies listed on Schedule 2.1(b) thereto (the “Members”), and John H. Ruiz, as the representative of the Members.

LIONHEART ACQUISITION CORPORATION II

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

Subject to the terms and conditions set forth in the MIPA, including the approval of the Company’s stockholders, the parties thereto will enter into a business combination transaction (the “Business Combination”), pursuant to which, among other things, the Members will sell and assign all of their membership interests in the MSP Purchased Companies to Purchaser in exchange for non-economic voting shares of Class V common stock, par value $0.0001, of the Company (“Class V Common Stock”) and non-voting economic Class B Units of Purchaser (“Class B Units,” and each pair consisting of one share of Class V Common Stock and one Class B Unit, an “Up-C Unit”), with Up-C Units being exchangeable on a one-for-one basis for shares of the Company’s Class A common stock. Following the closing of the Business Combination (the “MIPA Closing”), the Company will own all of the voting Class A Units of Purchaser and the Members or their designees will own all of the non-voting economic Class B Units of Purchaser. Subject to the terms and conditions set forth in the MIPA, the aggregate consideration to be paid to the Members (or their designees) will consist of a number of (i) Up-C Units equal to (a) $32.5 billion divided by (b) $10.00 and (ii) rights to receive payments under the Tax Receivable Agreement (as defined below). Of the Up-C Units to be issued to certain Members at the MIPA Closing, 6,000,000 (the “Escrow Units”) will be deposited into an escrow account with Continental Stock Transfer and Trust, to satisfy potential indemnification claims brought pursuant to the MIPA. Additionally, in connection with the Business Combination, the Company intends, subject to compliance with applicable law, to declare a dividend comprising approximately 1,029,000,000 newly issued warrants, each to purchase one share of Class A common stock for an exercise price of $11.50 per share, conditioned upon the consummation of any redemptions by the Company’s stockholders and the MIPA, to the holders of record of Class A common stock as of the close of business on the date of the MIPA Closing, after giving effect to the waiver of the right to participate in such dividend by the Members.

The MIPA contains customary representations, warranties and covenants by the parties thereto and the closing is subject to certain conditions as further described in the MIPA.

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

Recent Developments

On July 11, 2021, we entered into a Membership Interest Purchase Agreement (the “MIPA”) with Lionheart II Holdings, LLC, our newly formed wholly owned subsidiary (“Purchaser”), each limited liability company set forth on Schedule 2.1(a) thereto (the “MSP Purchased Companies”), the members of the MSP Purchased Companies listed on Schedule 2.1(b) thereto (the “Members”), and John H. Ruiz, as the representative of the Members. See Note 10 to Item 1 above for a description of the MIPA and the transactions contemplated thereby.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from December 23, 2019 (inception) through June 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination, in particular activities in connection with the potential acquisition of the MSP Purchased Companies. We do not expect to generate any operating revenues until after the completion of our Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2021, we had net loss of $4,669,435, which consists of operating costs of $1,943,370 and a change in fair value of warrant liability of $2,729,500, offset by interest income on marketable securities held in the Trust Account of $3,435.

For the six months ended June 30, 2021, we had net loss of $27,725, which consists of a change in fair value of warrant liability of $2,118,750 and interest income on marketable securities held in the Trust Account of $6,833, offset by operating costs of $2,153,308.

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

For the six months ended June 30, 2021, cash used in operating activities was $452,971, which consisted of our net loss of $27,725 affected by the change in fair value of warrant liability of $2,118,750 and an interest earned on marketable securities held in the Trust Account of $6,833. Changes in operating assets and liabilities provided $1,700,337 of cash from operating activities.

As of June 30, 2021, we had cash and marketable securities held in the Trust Account of $230,004,719. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account to complete our Business Combination. We may withdraw interest to pay franchise and income taxes. Through June 30, 2021, we  have withdrawn $13,368 of interest earned on the Trust Account for the payment of franchise and income taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2021, we had cash of $572,084 outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to complete our disclosed Business Combination as agreed upon in our Membership Interest Purchase Agreement.

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

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, on February 21, 2021, the Sponsor, Lionheart Equities, LLC, committed up to $750,000 in loans to the Company for continuing operations to consummate a business combination. The Sponsor committed up to an additional $250,000 in loans to the Company for continuing operations to consummate a business combination on July 29, 2021, for an aggregate commitment of $1,000,000. The loans are non-interest bearing, unsecured, and to be repaid upon the consummation of a business combination. In the event that a business combination does not occur, then all loaned amounts under this commitment will be forgiven except to the extent that the Company has funds available to it outside the trust account.

We will need to raise additional funds in order to meet the expenditures required for operating our business. Based off our estimates of the costs of identifying a target business, undertaking in-depth due diligence, and negotiating a Business Combination, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our Business Combination. If we are unable to complete our Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Going Concern

We have until February 18, 2022 to consummate an initial business combination. It is uncertain that we will have sufficient liquidity to fund the working capital needs of the Company until the liquidation date. Additionally, it is uncertain that we will be able to consummate an initial business combination by this time. The Company may not have sufficient liquidity to fund the working capital needs of the Company until February 18, 2022, the liquidation date. If an initial business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. Management has determined that the mandatory liquidation, should an initial business combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after February 18, 2022.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2021.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective at a reasonable assurance level as a result of the restatement of previously issued financial statements related to the accounting for warrant liabilities.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6.Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit).

*	Filed herewith.
**	Furnished.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIONHEART ACQUISITION CORPORATION II

Date: August 11, 2021	By:	/s/ Ophir Sternberg
	Name:	Ophir Sternberg
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2021	By:	/s/ Paul Rapisarda
	Name:	Paul Rapisarda
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)