Form 10-Q
period 2021-09-30
Lionheart Acquisition Corp. II
filed 2021-11-15
CIK 1802450

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 15, 2021 there were 23,650,000 shares of Class A common stock, $0.0001 par value and 5,750,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

LIONHEART ACQUISITION CORPORATION II

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

LIONHEART ACQUISITION CORPORATION II

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2021	2020
	(Unaudited)	(As restated)[1]
ASSETS
Current assets
Cash	$353,032	$1,017,137
Prepaid expenses	48,944	124,766
Total Current Assets	401,976	1,141,903

Marketable securities held in Trust Account	230,008,192	230,011,254
TOTAL ASSETS	$230,410,168	$231,153,157

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$2,918,987	$1,163,558
Accrued offering costs	—	5,450
Total Current Liabilities	2,918,987	1,169,008
Warrant liability	10,176,000	13,365,500
Deferred underwriting fee payable	8,050,000	8,050,000
TOTAL LIABILITIES	21,144,987	22,584,508

Commitments and Contingencies (Note 7)

Class A common stock subject to possible redemption, 23,000,000 shares at redemption value as of September 30, 2021 and December 31, 2020.	230,000,000	230,000,000

Stockholders' Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 650,000 issued and outstanding (excluding 23,000,000 shares subject to possible redemption) as of September 30, 2021 and December 31, 2020.	65	65
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,750,000 shares issued and outstanding as of September 30, 2021 and December 31, 2020.	575	575
Accumulated deficit	(20,735,459)	(21,431,991)
Total Stockholders' Deficit	(20,734,819)	(21,431,351)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$230,410,168	$231,153,157
(1)	As restated due to review of the treatment of common stock subject to redemptions (see Note 2)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LIONHEART ACQUISITION CORPORATION II

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2021	2020(1)	2021	2020(1)

Operating and formation costs	$349,966	$88,889	$2,503,274	$88,889
Loss from operations	(349,966)	(88,889)	(2,503,274)	(88,889)

Other income (expense):
Interest earned on marketable securities held in Trust Account	3,473	6,646	10,306	6,646
Transactions costs associated with the Initial Public Offering	—	(837,355)	—	(837,355)
Change in fair value of warrant liabilities	1,070,750	466,500	3,189,500	466,500
Other income (expense), net	1,074,223	(364,209)	3,199,806	(364,209)

Net Income (Loss)	$724,257	$(453,098)	$696,532	$(453,098)

Basic and diluted weighted average shares outstanding, Class A Common Stock	23,650,000	10,858,152	23,650,000	3,645,803

Basic and diluted net income per share, Class A Common Stock	$0.02	$(0.03)	$0.02	$(0.05)

Basic and diluted weighted average shares outstanding, Class B Common Stock	5,750,000	5,301,630	5,750,000	4,918,796

Basic and diluted net income per share, Class B Common Stock	$0.02	$(0.03)	$0.02	$(0.05)
(1)	As restated due to review of the treatment of common stock subject to redemptions (see Note 2)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LIONHEART ACQUISITION CORPORATION II

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(Unaudited)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2021 (1)	650,000	$65	5,750,000	$575	$—	$(21,431,991)	$(21,431,351)

Net income	—	—	—	—	—	4,641,710	4,641,710
Balance - March 31, 2021 (1)	650,000	65	5,750,000	575	—	$(16,790,281)	(16,789,641)
Net loss	—	—	—	—	—	(4,669,435)	(4,669,435)
Balance — June 30, 2021(1)	650,000	65	5,750,000	575	$—	$(21,459,716)	$(21,459,076)

Net income	—	—	—	—	—	724,257	724,257
Balance - September 30, 2021	650,000	$65	5,750,000	$575	$—	$(20,735,459)	$(20,734,819)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2020	—	$—	—	$—	$—	$(1,000)	$(1,000)

Issuance of Class B common stock to Sponsor	—	—	5,750,000	575	24,425	—	25,000
Balance - March 31, 2020	—	—	5,750,000	575	24,425	(1,000)	24,000

Net income (loss)	—	—	—	—	—	—	—
Balance — June 30, 2020(1)	—	—	5,750,000	575	24,425	(1,000)	24,000

Sale of 23,000,000 Units, net of underwriting discounts and offering expenses	—	—	—	—	—	—	—

Sale of 650,000 Private Placement Units	650,000	65	—	—	6,123,809	—	6,123,874

Accretion to common stock subject to redemption amount	—	—	—	—	(6,148,234)	(19,369,222)	(25,517,456)

Net loss	—	—	—	—	—	(453,098)	(453,098)
Balance — September 30, 2020(1)	650,000	$65	5,750,000	$575	$—	$(19,823,320)	$(19,822,680)
(1)	As restated due to review of the treatment of common stock subject to redemptions (see Note 2)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LIONHEART ACQUISITION CORPORATION II

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2021	2020(1)
Cash Flows from Operating Activities:
Net income (loss)	$696,532	$(453,098)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of warrant liability	(3,189,500)	(466,500)
Transaction costs associated with the Initial Public Offering	—	837,355
Interest earned on marketable securities held in Trust Account	(10,306)	(6,646)
Changes in operating assets and liabilities:
Prepaid expenses	75,822	(163,745)
Accounts payable and accrued expenses	1,755,429	69,833
Net cash used in operating activities	(672,023)	(182,801)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	—	(230,000,000)
Cash withdrawn from Trust Account to pay franchise and income taxes	13,368	—
Net cash provided by (used in) investing activities	13,368	(230,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Proceeds from sale of Units, net of underwriting discounts paid	—	225,400,000
Proceeds from sale of Private Placement Units	—	6,500,000
Proceeds from promissory note – related party	—	140,671
Repayment of promissory note – related party	—	(140,671)
Payment of offering costs	(5,450)	(473,487)
Net cash (used in) provided by financing activities	(5,450)	231,451,513

Net Change in Cash	(664,105)	1,268,712
Cash — Beginning	1,017,137	—
Cash — Ending	$353,032	$1,268,712

Non-cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$5,450
Initial classification of Class A common stock subject to possible redemption	$—	$230,000,000
Deferred underwriting fee payable	$—	$8,050,000
(1)	As restated due to review of the treatment of common stock subject to redemptions (see Note 2)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LIONHEART ACQUISITION CORPORATION II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from December 23, 2019 (inception) through September 30, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination, in particular activities in connection with the potential acquisition of MSP Recovery (see Proposed Business Combination within Note 1). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

LIONHEART ACQUISITION CORPORATION II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward completing a Business Combination. The Company must complete a Business Combination with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on interest earned on the Trust Account) at the time of the agreement to enter into a Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to complete a Business Combination successfully.

The Company will provide its stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to public stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 immediately prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transactions is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Company’s Sponsor, officers and directors and Nomura have agreed to vote their Founder Shares (as defined in Note 6), Private Placement Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against the proposed Business Combination.

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

LIONHEART ACQUISITION CORPORATION II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

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

The Sponsor and Nomura have agreed to waive their liquidation rights with respect to the Private Placement Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the initial stockholders or any of their respective affiliates acquire Public Shares after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

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

Liquidity and Going Concern

The Company has principally financed its operations from inception using proceeds from the sale of its equity securities to its stockholders prior to the Initial Public Offering and such amount of proceeds from the Initial Public Offering that were placed in an account outside of the Trust Account for working capital purposes. At September 30, 2021, the Company had cash outside the trust of $353,032 and working capital deficit of $2,508,819. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. On February 21, 2021, the Sponsor committed up to $750,000 in loans to the Company for continuing operations to consummate a business combination. The loans are non-interest bearing, unsecured, and to be repaid upon the consummation of a business combination. On July 29, 2021, the Sponsor committed up to an additional $250,000 in loans to the Company for continuing operations to consummate a business combination. The loans are non-interest bearing, unsecured, and to be repaid upon the consummation of a business combination. In the event that a business combination does not occur, then all loaned amounts under this commitment will be forgiven except to the extent that the Company has funds available to it outside the trust account. The Sponsor has committed an aggregate of $1,000,000.

LIONHEART ACQUISITION CORPORATION II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

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

Proposed Business Combination

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

LIONHEART ACQUISITION CORPORATION II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

On November 10, 2021, the Company filed with the U.S. Securities and Exchange Commission (“SEC”) in preliminary form a registration statement on Form S-4 (the “Registration Statement”) which contains a preliminary proxy statement/prospectus, in connection with the proposed business combination between the Company and MSP Recovery announced on July 12, 2021. While the Registration Statement has not yet become effective and the information contained therein is subject to change, it provides important information about MSP Recovery, LCAP, and the proposed business combination.

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

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation of the Company’s financial statements as of September 30, 2021, management identified errors made in its historical financial statements where, at the closing of the Company’s Initial Public Offering, the Company improperly valued its Class A common stock subject to possible redemption. The Company previously determined the Class A common stock subject to possible redemption to be equal to the redemption value of $10.00 per share of Class A common stock while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Class A common stock issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the redemption value should include all shares of Class A common stock subject to possible redemption, resulting in the Class A common stock subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification error related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.

In connection with the change in presentation for the Class A common stock subject to redemption, the Company also restated its income (loss) per common stock calculated to allocate net income (loss) evenly to Class A and Class B common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of common stock pro rata in the income (loss) of the Company. There is no impact to the reported amounts for total assets, total liabilities, cash flows, or net income (loss).

The impact of the restatement on the Company’s financial statements is reflected in the following table.

LIONHEART ACQUISITION CORPORATION II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

	As Previously
Balance Sheet as of August 18, 2020 (audited)	Reported	Adjustment	As Restated
Class A common stock subject to possible redemption	$176,443,060	$23,556,940	$200,000,000
Class A common stock	$301	$(236)	$65
Additional paid-in capital	$5,837,483	$(5,837,483)	$—
Accumulated deficit	$(838,356)	$(17,719,221)	$(18,557,577)
Total Stockholders' Equity (Deficit)	$5,000,003	$(23,556,940)	$(18,556,937)

Balance Sheet as of September 30, 2020 (unaudited)
Class A common stock subject to possible redemption	$205,177,310	$24,822,690	$230,000,000
Class A common stock	$313	$(248)	$65
Additional paid-in capital	$5,453,221	$(5,453,221)	$—
Accumulated deficit	$(454,099)	$(19,369,221)	$(19,823,320)
Total Stockholders' Equity (Deficit)	$5,000,010	$(24,822,690)	$(19,822,680)

Balance Sheet as of December 31, 2020 (audited)
Class A common stock subject to possible redemption	$203,568,640	$26,431,360	$230,000,000
Class A common stock	$329	$(264)	$65
Additional paid-in capital	$7,061,874	$(7,061,874)	$—
Accumulated deficit	$(2,062,769)	$(19,369,222)	$(21,431,991)
Total Stockholders’ Equity (Deficit)	$5,000,009	$(26,431,360)	$(21,431,351)

Balance Sheet as of March 31, 2021 (unaudited)
Class A common stock subject to possible redemption	$208,210,350	$21,789,650	$230,000,000
Class A common stock	$283	$(218)	$65
Additional paid-in capital	$2,420,210	$(2,420,210)	$—
Accumulated deficit	$2,578,941	$(19,369,222)	$(16,790,281)
Total Stockholders' Equity (Deficit)	$5,000,009	$(21,789,650)	$(16,789,641)

Balance Sheet as June 30, 2021 (unaudited)
Class A common stock subject to possible redemption	$203,540,920	$26,459,080	$230,000,000
Class A common stock	$330	$(265)	$65
Additional paid-in capital	$7,089,593	$(7,089,593)	$—
Accumulated deficit	$(2,090,494)	$(19,369,222)	$(21,459,716)
Total Stockholders' Equity (Deficit)	$5,000,004	$(26,459,080)	$(21,459,076)

Statement of Operations for the Three Months Ended September 30, 2020 (unaudited)
Basic and diluted weighted average shares outstanding, Class A Common Stock	18,952,768	(8,094,616)	10,858,152
Basic and diluted net (loss) per share, Class A	$—	$(.03)	$(.03)
Basic and diluted weighted average shares outstanding, Class B Common Stock	3,374,881	(1,926,749)	5,301,630
Basic and diluted net (loss) per share, Class B Common Stock	$—	$(.03)	$(.03)

Statement of Operations for the Nine Months Ended September 30, 2020 (unaudited)
Basic and diluted weighted average shares outstanding, Class A Common Stock	18,952,768	(15,306,965)	3,645,803
Basic and diluted net (loss) per share, Class A	$—	$(.05)	$(.05)

LIONHEART ACQUISITION CORPORATION II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

Basic and diluted weighted average shares outstanding, Class B Common Stock	3,424,425	1,494,371	4,918,796
Basic and diluted net (loss) per share, Class B Common Stock	$—	$(.05)	$(.05)

Statement of Operations for the Year Ended December 31, 2020 (audited)
Basic and diluted weighted average shares outstanding, Class A Common Stock	20,323,974	181,518	20,505,492
Basic and diluted net (loss) per share, Class A	$—	$(0.08)	$(0.08)
Basic and diluted weighted average shares outstanding, Class B Common Stock	2,318,726	2,809,006	5,127,732
Basic and diluted net (loss) per share, Class B Common Stock	$(0.89)	$0.81	$(0.08)

Statement of Operations for the Three Months Ended March 31, 2021 (unaudited)
Basic and diluted weighted average shares outstanding, Class A Common Stock	21,693,414	1,956,586	23,650,000
Basic and diluted net (loss) per share, Class A	$—	$0.16	$0.16
Basic and diluted weighted average shares outstanding, Class B Common Stock	9,043,136	(3,293,136)	5,750,000
Basic and diluted net (loss) per share, Class B Common Stock	$0.51	$(0.35)	$0.16

Statement of Operations for the Three Months Ended June 30, 2021 (unaudited)
Basic and diluted weighted average shares outstanding, Class A Common Stock	20,821,035	2,828,965	23,650,000
Basic and diluted net (loss) per share, Class A	$—	$(0.16)	$(0.16)
Basic and diluted weighted average shares outstanding, Class B Common Stock	8,485,715	(2,735,715)	5,750,000
Basic and diluted net (loss) per share, Class B Common Stock	$(0.54)	$0.38	$(0.16)

Statement of Operations for the Six Months Ended June 30, 2020 (unaudited)
Basic and diluted weighted average shares outstanding, Class A Common Stock	21,926,782	1,723,218	23,650,000
Basic and diluted weighted average shares outstanding, Class B Common Stock	8,809,768	(3,059,768)	5,750,000

Statement of Cash Flows for the Nine Months Ended September 30, 2020 (unaudited)
Initial classification of Class A common stock subject to possible redemption	$204,793,060	$25,206,940	$230,000,000
Change in value of Class A common stock subject to possible redemption	$384,250	$(384,250)	$—

Statement of Cash Flows for the Year Ended December 31, 2020 (audited)
Initial classification of Class A common stock subject to possible redemption	$204,793,060	$25,206,940	$230,000,000
Change in value of Class A common stock subject to possible redemption	$(1,224,420)	$1,224,420	$—

LIONHEART ACQUISITION CORPORATION II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

Statement of Cash Flows for the Three Months Ended March 31, 2021 (unaudited)
Change in value of Class A common stock subject to possible redemption	$4,641,710	$(4,641,710)	$—

Statement of Cash Flows for the Six Months Ended June 30, 2021 (unaudited)
Change in value of Class A common stock subject to possible redemption	$(27,720)	$27,720	$—

Statement of Changes in Stockholders' Equity (Deficit) for the Period Ended September 30, 2020 (unaudited)
Sale of 23,000,000 Units, net of underwriting discounts	204,482,544	(204,482,544)	—
Class A common stock subject to possible redemption	(205,177,310)	205,177,310	—
Accretion to common stock subject to redemption amount	—	(25,517,456)	(25,517,456)
Total Stockholders' Equity	5,000,010	(24,822,689)	(19,822,680)

Statement of Changes in Stockholders' Equity (Deficit) for the Year Ended December 30, 2020 (audited)
Change in value of common stock subject to redemption	1,608,670	(1,608,670)	—
Total Stockholders' Equity	5,000,009	(26,431,360)	(21,431,351)

Statement of Changes in Stockholders' Equity (Deficit) for the Period Ended March 31, 2021 (unaudited)
Change in value of common stock subject to redemption	(4,641,710)	(4,641,710)	—
Total Stockholders' Equity	5,000,009	(21,789,650)	(16,789,641)

Statement of Changes in Stockholders' Equity (Deficit) for the Period Ended June 30, 2021 (unaudited)
Change in value of common stock subject to redemption	4,669,430	(4,669,430)	—
Total Stockholders' Equity	5,000,004	(26,459,080)	(21,459,076)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X promulgated under the Securities Act. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed consolidated or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A as filed with the SEC on May 19, 2021. The interim results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

LIONHEART ACQUISITION CORPORATION II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of warrant liabilities. Such estimates may be subject to change as more current information becomes available and accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021 and December 31, 2020.

Marketable Securities Held in Trust Account

At September 30, 2021 and December 31, 2020, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury Securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period.

LIONHEART ACQUISITION CORPORATION II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying condensed consolidated statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Class A common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as shareholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2021, Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed consolidated balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable Class A common stock resulted in charges against additional paid-in capital and accumulated deficit.

At September 30, 2021, the Class A common stock reflected in the condensed consolidated balance sheet are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to Public Warrants	$(13,225,000)
Class A common stock issuance costs	$(12,292,456)
Plus:
Accretion of carrying value to redemption value	$25,517,456
Class A common stock subject to possible redemption	$230,000,000

Warrant Liabilities

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

LIONHEART ACQUISITION CORPORATION II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Net Income (Loss) per Common Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per common stock is computed by dividing net income (loss) by the weighted average number of common stocks outstanding for the period. The Company applies the two-class method in calculating earnings per share. Accretion associated with the redeemable shares of Class A common stocks is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 11,825,000 Class A common stocks in the aggregate. As of September 30, 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stocks and then share in the earnings of the Company. As a result, diluted net loss per common stock is the same as basic net loss per common stock for the periods presented.

LIONHEART ACQUISITION CORPORATION II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

The following table reflects the calculation of basic and diluted net loss per common stock (in dollars, except per share amounts):

	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30, 2021		September 30, 2020		September 30, 2021		September 30, 2020
			(As Restated)				(As Restated)
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common stock
Numerator:
Allocation of net income (loss), as adjusted	$582,608	$141,649	$(304,448)	$(148,650)	$560,306	$136,226	$(192,876)	$(260,222)
Denominator:
Basic and diluted weighted average stock outstanding	23,650,000	5,750,000	10,858,152	5,301,630	23,650,000	5,750,000	3,645,803	4,918,796
Basic and diluted net income (loss) per common stock	$.02	$.02	$(.03)	$(.03)	$.02	$.02	$(.05)	$(.05)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed consolidated balance sheets, primarily due to their short-term nature, except for warrant liabilities (see Note 10.)

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06 — “Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”)”, to simplify accounting for certain financial instruments ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any recently issued, but not yet effective, accounting standards update, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.

LIONHEART ACQUISITION CORPORATION II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

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

Promissory Note — Related Party

On January 10, 2020, the Company issued the Promissory Note to Lionheart Equities, LLC, the Sponsor, pursuant to which the Company could borrow up to an aggregate amount of $300,000 to cover expenses related to the Initial Public Offering. The Promissory

LIONHEART ACQUISITION CORPORATION II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

Note was non-interest bearing and payable on the completion of the Initial Public Offering. The outstanding balance under the Promissory Note of $140,671 was repaid on August 24, 2020. Borrowings under the Promissory Note are no longer available.

Administrative Services Agreement

The Company entered into an agreement whereby, commencing on the August 14, 2020, the Company will pay the Sponsor a total of $15,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2021, the Company incurred and paid $45,000 and $135,000 in fees for these services. For the three and nine months ended September 30, 2020, the Company incurred $30,000 in fees for these services.

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

LIONHEART ACQUISITION CORPORATION II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

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

LIONHEART ACQUISITION CORPORATION II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

NOTE 8. STOCKHOLDER’S EQUITY

Preferred Stock — On January 30, 2020, the Company amended Certificate of Incorporation such that the Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At September 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding. The Company had no issued or outstanding shares of preferred stock.

Class A Common Stock — On January 30, 2020, the Company amended its Certificate of Incorporation such that the Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At September 30, 2021 and December 31, 2020, there were 650,000 shares of Class A common stock issued and outstanding, excluding 23,000,000 shares of Class A common stock subject to possible redemption which are presented as temporary equity

Class B Common Stock — On January 30, 2020, the Company amended its Certificate of Incorporation such that the Company is authorized to issue 10,000,000 shares of common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At September 30, 2021 and December 31, 2020, there were 5,750,000 shares of common stock issued and outstanding.

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

LIONHEART ACQUISITION CORPORATION II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

NOTE 9. WARRANTS

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

LIONHEART ACQUISITION CORPORATION II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

NOTE 10. FAIR VALUE MEASUREMENTS

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

At September 30, 2021, there were 11,500,000 Public Warrants and 325,000 Private Placement Warrants outstanding.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2021 and December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

LIONHEART ACQUISITION CORPORATION II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

		September 30,	December 31,
Description	Level	2021	2020
Assets:
Marketable securities held in Trust Account	1	$230,008,192	$230,011,254

Liabilities
Warrant Liability – Public Warrants	1	9,890,000	12,995,000
Warrant Liability – Private Warrants	3	286,000	370,500

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statements of operations.

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

The key inputs into the Monte Carlo simulation model for the Private Placement Warrants were as follows at December 31, 2020 and September 30, 2021:

Input	September 30, 2021	December 31, 2020
Risk-free interest rate	1.04%	0.51%
Trading days per year	250	252
Expected volatility	14.0%	15.8%
Exercise price	$11.50	$11.50
Stock Price	$9.91	$10.08

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant liabilities
December 31, 2020	$370,500	$12,995,000	$13,365,500
Change in fair value	(133,250)	(4,715,000)	(4,848,250)
Fair value as of March 31, 2021	237,250	8,280,000	8,517,250
Change in fair value	84,500	2,645,000	2,729,500
Fair value as of June 30, 2021	321,750	10,925,000	11,246,750
Change in fair value	(35,750)	(1,035,000)	(1,070,750)
Fair value as of September 30, 2021	$286,000	$9,890,000	$10,176,000

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On November 10, 2021, the Company filed with the U.S. Securities and Exchange Commission (“SEC”) in preliminary form a registration statement on Form S-4 (the “Registration Statement”) which contains a preliminary proxy statement/prospectus, in connection with the proposed business combination between the Company and MSP Recovery announced on July 12, 2021. While the

LIONHEART ACQUISITION CORPORATION II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

Registration Statement has not yet become effective and the information contained therein is subject to change, it provides important information about MSP Recovery, LCAP, and the proposed business combination.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement of our financial statements as of September 30, 2020, December 31, 2020, March 31, 2021, and June 30, 2021. Management identified errors made in its historical financial statements where, at the closing of our Initial Public Offering, we improperly valued our Class A common stock subject to possible redemption. We previously determined the Class A common stock subject to possible redemption to be equal to the redemption value of $10.00 per share of Class A common stock while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Class A common stock issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside of the Company’s control. Therefore, management concluded that the redemption value should include all Class A common stock subject to possible redemption, resulting in the Class A common stock subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification error related to temporary equity and permanent equity. This resulted in a restatement to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from December 23, 2019 (inception) through September 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination, in particular activities in connection with the potential acquisition of the MSP Purchased Companies. We do not expect to generate any operating revenues until after the completion of our Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2021, we had a net income of $724,257, which consists of the change in fair value of warrant liabilities of $1,070,750 and interest earned on marketable securities held in the Trust Account of $3,473, offset by formation and operational costs of $349,966.

For the nine months ended September 30, 2021, we had a net income of $696,532, which consists of the change in fair value of warrant liabilities of $3,189,500 and interest earned on marketable securities held in the Trust Account of $10,306, offset by formation and operational costs of $2,503,274.

For the three and nine months ended September 30, 2020, we had a net loss of $453,098, which consists of formation and operational costs of $88,889 and transaction costs associated with the Initial Public Offering of $837,355, offset by the change in fair value of warrant liability of $466,500 and interest income on marketable securities held in the Trust Account of $6,646.

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

For the nine months ended September 30, 2021, cash used in operating activities was $672,023, which consisted of our net income of $696,532, affected by the change in fair value of warrant liability of $3,189,500 and an interest earned on marketable securities held in the Trust Account of $10,306. Changes in operating assets and liabilities provided $1,831,251 of cash from operating activities.

For the nine months ended September 30, 2020, cash used in operating activities was $182,801, which consisted of our net loss of $453,098 affected by the change in fair value of warrant liability of $466,500, transaction costs associated with the Initial Public Offering of $837,355, and an interest earned on marketable securities held in the Trust Account of $6,646. Changes in operating assets and liabilities used $93,912 of cash from operating activities.

As of September 30, 2021, we had cash and marketable securities held in the Trust Account of $230,008,192. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account to complete our Business Combination. We may withdraw interest to pay franchise and income taxes. Through September 30, 2021, we have withdrawn $13,368 of interest earned on the Trust Account for the payment of franchise and income taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2021, we had cash of $353,032 outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to complete our disclosed Business Combination as agreed upon in our Membership Interest Purchase Agreement.

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

Proposed Business Combination

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

On November 10, 2021, the Company filed with the U.S. Securities and Exchange Commission (“SEC”) in preliminary form a registration statement on Form S-4 (the “Registration Statement”) which contains a preliminary proxy statement/prospectus, in connection with the proposed business combination between the Company and MSP Recovery announced on July 12, 2021. While the Registration Statement has not yet become effective and the information contained therein is subject to change, it provides important information about MSP Recovery, LCAP, and the proposed business combination.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2021.

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

Critical Accounting Policies

The preparation of condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Warrant Liabilities

We account for the warrants issued in connection with our Initial Public Offering in accordance with the guidance contained in ASC 815 under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the warrants as liabilities at their fair value and adjust the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations.

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our condensed consolidated balance sheets.

Net Income (Loss) Per Common Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per common stock is computed by dividing net income (loss) by the weighted average number of common stocks outstanding for the period. We apply the two-class method in calculating earnings per share. Accretion associated with the redeemable shares of Class A common stocks is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 11,825,000 Class A common stocks in the aggregate. As of September 30, 2021, we did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stocks and then share in the earnings of the Company. As a result, diluted net loss per common stock is the same as basic net loss per common stock for the periods presented.

Recent accounting standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed consolidated financial statements.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As of the date of this Quarterly Report on Form 10-Q, except as described below, there have been no material changes to the risk factors disclosed in our annual report on Form 10-K/A filed with the SEC on May 19, 2021.

In connection with the recent restatements of our financial statements, our management has concluded that our disclosure controls and procedures were not effective as of September 30, 2021 due to a material weakness in internal control over financial reporting solely related to our accounting for complex financial instruments. If we are unable to maintain an effective system of disclosure controls and procedures and internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and financial results.

After consultation with our independent registered public accounting firm and our management team, our audit committee concluded that it was appropriate to restate our previously issued financial statements as described in Note 2 to the financial statements included in this report. As part of such process, we identified a material weakness in our internal control over financial reporting, solely related to our accounting for complex financial instruments.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We expect to take steps to remediate the material weakness, but there is no assurance that any remediation efforts will ultimately have the intended effects.

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

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

*Filed herewith.

**Furnished.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIONHEART ACQUISITION CORPORATION II

Date: November 15, 2021	By:	/s/ Ophir Sternberg
	Name:	Ophir Sternberg
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 15, 2021	By:	/s/ Paul Rapisarda
	Name:	Paul Rapisarda
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)