Form 10-K/A
period 2020-12-31
Lionheart Acquisition Corp. II
filed 2021-12-07
CIK 1802450

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

As of December 6, 2021, there were 23,650,000 shares of the Company’s Class A common stock, par value $0.0001 per share, and 5,750,000 shares of the Company’s Class B Common Stock, par value $0.0001 per share, issued and outstanding.

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

EXPLANATORY NOTE

Lionheart Acquisition Corporation II (the “Company,” “we”, “our” or “us”) is filing this Amendment No. 2 to the Annual Report on Form 10-K (this "Amendment"), to amend our Annual Report on Form 10-K for the period ended December 31, 2020, originally filed with the Securities and Exchange Commission (the SEC”) on March 31, 2021, as amended on May 19, 2021 (the "Original Filing"), to restate our financial statements as of and for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 29, 2021, as amended on May 19, 2021, (the “Original Financial Statements”).

In connection with the preparation of the Company’s financial statements as of September 30, 2021, the Company’s management, in consultation with its advisors, identified an error made in certain of its previously issued financial statements, arising from the manner in which, as of the closing of the Company’s initial public offering, the Company valued its Class A common stock subject to possible redemption. The Company previously determined the value of such Class A common stock to be equal to the redemption value of such shares of Class A common stock, after taking into consideration the terms of the Company’s Amended and Restated Certificate of Incorporation, under which a redemption cannot result in net tangible assets being less than $5,000,001. Management has now determined, after consultation with its advisors, that the shares of Class A common stock underlying the units issued during the initial public offering can be redeemed or become redeemable subject to the occurrence of future events considered to be outside the Company’s control. Therefore, management has concluded that the redemption value of its shares of Class A common stock subject to possible redemption should reflect the possible redemption of all shares of Class A common stock. As a result, management has noted a reclassification error related to temporary equity and permanent equity. This has resulted in a restatement of the initial carrying value of the shares of Class A common stock subject to possible redemption, with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and shares of Class A common stock. As a result, on November 19, 2021, after consultation with Marcum LLP, the Company’s independent registered public accounting firm, management and the audit committee of the Company’s board of directors concluded that the Original Financial Statements should no longer be relied upon and are to be restated in order to correct the classification error.

The Company has not amended its Current Report on Form 8-K filed on August 18, 2020 or its quarterly report on Form 10-Q filed on November 16, 2020 for the period affected by the restatement. The financial information that has been previously filed or otherwise reported is superseded by the information in this Amendment, and the financial statements and related financial information contained in such previously filed report should no longer be relied upon.

The restatement is more fully described in Note 2 of the notes to the financial statements included herein. In addition, the Management Discussion & Analysis, Risk Factors, Note 9a and Item 8 have been updated to detail further disclosure of the effects and actions taken by management and the Board of Directors.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officers and principal financial officer are filed as exhibits (in Exhibits 31.1, 31.2, 32.1 and 32.2) to this Amendment under Item 15 of Part IV hereof.

Except as described above, this Amendment does not amend, update or change any other items or disclosures contained in the Original Filing, and accordingly, this Amendment does not reflect or purport to reflect any information or events occurring after the original filing date or modify or update those disclosures affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the SEC. Capitalized terms used but not defined herein shall have the meanings ascribed to such terms in the Original Filing.

ii

Items Amended In This Amendment

For the convenience of the reader, this Amendment sets forth the Original Filing in its entirety, as amended to reflect the restatement. No attempt has been made in this Amendment to update other disclosures presented in the Original Filing, except as required to reflect the effects of the restatement. The following items have been amended as a result of the restatement:

•	Part I – Item 1A. Risk Factors.

•	Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

•	Part II – Item 8. Financial Statements and Supplementary Data.

•	Part II – Item 9A. Controls and Procedures.

•	Part IV – Item 15. Exhibits, Financial Statement Schedules.

This Amendment does not reflect adjustments for events occurring after March 31, 2021, the date of the filing of the Original Filing, except to the extent they are otherwise required to be included and discussed herein and did not substantively modify or update the disclosures herein other than as required to reflect the adjustments described above. This Amendment should be read in conjunction with the Company’s Current Reports on Form 8-K filed with the SEC on May 10, 2021 and November 30, 2021.

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

iii

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

Restatement and Revision of Previously Issued Financial Statements

As per part of Amendment No.1, this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) was amended and restated to give effect to the the prior restatement (the "Initial Restatement"), which primarily related to consideration of the factors in determining whether to classify contracts that may be settled in an entity’s own stock as equity of the entity or as an asset or liability in accordance with Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity. We previously restated our historical financial results to reclassify our Public Warrants and Private Warrants as derivative liabilities pursuant to ASC 815-40 rather than as a component of equity as we had previously treated the warrants. The impact of the Initial Restatement is reflected in the MD&A below. Other than as disclosed in the Explanatory Note and with respect to the impact of the Initial Restatement and the additional restatement discussed below, no other information in this MD&A has been amended and this MD&A does not reflect any events occurring after the Original 10-K. The impact of the Initial Restatement is more fully described in Note 2 to our financial statements included in “Item 15. Exhibits and Financial Statement Schedules” and “Item 9A. Controls and Procedures” in this Amendment.

As per part of Amendment No.2, this Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement and revision of our Original Financial Statements. We are restating our historical financial results to reclassify our temporary equity and permanent equity. The impact of the restatement is reflected in the Management’s Discussion and Analysis of Financial Condition and Results of Operations below. Other than as disclosed in the Explanatory Note and with respect to the impact of this additional restatement, no other information in this Item 7 has been amended and this Item 7 does not reflect any events occurring after the Original Filing. The impact of the restatement is more fully described in Note 2 to our financial statements included in Item 15 of Part IV of this Amendment and Item 9A: Controls and Procedures, both contained herein.

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

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 11,825,000 Class A common stocks in the aggregate. As of December 30, 2020, we did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stocks and then share in the earnings of the Company. As a result, diluted net loss per common stock is the same as basic net loss per common stock for the periods presented.

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

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2020.

Houston, Texas

March 31, 2021, except for the effects of Amendment #1 related to the reclassification of warrants discussed in Notes 2 and 11, as to which the date is May 19, 2021, and except for the effects of Amendment #2 related to the reclassification of Class A shares to temporary equity discussed in Note 2 as to which the date is December 6, 2021.

LIONHEART ACQUISITION CORPORATION II

BALANCE SHEETS

	December 31,
	2020	2019
	(As Restated)
ASSETS
Current Assets
Cash	$1,017,137	$—
Prepaid expenses	124,766	—
Total Current Assets	1,141,903	—

Deferred offering costs	—	26,171
Marketable securities held in Trust Account	230,011,254	—
TOTAL ASSETS	$231,153,157	$26,171

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accrued expenses	$1,163,558	$1,000
Accrued offering costs	5,450	26,171
Total Current Liabilities	1,169,008	27,171

Warrant liability	13,365,500	—
Deferred underwriting fee payable	8,050,000	—
Total Liabilities	22,584,508	27,171

Commitments and Contingencies (Note 7)

Class A common stock subject to possible redemption, 23,000,000 and no shares at redemption value as of December 31, 2020 and 2019, respectively	230,000,000	—

Stockholders’ Equity (Deficit)
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 650,000 and no shares issued and outstanding (excluding 23,000,000 and no shares subject to possible redemption) as of December 31, 2020 and 2019, respectively	65	—
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,750,000 and no shares issued and outstanding as of December 31, 2020 and 2019	575	—
Additional paid-in capital	—	—
Accumulated deficit	(21,431,991)	(1,000)
Total Stockholders’ Equity (Deficit)	(21,431,351)	(1,000)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$231,153,157	$26,171

The accompanying notes are an integral part of the financial statements.

LIONHEART ACQUISITION CORPORATION II

STATEMENTS OF OPERATIONS

	Year Ended December 31,	For the Period from December 23, 2019 (Inception) Through December 31,
	2020	2019
	(As Restated)
Operating costs	$1,472,168	$1,000
Loss from operations	(1,472,168)	(1,000)

Other income (expenses):
Change in fair value of warrant liability	236,500	$—
Transaction costs	(837,355)
Interest earned on marketable securities held in Trust Account	11,254
Other income (expenses), net	(589,601)	(1,000)

Net loss	$(2,061,769)	$(1,000)
Basic and diluted weighted average shares outstanding, Class A common stock	8,674,180	—
Basic and diluted net loss per share, Class A common stock	$(0.15)	$0.00

Basic and diluted weighted average shares outstanding, Class B common stock	5,127,732	—

Basic and diluted net loss per share, Class B common stock	$(0.15)	$(0.00)

The accompanying notes are an integral part of the financial statements.

LIONHEART ACQUISITION CORPORATION II

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Class A Common Stock		Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – December 23, 2019 (inception)	—	$—	—	$—	$—	$—	$—

Net loss	—	—	—	—	—	(1,000)	(1,000)
Balance – December 31, 2019	—	$—	—	$—	$—	$(1,000)	$(1,000)

Issuance of Class B common stock to Sponsor	—	—	5,750,000	575	24,425	—	25,000

Sale of 650,000 Private Placement Units	650,000	65	—	—	6,123,809	—	6,123,874

Accretion to common stock subject to redemption amount	—	—	—	—	(6,148,234)	(19,369,222)	(25,517,456)

Net loss	—	—	—	—	—	(2,061,769)	(2,061,769)
Balance – December 31, 2020 (As Restated)	650,000	$65	5,750,000	$575	$—	$(21,431,991)	$(21,431,351)

The accompanying notes are an integral part of the financial statements.

LIONHEART ACQUISITION CORPORATION II

STATEMENTS OF CASH FLOWS

	Year Ended December 31,	For the Period from December 23, 2019 (Inception) Through December 31,
	2020	2019
	(As Restated)
Cash Flows from Operating Activities:
Net loss	$(2,061,769)	$(1,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrants	(236,500)	—
Transaction costs	837,355	—
Interest earned on marketable securities held in Trust Account	(11,254)	—
Changes in operating assets and liabilities:
Prepaid expenses	(124,766)	—
Accrued expenses	1,162,558	1,000
Net cash used in operating activities	(434,376)	—

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(230,000,000)	—
Net cash used in investing activities	(230,000,000)	—

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	25,000	—
Proceeds from sale of Units, net of underwriting discounts paid	225,400,000	—
Proceeds from sale of Private Placement Units	6,500,000	—
Proceeds from promissory notes – related party	140,671	—
Repayment of promissory notes – related party	(140,671)	—
Payment of offering costs	(473,487)	—
Net cash provided by financing activities	231,451,513	—

Net Change in Cash	1,017,137	—
Cash – Beginning	—	—
Cash – Ending	$1,017,137	$—

Non-cash investing and financing activities:
Initial classification of common stock subject to redemption	$230,000,000	$—
Deferred underwriting fee payable	$8,050,000	$—
Offering costs included in accrued offering costs	5,450	26,171

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

Amendment #1

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

	As		As Restated
	Previously		Per Amendment
	Reported	Adjustments	#1
Balance sheet as of August 18, 2020
Warrant liability	$-	$13,602,000	$13,602,000
Total Liabilities	7,176,121	13,602,000	20,778,121
Class A Common Stock Subject to Possible Redemption	190,045,060	(13,602,000)	176,443,060
Class A Common Stock	165	136	301
Additional Paid-in Capital	5,000,263	837,220	5,837,483
Accumulated Deficit	(1,000)	(837,356)	(838,356)
	5,000,003	-	5,000,003
Number of Class A common stock subject to redemption	19,004,506	(1,360,200)	17,644,306

Balance sheet as of September 30, 2020 (unaudited)
Warrant liability	$-	$13,135,500	$13,135,500
Total Liabilities	8,126,283	13,135,500	21,261,783
Class A Common Stock Subject to Possible Redemption	218,312,810	(13,135,500)	205,177,310
Class A Common Stock	182	131	313
Additional Paid-in Capital	5,082,496	370,725	5,453,221
Accumulated Deficit	(83,243)	(370,856)	(454,099)
	5,000,010	-	5,000,010
Number of Class A common stock subject to redemption	21,831,281	(1,313,550)	20,517,731

Balance sheet as of December 31, 2020
Warrant liability	$-	$13,365,500	$13,365,500
Total Liabilities	9,219,008	13,365,500	22,584,508
Class A Common Stock Subject to Possible Redemption	216,934,140	(13,365,500)	203,568,640
Class A Common Stock	196	133	329
Additional Paid-in Capital	6,461,152	600,722	7,061,874

Accumulated Deficit	(1,461,914)	(600,855)	(2,062,769)
	5,000,009	-	5,000,009
Number of Class A common stock subject to redemption	21,693,414	(1,336,550)	20,356,864

Statement of Operations for the Three months ended September 30, 2020 (unaudited)
Change in fair value of warrant liability	-	466,499	466,499
Transaction costs	-	(837,355)	(837,355)
Net loss	$(82,243)	$(370,856)	$(453,099)
Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	-	18,952,768	18,952,768
Basic and diluted net earnings per share, common stock subject to possible redemption	0.00	-	0.00
Weighted average non-redeemable common shares outstanding, basic and diluted	5,952,197	(2,577,316)	3,374,881
Basic and diluted net loss per non-redeemable common share	$(0.02)	0.02	0.00

Statement of Operations for the Nine months ended September 30, 2020 (unaudited)
Change in fair value of warrant liability	-	466,499	466,499
Transaction costs	-	(837,355)	(837,355)
Net loss	$(82,243)	$(370,856)	$(453,099)
Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	15,112,852	3,839,915	18,952,768
Basic and diluted net earnings per share, common stock subject to possible redemption	0.00	-	0.00
Weighted average non-redeemable common shares outstanding, basic and diluted	3,895,358	(470,933)	3,424,425
Basic and diluted net loss per non-redeemable common share	(0.02)	0.02	0.00

Statement of Operations for the Year ended December 31, 2020
Change in fair value of warrant liability	-	236,500	236,500
Transaction costs	-	(837,355)	(837,355)
Net loss	$(1,460,914)	$(600,855)	$(2,061,769)
Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	16,131,141	4,192,832	20,323,974
Basic and diluted net earnings per share, common stock subject to possible redemption	0.00	-	0.00
Weighted average non-redeemable common shares outstanding, basic and diluted	4,542,198	(2,223,472)	2,318,726
Basic and diluted net loss per non-redeemable common share	$(0.32)	(0.57)	(0.89)
Cash Flow Statement for the Nine months ended September 30, 2020 (unaudited)
Net loss	$(82,243)	$(370,856)	$(453,099)
Allocation of initial public offering costs	-	837,356	837,356
Initial classification of warrant liability	-	13,602,000	13,602,000
Initial classification of common stock subject to possible redemption	218,395,060	(13,602,000)	204,793,060
Change in value of common stock subject to possible redemption	(82,250)	466,500	384,250
Cash Flow Statement for the Year ended December 31, 2020 (audited)
Net loss	$(1,460,914)	$(600,856)	$(2,061,770)
Allocation of initial public offering costs	-	837,356	837,356
Initial classification of warrant liability	-	13,602,000	13,602,000
Initial classification of common stock subject to possible redemption	218,395,060	(13,602,000)	204,793,060
Change in value of common stock subject to possible redemption	(1,460,920)	236,500	(1,224,420)

Amendment #2

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

The impact of the restatement on the Company’s financial statements is reflected in the following table.

	As Reported		As Restated
	Per Amendment #1	Adjustment	Per Amendment #2
Balance Sheet as of August 18, 2020
Class A common stock subject to possible redemption	$176,443,060	$23,556,940	$200,000,000
Class A common stock	$301	$(236)	$65
Additional paid-in capital	$5,837,483	$(5,837,483)	$—
Accumulated deficit	$(838,356)	$(17,719,221)	$(18,557,577)
Total Stockholders' Equity (Deficit)	$5,000,003	$(23,556,940)	$(18,556,937)

Balance Sheet as of September 30, 2020 (unaudited)
Class A common stock subject to possible redemption	$205,177,310	$24,822,690	$230,000,000
Class A common stock	$313	$(248)	$65
Additional paid-in capital	$5,453,221	$(5,453,221)	$—
Accumulated deficit	$(454,099)	$(19,369,221)	$(19,823,320)
Total Stockholders' Equity (Deficit)	$5,000,010	$(24,822,690)	$(19,822,680)

Balance Sheet as of December 31, 2020
Class A common stock subject to possible redemption	$203,568,640	$26,431,360	$230,000,000
Class A common stock	$329	$(264)	$65
Additional paid-in capital	$7,061,874	$(7,061,874)	$—
Accumulated deficit	$(2,062,769)	$(19,369,222)	$(21,431,991)
Total Stockholders’ Equity (Deficit)	$5,000,009	$(26,431,360)	$(21,431,351)

Statement of Operations for the Three Months Ended September 30, 2020 (unaudited)
Basic and diluted weighted average shares outstanding, Class A Common Stock	18,952,768	(8,094,616)	10,858,152
Basic and diluted net (loss) per share, Class A	$—	$(0.03)	$(0.03)
Basic and diluted weighted average shares outstanding, Class B Common Stock	3,374,881	(1,926,749)	5,301,630
Basic and diluted net (loss) per share, Class B Common Stock	$—	$(0.03)	$(0.03)

Statement of Operations for the Nine Months Ended September 30, 2020 (unaudited)
Basic and diluted weighted average shares outstanding, Class A Common Stock	18,952,768	(15,306,965)	3,645,803
Basic and diluted net (loss) per share, Class A	$—	$(0.05)	$(0.05)
Basic and diluted weighted average shares outstanding, Class B Common Stock	3,424,425	1,494,371	4,918,796
Basic and diluted net (loss) per share, Class B Common Stock	$—	$(0.05)	$(0.05)

Statement of Operations for the Year Ended December 31, 2020
Basic and diluted weighted average shares outstanding, Class A Common Stock	20,323,974	(11,649,794)	8,674,180
Basic and diluted net (loss) per share, Class A	$—	$(0.15)	$(0.15)
Basic and diluted weighted average shares outstanding, Class B Common Stock	2,318,726	2,809,006	5,127,732
Basic and diluted net (loss) per share, Class B Common Stock	$(0.89)	$0.74	$(0.15)

Statement of Cash Flows for the Nine Months Ended September 30, 2020 (unaudited)
Initial classification of Class A common stock subject to possible redemption	$204,793,060	$25,206,940	$230,000,000
Change in value of Class A common stock subject to possible redemption	$384,250	$(384,250)	$—

Statement of Cash Flows for the Year Ended December 31, 2020
Initial classification of Class A common stock subject to possible redemption	$204,793,060	$25,206,940	$230,000,000
Change in value of Class A common stock subject to possible redemption	$(1,224,420)	$1,224,420	$—

Statement of Changes in Stockholders' Equity (Deficit) for the Period Ended September 30, 2020 (unaudited)
Sale of 23,000,000 Units, net of underwriting discounts	$204,482,544	$(204,482,544)	$—
Class A common stock subject to possible redemption	$(205,177,310)	$205,177,310	$—
Accretion to common stock subject to redemption amount	$—	$(25,517,456)	$(25,517,456)
Total Stockholders' Equity	5,000,010	(24,822,690)	(19,822,680)

Statement of Changes in Stockholders' Equity (Deficit) for the Year Ended December 30, 2020
Change in value of common stock subject to redemption	$1,608,670	$(1,608,670)	$—
Sale of 23,000,000 Units, net of underwriting discounts	$204,482,544	$(204,482,544)	$—
Class A common stock subject to possible redemption	$(205,177,310)	$205,177,310	$—
Accretion to common stock subject to redemption amount	$—	$(25,517,456)	$(25,517,456)
Total Stockholders' Equity	$5,000,009	$(26,431,360)	$(21,431,351)

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

Class A Common Stock Subject to Possible Redemption (Restated – See Note 2 – Amendment #2)

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Class A common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as shareholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2020, Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed consolidated balance sheet.

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

At December 31, 2020, the Class A common stock reflected in the condensed consolidated balance sheet are reconciled in the following table:

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

Net Loss Per Common Share (Restated – See Note 2 – Amendment #1)

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

Net Income (Loss) Per Common Share (Restated – See Note 2 – Amendment #2)

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

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 11,825,000 Class A common stocks in the aggregate. As of December 31, 2020, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stocks and then share in the earnings of the Company. As a result, diluted net loss per common stock is the same as basic net loss per common stock for the periods presented.

The following table reflects the calculation of basic and diluted net loss per common stock (in dollars, except per share amounts):

	For the Year Ended
	December 31, 2020
	Class A	Class B
Basic and diluted net income (loss) per common stock
Numerator:
Allocation of net income (loss), as adjusted	$(1,295,774)	$(765,995)
Denominator:
Basic and diluted weighted average stock outstanding	8,674,180	5,127,732
Basic and diluted net income (loss) per common stock	$(0.15)	$(0.15)

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

NOTE 8. PERMANENT EQUITY AND TEMPORARY EQUITY (Restated – See Note 2 – Amendment #2)

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

Class A Common Stock — On January 30, 2020, the Company amended its Certificate of Incorporation such that the Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2020 and 2019, there were 650,000 and no shares of Class A common stock issued and outstanding, excluding 23,000,000 and no shares of Class A common stock subject to possible redemption, respectively.

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

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

None.

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Management’s Report on Internal Controls Over Financial Reporting

This Amendment does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

Other than as noted below, during the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in this Amendment had not yet been identified. Management has implemented remediation steps to address the material weaknesses and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

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

LIOHEART ACQUISITION CORPORATION II

Date: December 6, 2021	By:	/s/ Ophir Sternberg
Ophir Sternberg

Chairman, President and Chief Executive Officer

(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K/A has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Ophir Sternberg	Chairman, President and Chief Executive Officer (Principal Executive Officer)	December 6, 2021
Ophir Sternberg

/s/ Trevor Barran	Chief Operating Officer and Director	December 6, 2021
Trevor Barran

/s/ Paul Rapisarda	Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	December 6, 2021
Paul Rapisarda

/s/ James Anderson	Director	December 6, 2021
James Anderson

/s/ Thomas Byrne	Director	December 6, 2021
Thomas Byrne

/s/ Roger Meltzer	Director	December 6, 2021
Roger Meltzer

/s/ Thomas Hawkins	Director	December 6, 2021
Thomas Hawkins