Form 10-K
period 2021-12-31
Lionheart Acquisition Corp. II
filed 2022-03-08
CIK 1802450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __ TO __

Commission File Number: 001-39445
Lionheart Acquisition Corporation II
(Exact name of registrant as specified in its charter)
Delaware	84-4117825
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4218 NE 2nd Avenue Miami, FL	33137
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (305) 573-3900
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A Common Stock and one-half of one Redeemable Warrant	LCAPU	The Nasdaq Capital Market LLC
Class A Common Stock, par value $0.0001 per share	LCAP	The Nasdaq Capital Market LLC
Redeemable Warrants, each whole warrant exercisable for one share of Class A Common Stock at an exercise price of $11.50	LCAPW	The Nasdaq Capital Market LLC

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐
The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter was $227,010,000 based on a $9.87 closing price per share as reported on The Nasdaq Capital Market.
As of March 3, 2022, there were 12,703,631 shares of the Company’s Class A common stock, par value $0.0001 per share, and 5,750,000 shares of the Company’s Class B Common Stock, par value $0.0001 per share, issued and outstanding.

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

On the IPO Closing Date, $230,000,000 of the gross proceeds from our Public Offering and our Private Placement was deposited in a U.S.-based trust account (the “Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee (the “Trustee”), and on the IPO Closing Date we had $2,039,384 of cash held outside of the Trust Account, after payment of costs related to our Public Offering, and available for working capital purposes. We incurred $13,128,937 in transaction costs related to our Public Offering, including $4,600,000 of underwriting discounts, $8,050,000 of deferred underwriters’ commissions and $478,937 of other offering costs. On January 27, 2022, our stockholders approved an amendment to our existing charter to extend the date by which we must consummate a Business Combination (the “Extension Amendment”) from February 18, 2022 to August 18, 2022. In connection with the stockholder vote to approve the Extension Amendment an aggregate of 10,946,369 shares of our Class A Common Stock were redeemed, and approximately $109,469,789 was withdrawn out of the Trust Account to pay for such redemption leaving approximately $120.5 million remaining in our Trust Account to consummate a business combination.

Funds held in the Trust Account have been invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund, selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination, (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (a) to modify the substance or timing of the ability of holders of our public shares to seek redemption in connection with a Business Combination or our obligation to redeem 100% of our public shares if we do not complete a Business Combination within 24 months from the IPO Closing Date or (b) with respect to any other provision relating to stockholders’ rights or pre-Business Combination activity, and (iii) the redemption of our public shares if we are unable to complete our Business Combination within 24 months from the IPO Closing Date, subject to applicable law.

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

Subject to the terms and conditions set forth in the MIPA, including the approval of the Company’s stockholders, the parties thereto will enter into a business combination transaction (the “Proposed Business Combination”), pursuant to which, among other things, the Members will sell and assign all of their membership interests in the MSP Purchased Companies to Purchaser in exchange for non-economic voting shares of Class V common stock, par value $0.0001, of the Company (“Class V Common Stock”) and non-voting economic Class B Units of Purchaser (“Class B Units,” and each pair consisting of one share of Class V Common Stock and one Class B Unit, an “Up-C Unit”), with Up-C Units being exchangeable on a one-for-one basis for shares of the Company’s Class A common stock. Following the closing of the Business Combination (the “MIPA Closing”), the Company will own all of the voting Class A Units of Purchaser and the Members or their designees will own all of the non-voting economic Class B Units of Purchaser. Subject to the terms and conditions set forth in the MIPA, the aggregate consideration to be paid to the Members (or their designees) will consist of a number of (i) Up-C Units equal to (a) $32.5 billion divided by (b) $10.00 and (ii) rights to receive payments under the Tax Receivable Agreement (as defined below). Of the Up-C Units to be issued to certain Members at the MIPA Closing, 6,000,000 (the “Escrow Units”) will be deposited into an escrow account with Continental Stock Transfer and Trust, to satisfy potential indemnification claims brought pursuant to the MIPA. Additionally, in connection with the Business Combination, the Company intends, subject to compliance with applicable law, to declare a dividend comprising approximately 1,029,000,000 newly issued warrants, each to purchase one share of Class A common stock for an exercise price of $11.50 per share, conditioned upon the consummation of any redemptions by the Company’s stockholders and the MIPA, to the holders of record of Class A common stock as of the close of business on the date of the MIPA Closing, after giving effect to the waiver of the right to participate in such dividend by the Members.

The MIPA contains customary representations, warranties and covenants by the parties thereto and the closing is subject to certain conditions as further described in the MIPA.

For additional information regarding MSP, the Proposed Business Combination and the transactions contemplated thereby, see the registration statement on Form S-4 containing a preliminary proxy statement and a preliminary prospectus of the Company initially filed with the Securities and Exchange Commission (the “SEC”) on November 10, 2021 (the “Form S-4”).

Other than as specifically discussed, this report does not assume the Closing of the Proposed Business Combination.

Business Strategy

In the event we do not close the Proposed Business Combination, we may continue to pursue a Business Combination target in any stage of its corporate evolution or in any industry or sector, we continue to focus our search on innovative companies in industries with strong proprietary data analytics capabilities, identifiable competitive advantages and compelling growth prospects, including, without limitation, targets in the PropTech sector. We define the PropTech sector as businesses that apply innovative digital technologies and technology-enhanced services and solutions to the identification, design, development, construction, operation, financing, management and disposition of real estate properties. This definition applies to both technology companies that are disrupting the real estate sector as well as to real estate companies that utilize innovative technology.

 While we will continue to include in our search for Business Combination targets the PropTech sector, we may pursue an acquisition in any business industry or sector, or in any particular geographical area, including within or without the United States. In the event we do not close the Proposed Business Combination, we intend to seek to acquire established businesses of scale that we believe are poised for continued growth with capable management teams and proven unit economics, but potentially in need of financial, operational, strategic or managerial enhancement to maximize value. Our management team and board of directors (our “Board”) will seek to leverage their access to proprietary deal flow, sourcing capabilities and network of industry contacts to generate business combination opportunities.

Our Investment Thesis and Strategy

We believe that we are uniquely qualified among special purpose acquisition company (“SPAC”) vehicles due to our management’s extensive research, analysis, credentials and relationships with respect to U.S. real estate and technology companies.

We believe that our management team’s proprietary network and experience investing and executing across real estate and technology companies, together with our Board’s extensive management, private equity, venture capital and technology experience, position us to identify an attractive target company and close a Business Combination with such a target, should we pursue a Business Combination with a company in many different industry sectors.

Consistent with this strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective targets, irrespective of sector or industry. We have used and will continue to use these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our Business Combination with a target business that does not meet all or some of these criteria and guidelines.

•
Target Business Size. We will continue to seek to invest in one or more businesses, determined in the sole discretion of our officers and directors according to reasonably accepted valuation standards and methodologies. We believe we have a superior and proprietary network to identify the greatest number of attractive opportunities at disciplined valuations.

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

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular Business Combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant. In the event that we find an opportunity that has characteristics more compelling to us than the characteristics described above, we would pursue such opportunity. We may ultimately identify a target for our Business Combination outside of the PropTech industry, including the MSP Purchased Companies in the Proposed Business Combination, or with characteristics materially different from those identified above as desirable criteria for our management team.

Forward Purchase and Forward Financing Arrangements

On August 13, 2020, Nomura, an underwriter of our Public Offering, entered into a forward purchase agreement (as amended, the “Forward Purchase Agreement”) with us, which provides for the purchase by Nomura of our public shares for an aggregate purchase price of up to $100.0 million through, other than as described below, open market purchases or privately negotiated transactions with one or more third parties. In lieu of purchasing public shares in the open market or privately negotiated transactions, up to $85.0 million of such aggregate purchase price may instead be in the form of an investment in our equity securities on terms to be mutually agreed between Nomura and us, to occur concurrently with the closing of our Business Combination. The decision to make such an investment in other equity securities will not reduce the aggregate purchase price. However, Nomura will be excused from its purchase obligation in connection with a specific Business Combination unless, within five business days following written notice delivered by us of our intention to enter into such Business Combination, Nomura notifies us that it has decided to proceed with the purchase in whole or in part. Nomura may decide not to proceed with the purchase for any reason, including, without limitation, if it has determined that such purchase would constitute a conflict of interest. Nomura will also be restricted from making purchases if they are in possession of any material nonpublic information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act.

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

Financial Position

With funds currently available for a Business Combination in the amount of approximately $120.5 million after giving effect to stockholder redemptions exercised in connection with the stockholder vote to approve the Extension Amendment. Assuming no further redemptions before fees and expenses associated with our Business Combination and after payment of $8.05 million of deferred underwriting commissions from the Over-Allotment, plus proceeds we may receive from the Forward Purchase Agreement with Nomura, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt or leverage ratio. Because we are able to complete our Business Combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

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

Limited Ability to Evaluate the Target’s Management Team

Although we closely scrutinize the management of a prospective target business, including the management team of MSP, when evaluating the desirability of effecting our Business Combination with that business, and plan to continue to do so if the Proposed Business Combination is not consummated and we seek other business combination opportunities, our assessment of the target business’ management may not prove to be correct. In addition, the future management of such target business may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our Business Combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our Business Combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our Business Combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

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

Stockholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC. However, we will seek stockholder approval if it is required by law or Nasdaq rules (as is the case for the Proposed Business Combination), or we may decide to seek stockholder approval for business or other legal reasons. Presented in the table below is a graphic explanation of the types of Business Combinations we may consider and whether stockholder approval is currently required under Delaware law for each such transaction.

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

Manner of Conducting Redemptions

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A Common Stock upon the completion of our Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination, such as is the case with the Proposed Business Combination with MSP, or (ii) by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed Business Combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under the law or stock exchange listing requirement. Under Nasdaq rules, asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with us where we do not survive and any transactions where we issue more than 20% of our outstanding common stock or seek to amend our amended and restated certificate of incorporation would require stockholder approval. If we structure our Business Combination with a target company in a manner that requires stockholder approval, we will not have discretion as to whether to seek a stockholder vote to approve the proposed Business Combination. We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC unless stockholder approval is required by law or Nasdaq rules or we choose to seek stockholder approval for business or other legal reasons. So long as we obtain and maintain a listing for our securities on Nasdaq, we will be required to comply with such rules.

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

In the event that we seek stockholder approval of our Business combination, such as is the case with the Proposed Business Combination with MSP, we will distribute proxy materials and, in connection therewith, provide our public stockholders with the redemption rights described above upon completion of the Business Combination. In connection with the Proposed Business Combination with MSP, we initially filed the Form S-4 with the SEC on November 10, 2021.

If we seek stockholder approval, we will complete our Business Combination only if a majority of the outstanding shares of common stock voted are voted in favor of the Business Combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of our outstanding capital stock representing a majority of the voting power of all outstanding shares of our capital stock entitled to vote at such meeting. Our initial stockholders (including Nomura) will count toward this quorum, and our Sponsor, officers, directors and Nomura have agreed to vote any Founder Shares and private shares held by them and any public shares purchased during or after the Public Offering (including in open market and privately negotiated transactions) in favor of our Business Combination. For purposes of seeking approval of the majority of our outstanding shares of common stock voted, non-votes will have no effect on the approval of our Business Combination once a quorum is obtained. As a result, in addition to the Founder Shares and private shares held by our Sponsor, officers, directors and Nomura, we may need only 3,153,596, or approximately 26.2%, of the 12,053,631 public shares sold in our Public Offering that are still outstanding to be voted in favor of a Business Combination (assuming only a quorum is present at the stockholders meeting) in order to have our Business Combination approved. Any forward purchase shares issued by us to Nomura will not be entitled to vote on our Business Combination since those shares will not be issued until the closing of such transaction, although Nomura may elect to purchase (and vote) shares from existing stockholders. These quorum and voting thresholds, and the voting agreements of our Sponsor, officers and directors, may make it more likely that we will consummate our Business Combination. Each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction.

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

If our Business Combination is not completed, we may continue to try to complete a Business Combination with a different target until 24 months from the IPO Closing Date.

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our amended and restated certificate of incorporation, as amended, provides that we will have only 24 months from the IPO Closing Date to complete our Business Combination. If we are unable to complete our Business Combination within such 24-month period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, subject to lawfully available funds therefor, redeem 100% of the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our Board, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our Business Combination within the allotted time period.

Our Sponsor, officers, directors and Nomura have agreed to waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares and private shares held by them if we fail to complete our Business Combination within 24 months from the IPO Closing Date. However, if our Sponsor, officers and directors acquire public shares at a later date, they will be entitled to liquidating distributions from the Trust Account with respect to such public shares if we fail to complete our Business Combination within the allotted time period.

Our Sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (i) to modify the substance or timing of the ability of holders of our public shares to seek redemption in connection with our Business Combination or our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the IPO Closing Date or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A Common Stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares. As a result of stockholder redemptions exercised in connection with the stockholder vote on the Extension Amendment, 10,946,369 shares of our Class A Common Stock were redeemed, resulting in approximately $109.5 million being removed from the Company’s trust account to pay such stockholders. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon consummation of our Business Combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement (described above), we would not proceed with the amendment or the related redemption of our public shares at such time.

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

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our Business Combination within 24 months from the IPO Closing Date may be considered a liquidating distribution under Delaware law. If the Company complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the Company, a 90-day period during which the Company may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 24 months from the closing of our Public Offering is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to complete our Business Combination within 24 months from the IPO Closing Date, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter subject to lawfully available funds therefor, redeem 100% of the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our Board, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following the expiration of such 24-month period and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

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

Our public stockholders will be entitled to receive funds from the Trust Account only upon the earlier to occur of: (i) the completion of our Business Combination, (ii) the redemption of any public shares properly tendered in connection with a stockholder vote to amend any provisions of our amended and restated certificate of incorporation (A) to modify the substance or timing of the ability of holders of our public shares to seek redemption in connection with our Business Combination or our obligation to redeem 100% of our public shares if we do not complete our Business Combination within 24 months from the IPO Closing Date or (B) with respect to any other provision relating to stockholders’ rights or pre-Business Combination activity, and (iii) the redemption of all of our public shares if we are unable to complete our Business Combination within 24 months from the IPO Closing Date, subject to applicable law. In no other circumstances will a stockholder have any right or interest of any kind to or in the Trust Account. However, in the event we seek stockholder approval in connection with our Business Combination, a stockholder’s voting in connection with the Business Combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the Trust Account.

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

Employees

We currently have three officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our Business Combination. The amount of time they will devote in any time period varies based on the stage of the Business Combination process we are in. We do not intend to have any full-time employees prior to the completion of our Business Combination.

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

•	if our Business Combination is not consummated within months from the IPO Closing Date, then our existence will terminate and we will distribute all amounts in our Trust Account; and
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

Risks Relating to a Special Purpose Acquisition Company and our Securities

•
We are a blank check company with no operating history and no revenues, and those of the post-combination company may differ significantly from the unaudited pro forma financial data included in the Form S-4.

•
Following the consummation of the Proposed Business Combination, our only significant asset would be our ownership interest in the Purchaser and such ownership may not be sufficient to pay dividends or make distributions or loans to enable us to pay any dividends on our common stock or satisfy our other financial obligations.

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

•
We may not be able to complete our Business Combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may only receive $10.20 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

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

•
Because of our limited resources and the significant competition for Business Combination opportunities, it may be more difficult for us to complete our Business Combination. If we are unable to complete our Business Combination, our public stockholders may receive only approximately $10.20 per share on our redemption of our public shares, or less than such amount in certain circumstances, and our warrants will expire worthless.

•
If the net proceeds of our Public Offering and the sale of the Private Units not being held in the Trust Account are insufficient to allow us to operate for at least the 24 months after our IPO Closing Date, we may be unable to complete our Business Combination, in which case our public stockholders may only receive $10.20 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

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

•	Because we are not limited to evaluating a target business in a particular industry sector, you will be unable to ascertain the merits or risks of any particular target business’s operations.

Risks Relating to Lionheart Capital, LLC (“Lionheart Capital”), our Sponsor and our management team

•	Past performance by members of our management team may not be indicative of future performance of an investment in the Company.
•	We may seek Business Combination opportunities in industries or sectors which may or may not be outside of our management’s area of expertise.
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

Risks Relating to a Special Purpose Acquisition Company and our Securities

We are a blank check company with no operating history and no revenues, and those of the post-combination company may differ significantly from the unaudited pro forma financial data included in the Form S-4.

We are a blank check company with no operating results, and we commenced limited operations from the IPO Closing Date. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our Business Combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning a Business Combination and may be unable to complete our Business Combination. If we fail to complete our Business Combination, we will never generate any operating revenues.

The amendment to our Form S-4 to be filed with the SEC and mailed to our stockholders in connection with our stockholder meeting to approve the Proposed Business Combination (the “Stockholder Meeting”) will include unaudited pro forma condensed combined financial statements for the post-combination company. The unaudited pro forma condensed combined statement of operations of the post-combination company combines the historical audited results of operations of the Company for the year ended December 31, 2021, with the historical audited results of operations of the MSP Purchased Companies for the year ended December 31, 2021, and gives pro forma effect to the Proposed Business Combination as if it had been consummated on January 1, 2021. The unaudited pro forma condensed combined balance sheet of the post-combination company combines the historical balance sheets of the Company as of December 31, 2021 and of the MSP Purchased Companies as of December 31, 2021 and gives pro forma effect to the Proposed Business Combination as if it had been consummated on January 1, 2021.

The unaudited pro forma condensed combined financial statements are presented for illustrative purposes only, are based on certain assumptions, address a hypothetical situation and reflect limited historical financial data. Therefore, the unaudited pro forma condensed combined financial statements are not necessarily indicative of the results of operations and financial position that would have been achieved had the Business Combination and the acquisitions of the MSP Purchased Companies been consummated on the dates indicated above, or the future consolidated results of operations or financial position of the post-combination company. Accordingly, the post-combination company’s business, assets, cash flows, results of operations and financial condition may differ significantly from those indicated by the unaudited pro forma condensed combined financial statements included in this document.

Following the consummation of the Proposed Business Combination, our only significant asset would be our ownership interest in the Purchaser and such ownership may not be sufficient to pay dividends or make distributions or loans to enable us to pay any dividends on our common stock or satisfy our other financial obligations.

Following the consummation of the Proposed Business Combination, we will have no direct operations and no significant assets other than our ownership of Purchaser. The Members, managers and officers of the MSP Purchased Companies and their respective affiliates will become stockholders of the post-combination company at that time. We will depend on the MSP Purchased Companies and the Purchaser for distributions, loans and other payments to generate the funds necessary to meet our financial obligations, including our expenses as a publicly traded company and to pay any dividends with respect to our common stock. The financial condition and operating requirements of the MSP Purchased Companies may limit our ability to obtain cash from the MSP Purchased Companies and the Purchaser. The earnings from, or other available assets of the MSP Purchased Companies may not be sufficient to pay dividends or make distributions or loans to enable us to pay any dividends on our common stock or satisfy our other financial obligations.

The ability of the MSP Purchased Companies and the Purchaser to make distributions, loans and other payments to us for the purposes described above and for any other purpose may be limited by credit agreements to which the MSP Purchased Companies and the Purchaser are party from time to time, including existing loans and security agreements, and will be subject to the negative covenants set forth therein. Any loans or other extensions of credit to us from the MSP Purchased Companies or the Purchaser will be permitted only to the extent there is an applicable exception to the investment covenants under these credit agreements. Similarly, any dividends, distributions or similar payments to us from the MSP Purchased Companies or the Purchaser will be permitted only to the extent there is an applicable exception to the dividends and distributions covenants under these credit agreements.

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

Any potential target business with which we enter into negotiations concerning a Business Combination will be aware that we must complete our Business Combination within 24 months from the IPO Closing Date. Consequently, such target business may obtain leverage over us in negotiating a Business Combination, knowing that if we do not complete our Business Combination with that particular target business, we may be unable to complete our Business Combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our Business Combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our Business Combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may only receive $10.20 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

Our amended and restated certificate of incorporation, as amended, provides that we must complete our Business Combination within 24 months from the IPO Closing Date. We may not be able to completed the Proposed Business Combination or find a suitable alternative target business and complete our Business Combination within such time period. If we have not completed our Business Combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter subject to lawfully available funds therefor, redeem 100% of the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our Board, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may only receive $10.20 per share, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.20 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.20 per share” and other risk factors below.

You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public stockholders will be entitled to receive funds from the Trust Account only upon the earliest to occur of: (i) our completion of a Business Combination, and then only in connection with those shares of Class A Common Stock that such stockholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of the ability of holders of our public shares to seek redemption in connection with our Business Combination or our obligation to redeem 100% of our public shares if we do not complete our Business Combination within 24 months from the IPO Closing Date or (B) with respect to any other provision relating to stockholders’ rights or pre-Business Combination activity and (iii) the redemption of our public shares if we are unable to complete a Business Combination within 24 months from the IPO Closing Date, subject to applicable law and as further described herein. In no other circumstances will a public stockholder have any right or interest of any kind in the Trust Account. Holders of warrants will not have any right to the proceeds held in the Trust Account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public stockholders may not be afforded an opportunity to vote on a Business Combination, which means we may complete our Business Combination even though a majority of our public stockholders do not support such a combination.

Though the Proposed Business Combination requires the affirmative vote (in person or by proxy) of the holders of a majority of the shares of Class A Common Stock and Class B Common Stock entitled to vote and actually cast thereon at the Stockholder Meeting, if we do not close the Potential Business Combination, our Board may complete an alternate Business Combination without seeking stockholder approval, public stockholders may not have the right or opportunity to vote on the Business Combination, unless we seek such stockholder vote.

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

Our Sponsor, officers and directors and Nomura have agreed to vote in favor of a Business Combination, regardless of how our public stockholders vote.

Our Sponsor, officers, directors and Nomura have agreed to vote any Founder Shares and private shares held by them, as well as any public shares purchased during or after the Public Offering (including in open market and privately negotiated transactions), in favor of a Business Combination, including the Proposed Business Combination. As a result, in addition to the Founder Shares and private shares held by our Sponsor, officers, directors and Nomura, we may need only 3,153,596, or approximately 26.2%, of the 12,053,631 public shares sold in our Public Offering that are still outstanding to be voted in favor of a Business Combination (assuming only a quorum is present at the stockholders meeting) in order to have our Business Combination approved. Any forward purchase shares issued by us to Nomura will not be entitled to vote on our Business Combination since those shares will not be issued until the closing of such transaction, although Nomura may elect to purchase (and vote) shares from existing stockholders. Our initial stockholders (including Nomura) own shares representing 34.68% of our outstanding shares of Capital Stock (including the private shares). Accordingly, if we seek stockholder approval of our Business Combination (as in the case for the Proposed Business Combination), the agreement by our Sponsor, officers, directors and Nomura to vote in favor of our Business Combination will increase the likelihood that we will receive the requisite stockholder approval for such Business Combination.

The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential Business Combination targets, which may make it difficult for us to enter into a Business Combination with a target.

We may seek to enter into a Business Combination agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash, though the Proposed Business Combination contains no such closing condition. While we may have access to proceeds from the Forward Purchase Agreement, if too many public stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the Business Combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our Business Combination upon consummation of our Business Combination and after payment of underwriters’ fees and commissions. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 upon consummation of our Business Combination and after payment of underwriters’ fees and commissions or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related Business Combination and may instead search for an alternate Business Combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a Business Combination with us.

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

In connection with our Business Combination, we may issue shares to investors in private placement transactions (so-called PIPE transactions) at a price of $10.00 to $10.20 per share or which approximates the per-share amounts in our Trust Account at such time, which is generally approximately between $10.00 and $10.20. Though no such PIPE transaction is contemplated in connection with the Proposed Business Combination, the purpose of such issuances may be to enable us to provide sufficient liquidity to the post-Business Combination entity. The price of the shares we issue may therefore be less, and potentially significantly less, than the market price for our shares at such time.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable Business Combination or optimize our capital structure.

At the time we enter into an agreement for our Business Combination, we will not know how many stockholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our Business Combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, (neither of which is the case for the Proposed Business Combination) we will need to reserve a portion of the cash in the Trust Account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the Trust Account or arrange for third party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. Furthermore, this dilution would increase to the extent that the anti-dilution provision of the Class B Common Stock results in the issuance of Class A Common Stock on a greater than one-to-one basis upon conversion of the Class B Common Stock at the time of our Business Combination. The above considerations may limit our ability to complete the most desirable Business Combination available to us or optimize our capital structure. The amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with a Business Combination. The per share amount we will distribute to stockholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the per-share value of shares held by non-redeeming stockholders will reflect our obligation to pay the deferred underwriting commissions.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our Business Combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your stock.

If our Business Combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing (neither of which is the case for the Proposed Business Combination), the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the Trust Account until we liquidate the Trust Account. If you are in need of immediate liquidity, you could attempt to sell your stock in the open market; however, at such time our stock may trade at a discount to the pro rata amount per share in the Trust Account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your stock in the open market.

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

Of the net proceeds from our Public Offering and our Private Placement, only approximately $2,039,384 was initially available to us, on the IPO Closing Date, outside the Trust Account to fund our working capital requirements. In the event that our offering expenses exceed our estimate of $750,000, we may fund such excess with funds not to be held in the Trust Account. In such case, the amount of funds we intend to be held outside the Trust Account would decrease by a corresponding amount. The amount held in the Trust Account will not be impacted as a result of such increase or decrease. Conversely, in the event that the offering expenses are less than our estimate of $750,000, the amount of funds we intend to be held outside the Trust Account would increase by a corresponding amount. If we are required to seek additional capital, we would need to borrow funds from our Sponsor, management team or other third parties to operate or may be forced to liquidate. None of our Sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our Business Combination. Up to $1 million of such loans may be convertible into units, at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Units. Prior to the completion of our Business Combination, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. If we are unable to obtain these loans, we may be unable to complete our Business Combination. If we are unable to complete our Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. Consequently, our public stockholders may only receive approximately $10.20 per share on our redemption of our public shares, and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.20 per share on the redemption of their shares. See “—If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.20 per share” and other risk factors below.

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

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.20 per share.

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

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our public shares, if we are unable to complete our Business Combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our Business Combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public stockholders could be less than the $10.00 per share initially held in the Trust Account, due to claims of such creditors or the $10.20 per share available following the additional deposits made by the Company in connection with the extension of the date by which the Company must consummate its initial business combination from February 18, 2022 to August 18, 2022. Pursuant to a letter agreement (the “Letter Agreement”), our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of our Public Offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and believe that our Sponsor’s only assets are securities of the Company. Therefore, we cannot assure you that our Sponsor would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

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

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our Business Combination will not have all of these positive attributes. If we complete our Business Combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective Business Combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by law, or we decide to obtain stockholder approval for business or other legal reasons (as is the case for the Proposed Business Combination), it may be more difficult for us to attain stockholder approval of our Business Combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our Business Combination, our public stockholders may receive only approximately $10.20 per share on the liquidation of the Trust Account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.20 per share on the redemption of their shares. See “—If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.20 per share” and other risk factors below.

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

Unless we complete our Business Combination with an affiliated entity or our Board cannot independently determine the fair market value of the target business or businesses, we are not required to obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm that the price we are paying is fair to the Company from a financial point of view. If no opinion is obtained (which is the case for the Proposed Business Combination), our stockholders will be relying on the judgment of our Board, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy materials or tender offer documents, as applicable, related to our Business Combination.

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

Our amended and restated certificate of incorporation authorizes the issuance of up to 100,000,000 shares of Class A Common Stock, par value $0.0001 per share, 10,000,000 shares of Class B Common Stock, par value $0.0001 per share, and 1,000,000 shares of preferred stock, par value $0.0001 per share. Following the Public Offering and the Private Placement, there were 69,025,000 and 5,000,000 authorized but unissued shares of Class A Common Stock and Class B Common Stock, respectively, available for issuance, which amount takes into account the shares of Class A Common Stock reserved for issuance upon exercise of outstanding warrants but not the shares of Class A Common Stock issuable upon conversion of Class B Common Stock. Following our Public Offering and our Private Placement, there are no shares of preferred stock issued and outstanding. Shares of our Class B Common Stock are convertible into shares of our Class A Common Stock initially at a one-for-one ratio but subject to adjustment as set forth herein, including in certain circumstances in which we issue Class A Common Stock or equity-linked securities related to our Business Combination. These amounts exclude the issuance of forward purchase shares issuable pursuant to the Forward Purchase Agreement at the time of the Business Combination.

We may issue a substantial number of additional shares of common or preferred stock to complete our Business Combination (including pursuant to the Forward Purchase Agreement) or under an employee incentive plan after completion of our Business Combination (although our amended and restated certificate of incorporation provides that we may not issue securities that can vote with common stockholders on matters related to our pre-Business Combination activity). We may also issue shares of our Class A Common Stock upon conversion of our Class B Common Stock at a ratio greater than one-to-one at the time of our Business Combination as a result of the anti-dilution provisions contained in our amended and restated certificate of incorporation. However, our amended and restated certificate of incorporation provides, among other things, that prior to our Business Combination, we may not issue additional shares of Capital Stock that would entitle the holders thereof to (i) receive funds from the Trust Account or (ii) vote on any Business Combination. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with the approval of our stockholders. However, our Sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of the ability of holders of our public shares to seek redemption in connection with our Business Combination or our obligation to redeem 100% of our public shares if we do not complete our Business Combination within 18 months from the IPO Closing Date or (B) with respect to any other provision relating to stockholders’ rights or pre-Business Combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding public shares. As a result of stockholder redemptions exercised in connection with this right upon a vote in January 2022 to extend the date by which the Company must consummate its initial business combination, 10,946,369 shares of our Class A Common Stock were redeemed, resulting in approximately $109.5 million being removed from the Company’s trust account to pay such stockholders.

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

Resources could be wasted in researching Business Combinations that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our Business Combination, our public stockholders may receive only approximately $10.20 per share, or less than such amount in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys, consultants and others. If we decide not to complete a specific Business Combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our Business Combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our Business Combination, our public stockholders may receive only approximately $10.20 per share on the liquidation of our Trust Account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.20 per share on the redemption of their shares. See “—If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.20 per share” and other risk factors below.

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

Until we consummate our Business Combination, we intend to engage in the business of identifying and combining with one or more businesses. Our Sponsor and officers and directors are, and may in the future become, affiliated with entities (such as operating companies or investment vehicles) that are engaged in a similar business. Ophir Sternberg, our Chairman, President and Chief Executive Officer, and Paul Rapisarda, our Chief Financial Officer, each hold the same positions at Lionheart III Corp and Lionheart IV Corp, special purpose acquisition companies affiliated with our Sponsor. James Anderson, Thomas Byrne, Thomas Hawkins and Roger Meltzer, four of our directors, additionally serve as directors of Lionheart III Corp and Lionheart IV Corp.

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

Of the net proceeds from our Public Offering and our Private Placement, $230.0 million was initially available to complete our Business Combination and pay related fees and expenses (which includes $8.05 million for the payment of deferred underwriting commissions). As a result of stockholder redemptions exercised in connection with a vote in January 2022 to extend the date by which the Company must consummate its initial business combination, 10,946,369 shares of our Class A Common Stock were redeemed, resulting in approximately $109.5 million being removed from the Company’s trust account to pay such stockholders. In addition, Nomura has entered into the Forward Purchase Agreement with us, which provides for the purchase by Nomura of our public shares for an aggregate purchase price of up to $100.0 million through, other than as described below, open market purchases or privately negotiated transactions with one or more third parties. In lieu of purchasing public shares in the open market or privately negotiated transactions, up to $85.0 million of such aggregate purchase price may instead be in the form of an investment in our equity securities on terms to be mutually agreed between Nomura and us, to occur concurrently with the closing of our Business Combination. We may effectuate our Business Combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our Business Combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our Business Combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several Business Combinations in different industries or different areas of a single industry. In addition, we intend to focus our search for a Business Combination in a single industry.

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

In order to effectuate a Business Combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of “business combination,” increased redemption thresholds and extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated certificate of incorporation will require the approval of holders of 65% of our common stock, and amending our Warrant Agreement will require a vote of holders of at least 65% of the outstanding warrants. In addition, our amended and restated certificate of incorporation requires us to provide our public stockholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of the ability of holders of our public shares to seek redemption in connection with our Business Combination or our obligation to redeem 100% of our public shares if we do not complete our Business Combination within 18 months from the IPO Closing Date or (B) with respect to any other provision relating to stockholders’ rights or pre-Business Combination activity. As a result of stockholder redemptions exercised in connection with this right upon a vote in January 2022 to extend the date by which the Company must consummate its initial business combination, 10,946,369 shares of our Class A Common Stock were redeemed, resulting in approximately $109,469,789 being removed from the Company’s trust account to pay such stockholders. To the extent any such amendments would be deemed to fundamentally change the nature of any securities offered in the Public Offering, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate a Business Combination in order to effectuate our Business Combination.

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

Any of the foregoing could have an adverse impact on our operations following a Business Combination. However, our efforts in identifying prospective target businesses will not be limited to the PropTech sector. Accordingly, if we acquire a target business in another industry (such as the MSP Purchased Companies in the Proposed Business Combination), these risks we will be subject to risks attendant with the specific industry in which we operate or target business which we acquire, which may or may not be different than those risks listed above.

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

Because of our limited resources and the significant competition for Business Combination opportunities, it may be more difficult for us to complete our Business Combination. If we are unable to complete our Business Combination, our public stockholders may receive only approximately $10.20 per share on our redemption of our public shares, or less than such amount in certain circumstances, and our warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more industry knowledge than we do, and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the Public Offering and the Private Placement, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, because we are obligated to pay cash for the shares of Class A Common Stock which our public stockholders redeem in connection with our Business Combination, target companies will be aware that this may reduce the resources available to us for our Business Combination. This may place us at a competitive disadvantage in successfully negotiating a Business Combination. If we are unable to complete our Business Combination, our public stockholders may receive only approximately $10.20 per share on the liquidation of our Trust Account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.20 per share upon our liquidation. See “—If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.20 per share” and other risk factors below.

If the net proceeds of our Public Offering and the sale of the Private Units not being held in the Trust Account are insufficient to allow us to operate until 24 months after the IPO Closing Date, we may be unable to complete our Business Combination, in which case our public stockholders may only receive $10.20 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

The funds available to us outside of the Trust Account may not be sufficient to allow us to operate for 24 months following the IPO Closing Date, assuming that our Business Combination is not completed during that time. We believe that the funds available to us outside of the Trust Account will be sufficient to allow us to operate for at least 24 months following the IPO Closing Date; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed Business Combination, although we do not have any current intention to do so and no such provision is included in the MIPA related to the Proposed Business Combination. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our Business Combination, our public stockholders may receive only approximately $10.20 per share on the liquidation of our Trust Account and our warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.20 per share upon our liquidation. See “—If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.20 per share” and other risk factors below.

Our search for a Business Combination, and any target business with which we ultimately consummate a Business Combination, including the Proposed Business Combination, may be materially adversely affected by the COVID-19 outbreak and the status of debt and equity markets.

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

Because we are not limited to evaluating a target business in a particular industry sector, you will be unable to ascertain the merits or risks of any particular target business’s operations.

We will seek to complete a Business Combination with an operating company in any sector in the United States (which may include a company based in the United States which has operations or opportunities outside the United States), except that we will not, under our amended and restated certificate of incorporation, be permitted to effectuate our Business Combination with another blank check company or similar company with nominal operations. To the extent we complete our Business Combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our common stock will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a Business Combination target. Accordingly, any stockholders who choose to remain stockholders following our Business Combination could suffer a reduction in the value of their securities. Such stockholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the Business Combination contained an actionable material misstatement or material omission.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our Public Units are listed on Nasdaq, and the shares of our Class A Common Stock and Public Warrants underlying such units are separately listed on Nasdaq under the trading symbols “LCAP” and “LCAPW,” respectively. Although as of December 31, 2021 we met the minimum initial listing standards set forth in Nasdaq’s listing standards, we cannot assure you that our securities will continue to be listed on Nasdaq in the future. In order to continue listing our securities on Nasdaq, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum amount in stockholders’ equity (generally $2,500,000) and a minimum number of holders of our securities (generally 300 public holders). Additionally, in connection with our Business Combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. For instance, our stock price would generally be required to be at least $4.00 per share and our stockholders’ equity would generally be required to be at least $5.0 million. Further, recent Nasdaq rules changes that went into effect in August 2019 may make it more difficult to maintain our listing after our Business Combination. Under these new rules, restricted securities, including those subject to a contractual lock-up, will not count toward the $5.0 million stockholder equity minimum. Additionally, we would be required to have a minimum of 300 round lot holders (with at least 50% of such round lot holders holding securities with a market value of at least $2,500) of our securities. We cannot assure you that we will be able to meet those initial listing requirements at that time.

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

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement (the “Trust Agreement”), the Trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Investments in the Company’s securities is not intended for persons who are seeking a return on investments in government securities or investment securities. The Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our Business Combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of the ability of holders of our public shares to seek redemption in connection with our Business Combination or our obligation to redeem 100% of our public shares if we do not complete our Business Combination within 24 months from the IPO Closing Date or (B) with respect to any other provision relating to stockholders’ rights or pre-Business Combination activity; or (iii) absent a Business Combination within 24 months from the IPO Closing Date, our return of the funds held in the Trust Account to our public stockholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a Business Combination or may result in our liquidation. If we are unable to complete our Business Combination, our public stockholders may receive only approximately $10.20 per share on the liquidation of our Trust Account and our warrants will expire worthless.

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

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our Business Combination within 24 months from the IPO Closing Date may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following the 24th month from the IPO Closing Date in the event we do not complete our Business Combination and, therefore, we do not intend to comply with the foregoing procedures.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Furthermore, if the pro rata portion of our Trust Account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our Business Combination within 24 months from the IPO Closing Date is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

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
In light of a statement regarding the accounting and reporting considerations for warrants issued by SPACs entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies ("SPACs")” (the “SEC Statement”) and the guidance in ASC 815-40, our management evaluated the terms of our Private Warrants and Public Warrants and concluded that the warrants include provisions that, based on the SEC Statement, preclude the warrants from being classified as components of equity. As described in “Item 8. Financial Statements and Supplementary Data,” we are now recording our warrants as liabilities on our balance sheet measured at fair value at inception and on a recurring basis in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the statement of operations. The impact of changes in fair value on earnings may have an adverse effect on the market price of our Class A Common Stock and/or our financial results. In addition, potential targets may seek a SPAC that does not have warrants that are accounted for as a warrant liability, which may make it more difficult for us to consummate a Business Combination.

Additionally, in connection with our evaluation of the warrants in connection with the SEC Statement, our management reassessed the effectiveness of its disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective as of December 31, 2020, which remains the case as of December 31, 2021. And with respect to our internal control over financial reporting, while there were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time and may be time consuming and costly, and we can offer no assurance that these initiatives will ultimately have the intended effects.

We have identified a material weakness in our internal control over financial reporting as of December 31, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may materially and adversely affect our business and operating results.

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

Although we focused on identifying companies that apply innovative digital technologies and technology-enhanced services and solutions to the identification, design, development, construction, operation, financing, management and disposition of real estate properties, commonly referred to as “PropTech,” we have and continue to consider a Business Combination outside of our management’s area of expertise if a Business Combination candidate (such as the MSP Companies) is presented to us and we determine that such candidate offers an attractive Business Combination opportunity for our company or we are unable to identify a suitable candidate in this sector after having expanded a reasonable amount of time and effort in an attempt to do so. Although our management will endeavor to evaluate the risks inherent in any particular Business Combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to investors in our Public Offering than a direct investment, if an opportunity were available, in a Business Combination candidate. In the event we elect to pursue a Business Combination outside of the areas of our management’s expertise (as is the case for the Proposed Business Combination), our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Annual Report regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any stockholders who choose to remain stockholders following our Business Combination could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.

Our ability to successfully effect our Business Combination and to be successful thereafter will be totally dependent upon the efforts of our officers and directors, some of whom may join us following our Business Combination. The loss of officers and directors could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our Business Combination is dependent upon the efforts of our officers and directors. The role of our officers and directors in the target business, however, cannot presently be ascertained. Although some of our officers and directors may remain with the target business in senior management or advisory positions following our Business Combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we employ after our Business Combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements. In addition, the officers and directors of a Business Combination candidate may resign upon completion of our Business Combination. It is currently anticipated that only Thomas Hawkins, Ophir Sternberg, and Roger Meltzer would continue as directors following the Proposed Business Combination, if elected at the Stockholder Meeting. The departure of a Business Combination target’s officers and directors could negatively impact the operations and profitability of our post-combination business. The role of a Business Combination candidate’s officers and directors upon the completion of our Business Combination cannot be ascertained at this time. Although we contemplate that certain members of a Business Combination candidate’s management team will remain associated with the Business Combination candidate following our Business Combination, it is possible that members of the management of a Business Combination candidate will not wish to remain in place. The loss of officers and directors could negatively impact the operations and profitability of our post-combination business.

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

In pursuing our Business Combination strategy, we may seek to effectuate our Business Combination with a privately held company (as is the case in the Proposed Business Combination). Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential Business Combination on the basis of limited information, which may result in a Business Combination with a company that is not as profitable as we suspected, if at all.

Our management may not be able to maintain control of a target business after our Business Combination.

We may structure a Business Combination so that the post-transaction company in which our public stockholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our stockholders prior to the Business Combination may collectively own a minority interest in the post-Business Combination company, depending on valuations ascribed to the target and us in the Business Combination. For example, we could pursue a transaction in which we issue a substantial number of new shares of Class A Common Stock in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares of common stock, our stockholders immediately prior to such transaction could own less than a majority of our outstanding shares of common stock subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business. In the case of the Proposed Business Combination, our stockholders prior to the Proposed Business Combination are expected to hold a minority position in the post-combination company of approximately 0.4%, assuming (1) that no such stockholders elect to redeem their shares of Class A Common Stock and (2) that the holders of the Company’s existing Public Warrants and Private Warrants exercise those warrants, and no warrants issued in the Proposed Business Combination are exercised. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

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

We may target but intend to target businesses larger than we could acquire with the net proceeds of our Public Offering, the sale of the Private Units as well as proceeds we may receive from the Forward Purchase Agreement. As a result, we may be required to seek additional financing to complete such proposed Business Combination, though no such additional financing is currently contemplated in connection with the Proposed Business Combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our Business Combination, we would be compelled to either restructure the transaction or abandon that particular Business Combination and seek an alternative target business candidate. Further, the amount of additional financing we may be required to obtain could increase as a result of future growth capital needs for any particular transaction, the depletion of the available net proceeds in search of a target business, the obligation to repurchase for cash a significant number of shares from stockholders who elect redemption in connection with our Business Combination and/or the terms of negotiated transactions to purchase shares in connection with our Business Combination. If we are unable to complete our Business Combination, our public stockholders may receive only approximately $10.20 per share plus any pro rata interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes on the liquidation of our Trust Account and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our Business Combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing outside of the Forward Purchase Agreement could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our Business Combination. If we are unable to complete our Business Combination, our public stockholders may only receive approximately $10.20 per share on the liquidation of our Trust Account, and our warrants will expire worthless. Furthermore, as described in the risk factor entitled “If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by stockholders may be less than $10.20 per share,” under certain circumstances our public stockholders may receive less than $10.20 per share upon the liquidation of the Trust Account.

Our initial stockholders may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

Our initial stockholders (including Nomura) own shares representing 34.68% of our issued and outstanding shares of common stock (including the private shares and excluding the securities issuable pursuant to the Forward Purchase Agreement). Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation and approval of major corporate transactions. If our initial stockholders purchase any additional shares of common stock in the aftermarket or in privately negotiated transactions, this would increase their control. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A Common Stock. In addition, our Board, whose members were elected by certain of our initial stockholders, will be elected in each year. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of our Business Combination, in which case all of the current directors will continue in office until at least the completion of the Business Combination. If there is an annual meeting our initial stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholders will continue to exert control at least until the completion of our Business Combination.

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
As of March 3, 2022, there were nine holders of record of our units, one holder of record of our separately traded shares of Class A Common Stock and one holder of record of our separately traded Public Warrants.

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

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e)	Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

None.

ITEM 6.	[RESERVED]

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

On January 27, 2022, the Company held a special meeting of the Company’s stockholders (the “Extension Meeting”). At the Extension Meeting, the Company’s stockholders approved to extend the date by which the Company must consummate its initial business combination from February 18, 2022 to August 18, 2022. As part of the meeting, Stockholders holding 10,946,369 shares of the Company’s Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s trust account, amounting to approximately $109,469,789 removed from the Company’s trust account to pay such stockholders.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from December 23, 2019 (inception) through December 31, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination, in particular activities in connection with the potential acquisition of the MSP Purchased Companies. We do not expect to generate any operating revenues until after the completion of our Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2021, we had a net income of $3,206,635, which consists of the change in fair value of warrant liabilities of $6,976,750 and interest earned on marketable securities held in the Trust Account of $15,188, offset by operating and formation costs of $3,785,303.

For the year ended December 31, 2020, we had a net loss of $2,061,769, which consists of operating and formation costs of $1,472,168, and transaction costs associated with the Initial Public Offering of $837,355, offset by the change in fair value of warrant liabilities of $236,500 and interest income on marketable securities held in the Trust Account of $11,254.

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

For the year ended December 31, 2021, cash used in operating activities was $847,669, Net income of $3,206,635 was affected by the change in fair value of warrant liability of $6,976,750 and interest earned on marketable securities held in the Trust Account of $15,188. Changes in operating assets and liabilities provided $2,937,634 of cash from operating activities.

For the year ended December 31, 2020, cash used in operating activities was $434,376, Net loss of $2,061,769 was affected by the change in fair value of warrant liability of $236,500, transaction costs associated with the Initial Public Offering of $837,355, interest earned on marketable securities held in the Trust Account of $11,254 and changes in operating assets and liabilities, which provided $1,037,792 of cash from operating activities.

As of December 31, 2021, we had cash and marketable securities held in the Trust Account of $230,013,074. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account to complete our Business Combination. We may withdraw interest to pay franchise and income taxes. Through December 31, 2021, we have withdrawn $13,368 of interest earned on the Trust Account for the payment of franchise and income taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2021, we had cash of $177,386 outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to complete our disclosed Business Combination as agreed upon in our Membership Interest Purchase Agreement.

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

48

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

Going Concern

We have until August 18, 2022 to consummate an initial business combination. It is uncertain that we will have sufficient liquidity to fund the working capital needs of the Company until the liquidation date and/or through twelve months from the issuance of this report. Additionally, it is uncertain that we will be able to consummate an initial business combination by this time. The Company may not have sufficient liquidity to fund the working capital needs of the Company until August 18, 2022, the liquidation date, and/or through twelve months from the issuance of this report. If an initial business combination is not consummated by the liquidation date, there will be a mandatory liquidation and subsequent dissolution. Management has determined that the mandatory liquidation, should an initial business combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after August 18, 2022.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2021.

49

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

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of our balance sheets.

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

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 11,825,000 Class A common stocks in the aggregate. As of December 31, 2021 and 2020, we did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stocks and then share in the earnings of the Company. As a result, diluted net loss per common stock is the same as basic net loss per common stock for the periods presented.

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

50

ITEM 8.	Financial Statements and Supplementary Data

51

LIONHEART ACQUISITION CORPORATION II

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
Lionheart Acquisition Corporation II

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balances sheets of Lionheart Acquisition Corporation II (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the consolidated financial statements, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2021 and 2020 are not sufficient to complete its planned activities. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2020.

Houston, Texas
March 7, 2022

LIONHEART ACQUISITION CORPORATION II
CONSOLIDATED BALANCE SHEETS

	December 31, 2021	December 31, 2020

ASSETS
Current assets
Cash	$177,386	$1,017,137
Prepaid expenses	8,611	124,766
Total Current Assets	185,997	1,141,903
Marketable securities held in Trust Account	230,013,074	230,011,254
TOTAL ASSETS	$230,199,071	$231,153,157

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$3,985,037	$1,163,558
Accrued offering costs	—	5,450
Total Current Liabilities	3,985,037	1,169,008
Warrant liability	6,388,750	13,365,500
Deferred underwriting fee payable	8,050,000	8,050,000
TOTAL LIABILITIES	18,423,787	22,584,508

Commitments and Contingencies (Note 6)

Class A common stock subject to possible redemption, 23,000,000 shares at redemption value as of December 31, 2021 and 2020.	230,000,000	230,000,000

Stockholders' Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 650,000 issued and outstanding (excluding 23,000,000 shares subject to possible redemption) as of December 31, 2021 and 2020.	65	65
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,750,000 shares issued and outstanding as of December 31, 2021 and 2020.	575	575
Accumulated deficit	(18,225,356)	(21,431,991)
Total Stockholders' Deficit	(18,224,716)	(21,431,351)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$230,199,071	$231,153,157

The accompanying notes are an integral part of the consolidated financial statements.

LIONHEART ACQUISITION CORPORATION II
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2021	Year Ended December 31, 2020

Operating and formation costs	$3,785,303	$1,472,168
Loss from operations	(3,785,303)	(1,472,168)

Other income (expense):
Interest earned on marketable securities held in Trust Account	15,188	11,254
Transactions costs associated with the Initial Public Offering	—	(837,355)
Change in fair value of warrant liabilities	6,976,750	236,500
Other income (expense), net	6,991,938	(589,601)

Net income (loss)	$3,206,635	$(2,061,769)

Basic and diluted weighted average shares outstanding, Class A Common stock	23,650,000	8,674,180
Basic and diluted net income (loss) per share, Class A Common stock	$0.11	$(0.15)

Basic and diluted weighted average shares outstanding, Class B Common Stock	5,750,000	5,127,732
Basic and diluted net income (loss) per share, Class B Common Stock	$0.11	$(0.15)

The accompanying notes are an integral part of the consolidated financial statements.

LIONHEART ACQUISITION CORPORATION II
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Class A Common Stock		Class B Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance – January 1, 2020	—	$—	—	$—	$—	$(1,000)	$(1,000)

Issuance of Class B common stock to Sponsor	—	—	5,750,000	575	24,425	—	25,000

Sale of 650,000 Private Placement Units	650,000	65	—	—	6,123,809	—	6,123,874

Accretion to common stock subject to redemption amount	—	—	—	—	(6,148,234)	(19,369,222)	(25,517,456)

Net loss	—	—	—	—	—	(2,061,769)	(2,061,769)
Balance – December 31, 2020	650,000	$65	5,750,000	$575	$—	$(21,431,991)	$(21,431,351)

Net income	—	—	—	—	—	3,206,635	3,206,635
Balance – December 31, 2021	650,000	$65	5,750,000	$575	$—	$(18,225,356)	$(18,224,716)

The accompanying notes are an integral part of the consolidated financial statements.

LIONHEART ACQUISITION CORPORATION II
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31, 2021	Year Ended December 31, 2020

Cash Flows from Operating Activities:
Net income (loss)	$3,206,635	$(2,061,769)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of warrant liability	(6,976,750)	(236,500)
Transaction costs associated with the Initial Public Offering	—	837,355
Interest earned on marketable securities held in Trust Account	(15,188)	(11,254)
Changes in operating assets and liabilities:
Prepaid expenses	116,155	(124,766)
Accounts payable and accrued expenses	2,821,479	1,162,558
Net cash used in operating activities	(847,669)	(434,376)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	—	(230,000,000)
Cash withdrawn from Trust Account to pay franchise and income taxes	13,368
Net cash provided by (used in) investing activities	13,368	(230,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Proceeds from sale of Units, net of underwriting discounts paid	—	225,400,000
Proceeds from sale of Private Placement Units	—	6,500,000
Proceeds from promissory notes – related party	—	140,671
Repayment of promissory notes – related party	—	(140,671)
Payment of offering costs	(5,450)	(473,487)
Net cash (used in) provided by financing activities	(5,450)	231,451,513

Net Change in Cash	(839,751)	1,017,137
Cash – Beginning	1,017,137	—
Cash – Ending	$177,386	$1,017,137

Non-cash investing and financing activities:
Initial classification of common stock subject to redemption	$—	$230,000,000
Deferred underwriting fee payable	$—	$8,050,000
Offering costs included in accrued offering costs	$—	$5,450

The accompanying notes are an integral part of the consolidated financial statements.

NOTE 1.	DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

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

As of December 31, 2021, the Company had not commenced any operations. All activity for the period from December 23, 2019 (inception) through December 31, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination, in particular activities in connection with the potential acquisition of MSP Recovery (see Proposed Business Combination within Note 1). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

As described in more detail within the Note 11, the Company will have until August 18, 2022 to complete a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter subject to lawfully available funds therefor, redeem 100% of the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

Liquidity and Going Concern

The Company has principally financed its operations from inception using proceeds from the sale of its equity securities to its stockholders prior to the Initial Public Offering and such amount of proceeds from the Initial Public Offering that were placed in an account outside of the Trust Account for working capital purposes. At December 31, 2021, the Company had cash outside the trust of $177,386 and working capital deficit of $3,785,966. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. On February 21, 2021, the Sponsor committed up to $750,000 in loans to the Company for continuing operations to consummate a business combination. The loans would be non-interest bearing, unsecured, and to be repaid upon the consummation of a business combination. On July 29, 2021, the Sponsor committed up to an additional $250,000 in loans to the Company for continuing operations to consummate a business combination. The loans would be non-interest bearing, unsecured, and to be repaid upon the consummation of a business combination. In the event that a business combination does not occur, then all loaned amounts under these commitments will be forgiven except to the extent that the Company has funds available to it outside the trust account. The Sponsor has committed an aggregate of $1,000,000 between these two commitments. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

The Company will need to raise further additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. In addition to the loan commitment described herein, the Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through August 18, 2022, the Company’s liquidation date, and/or through twelve months from the issuance of these consolidated financial statements. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Risks and Uncertainties

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (COVID-19) as a pandemic which continues to spread throughout the United States and the World. As of the date the consolidated financial statements were issued, there was considerable uncertainty around the expected duration of this pandemic. The Company has concluded that while it is reasonably possible that COVID-19 could have a negative effect on identifying a target company for a Business Combination, the specific impact is not readily determinable as of the date of these consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these consolidated financial statements is the determination of the fair value of warrant liabilities. Such estimates may be subject to change as more current information becomes available and accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2021 and December 31, 2020.

Marketable Securities Held in Trust Account

At December 31, 2021 and 2020, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury Securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Class A common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as shareholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2021 and 2020, Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s consolidated balance sheets.

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

At December 31, 2021 and 2020, the Class A common stock subject to redemption reflected in the consolidated balance sheets are reconciled in the following table:

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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the consolidated financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021 and 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 11,825,000 Class A common stocks in the aggregate. As of December 31, 2021 and 2020, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stocks and then share in the earnings of the Company. As a result, diluted net loss per common stock is the same as basic net loss per common stock for the periods presented.

	Year Ended December 31, 2021		Year Ended December 31, 2020
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common stock
Numerator:
Allocation of net income (loss), as adjusted	$2,579,487	$627,148	$(1,295,774)	$(765,995)
Denominator:
Basic and diluted weighted average shares outstanding	23,650,000	5,750,000	8,674,180	5,127,732

Basic and diluted net income (loss) per common stock	$0.11	$0.11	$(0.15)	$(0.15)

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

Fair value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying consolidated balance sheets, primarily due to their short-term nature, except for warrant liabilities (see Note 10.)

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

Management does not believe that any recently issued, but not yet effective, accounting standards update, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

NOTE 3.	INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 23,000,000 Units, inclusive of 3,000,000 Units sold to the underwriters on August 24, 2020 upon the underwriters’ election to fully exercise their option to purchase additional Units, at a purchase price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-half of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 8).

NOTE 4.	PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor and Nomura purchased an aggregate of 650,000 Private Placement Units at a price of $10.00 per Private Placement Unit, for an aggregate purchase price of $6,500,000. Each Private Placement Unit consists of one share of Class A common stock (“Private Placement Share”) and one-half of one redeemable warrant (“Private Placement Warrant”). Each whole Private Placement Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 8). A portion of the proceeds from the Private Placement Units were added to the proceeds from the Initial Public Offering held in the Trust Account. The Private Placement Units are identical to the Public Units sold in the Initial Public Offering, except as described in Note 7. If the Company does not complete a Business Combination within the Combination Period, the proceeds of the sale of the Private Placement Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and underlying securities will be worthless.

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

Administrative Services Agreement

The Company entered into an agreement whereby, commencing on the August 14, 2020, the Company will pay the Sponsor a total of $15,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the years ended December 31, 2021 and 2020, the Company incurred $180,000 and $66,774 in fees for these services, of which $15,000 and $0 are included in the accounts payable and accrued expenses in the accompanying consolidated balance sheets.

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

On February 21, 2021, the Sponsor committed up to $750,000 in loans to the Company for continuing operations to consummate a business combination. The loans are non-interest bearing, unsecured, and to be repaid upon the consummation of a business combination. In the event that a business combination does not occur, then all loaned amounts under this commitment will be forgiven except to the extent that the Company has funds available to it outside the trust account. The Company has not drawn on the aforementioned Sponsor commitment.

On July 29, 2021, the Sponsor committed up to an additional $250,000 in loans to the Company for continuing operations to consummate a business combination. The loans are non-interest bearing, unsecured, and to be repaid upon the consummation of a business combination. In the event that a business combination does not occur, then all loaned amounts under this commitment will be forgiven except to the extent that the Company has funds available to it outside the trust account. The Company has not drawn on the aforementioned Sponsor commitment. The Sponsor has committed an aggregate of $1,000,000.

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

Advisory Agreement

Nomura and the Company have entered into an advisory agreement for the proposed business combination with MSP Recovery. This advisory agreement is for Nomura’s role as a financial and capital markets advisor to the Company for the proposed business combination. Nomura is entitled a transaction fee amounting to $20 million that is payable at the closing of the proposed business combination. This fee is contingent upon the successful closing of the proposed business combination; and as such, no amounts have been recorded within the Company’s consolidated financial statements as of December 31, 2021.

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

NOTE 7.	STOCKHOLDERS’ DEFICIT

Preferred Stock — On January 30, 2020, the Company amended Certificate of Incorporation such that the Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At December 31, 2021 and 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — On January 30, 2020, the Company amended its Certificate of Incorporation such that the Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2021 and 2020, there were 650,000 shares of Class A common stock issued and outstanding, excluding 23,000,000 shares of Class A common stock subject to possible redemption which are presented as temporary equity.

Class B Common Stock — On January 30, 2020, the Company amended its Certificate of Incorporation such that the Company is authorized to issue 10,000,000 shares of common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At December 31, 2021 and 2020, there were 5,750,000 shares of common stock issued and outstanding.

Holders of Class A common stock and Class B common stock are entitled to one vote for each share. Holders of Class A common stock and Class B common stock will vote separately as two separate classes on all matters submitted to a vote of stockholders, except as required by law.

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

NOTE 9.	INCOME TAX

The Company’s net deferred tax assets (liability) at December 31, 2021 and 2020 are as follows:

	December 31, 2021	December 31, 2020
Deferred tax assets (liability)
Net operating loss carryforward	$52,910	$306,991
Unrealized loss on securities	—	—
Start-up Costs	803,634	—
Total deferred tax assets	856,544	306,991
Valuation Allowance	(856,544)	(306,991)
Deferred tax assets (liability)	$—	$—

The income tax provision for the years ended December 31, 2021 and 2020 consists of the following:

	December 31, 2021	December 31, 2020
Federal
Current	$—	$—
Deferred (current and non-current deferred)	(549,553)	(306,781)

State and Local
Current	—	—
Deferred	—	—

Change in valuation allowance	549,553	306,781

Income tax provision	$—	$—

As of December 31, 2021 and 2020, the Company had $251,953 and $67,091 of U.S. federal and state net operating loss carryovers available to offset future taxable income, respectively.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the years ended December 31, 2021 and 2020, the change in the valuation allowance was $549,553 and $306,781, respectively.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2021 and 2020 is as follows:

	December 31, 2021	December 31, 2020

Statutory federal income tax rate	21.0%	21.0%
Transaction costs allocable to warrant liabilities	0.0%	(8.5)%
Other	0.1%	0.0%
Business combination expenses	7.5%	0.0%
Change in fair value of warrant liability	(45.7)%	2.4%
Valuation allowance	17.1%	(14.9)%
Income tax provision	0.0%	0.0%

The Company’s effective tax rates for the periods presented differ from the expected (statutory) rates due to the change in FV of warrants, business combination expenses, and the recording of full valuation allowances on deferred tax assets. The Company's effective tax rates for the year ended December 31, 2020 was revised to correct the effect of transaction costs attributable to warrant liabilities previously reported as Change in fair value of warrant liability. The Change in fair value of warrant liability and the transaction costs attributable to warrants liabilities previously reported were respectively (6.1%) and 0%.

The Company files income tax returns in the U.S. federal jurisdiction and Florida which remain open and subject to examination by the various taxing authorities. The Company’s tax returns since inception remain open to examination by the taxing authorities.

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

At December 31, 2021 and 2020, there were 11,500,000 Public Warrants and 325,000 Private Placement Warrants outstanding.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2021 and 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2021	December 31, 2020
Assets:
Marketable securities held in Trust Account	1	$230,013,074	$230,011,254

Liabilities
Warrant Liability – Public Warrants	1	6,210,000	12,995,000
Warrant Liability – Private Warrants	3	178,750	370,500

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our consolidated balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statements of operations.

The Private Warrants were valued using Monte Carlo Model, which is considered to be a Level 3 fair value measurement. The Monte Carlo model’s primary unobservable input utilized in determining the fair value of the Private Warrants is the expected volatility of the common stock. The expected volatility as of the IPO Closing date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The expected volatility as of subsequent valuation dates was implied from the Company’s own public warrant pricing. The Public warrants were valued using the close price of the public warrant price was used as the fair value as of each relevant date.

The key inputs into the Monte Carlo simulation model for the Private Placement Warrants were as follows at December 31, 2021 and 2020:

Input	December 31, 2021	December 31, 2020
Risk-free interest rate	1.29%	0.51%
Trading days per year	250	252
Expected volatility	9.5%	15.8%
Exercise price	$11.50	$11.50
Stock Price	$9.96	$10.08

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant liabilities
Initial measurement on August 18, 2020 and over-allotment on August 20, 2020	$377,000	$13,225,000	$13,602,000
Change in fair value	(6,500)	(230,000)	(236,500)
December 31, 2020	$370,500	$12,995,000	$13,365,500
Change in fair value	(191,750)	(6,785,000)	(6,976,750)
Fair value as of December 31, 2021	$178,750	$6,210,000	$6,388,750

NOTE 11.	SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the consolidated financial statements were issued. Based upon this review, except for below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

On January 27, 2022, the Company held a special meeting of the Company’s stockholders (the “Extension Meeting”). At the Extension Meeting, the Company’s stockholders approved to extend the date by which the Company must consummate its initial business combination from February 18, 2022 to August 18, 2022. As part of the meeting, Stockholders holding 10,946,369 shares of the Company’s Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Company’s trust account, amounting to approximately $109,469,789 removed from the Company’s trust account to pay such stockholders.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

ITEM 9A.	Controls and Procedures.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments.

Management has identified a material weakness in internal controls related to the accounting for complex financial instruments. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to continue to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2021. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2021.

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

We performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information
None.

ITEM 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not Applicable.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance
Our current directors and executive officers are as follows:
Name	Age	Title
Ophir Sternberg	51	Chief Executive Officer, President and Chairman
Paul Rapisarda	67	Chief Financial Officer
Faquiry Diaz Cala	46	Chief Operating Officer
James Anderson	72	Director
Thomas Byrne	59	Director
Thomas Hawkins	60	Director
Roger Meltzer	70	Director

Ophir Sternberg. Ophir Sternberg has been the Chairman, President and Chief Executive Officer of the Company since inception, has over 28 years of experience acquiring, developing, repositioning and investing in all segments of the real estate industry, including office, industrial, retail, hospitality, ultra-luxury residential condominiums and land acquisitions. Mr. Sternberg is the Founder and Chief Executive Officer of Miami-based Lionheart Capital, founded in 2010. Mr. Sternberg began his career assembling, acquiring and developing properties in emerging neighborhoods in New York City, which established his reputation for identifying assets with unrealized potential and combining innovative partnerships with efficient financing structures to realize above average returns. Mr. Sternberg came to the United States in 1993 after completing three years of military service within an elite combat unit for the Israeli Defense Forces. Under Mr. Sternberg’s leadership, Lionheart Capital executed numerous prominent real estate transactions and repositions, including The Ritz-Carlton Residences in Miami Beach, which resulted in a total sell-out value in excess of $550 million, as well as purchase of the development’s site, the former Miami Heart Institute. Additionally, Mr. Sternberg led the $120 million sale of The Seagull Hotel, making it the highest grossing hotel sale of 2020 in Miami Beach. Mr. Sternberg and Lionheart Capital are currently in development on a number of other projects, including retail properties in Miami’s fashion and culture epicenter, The Design District. In addition to The Ritz-Carlton Residences, Miami Beach, Lionheart Capital also developed The Ritz-Carlton Residences Singer Island, Palm Beach, cementing a reputation for developing high-end luxury branded properties. In 2017, Mr. Sternberg founded Out of the Box Ventures, LLC, a Lionheart Capital subsidiary, to acquire and reposition distressed retail properties throughout the United States. With 19 properties in 14 states, Out of the Box Ventures currently controls over 5 million square feet of big box stores, shopping centers and enclosed regional mall properties with plans to improve and expand upon these acquisitions. Mr. Sternberg and Lionheart Capital are dedicated to working with best-in-class operators and partners such as Marriot International. Lionheart Capital has been able to execute numerous, marquee transactions due largely in part to Mr. Sternberg’s extensive industry relationships particularly with key institutional investors. In March 2020, Mr. Sternberg became Chairman of Nasdaq-listed OPES, which on June 30, 2020, announced a definitive agreement to merge with BurgerFi International LLC. The OPES-BurgerFi merger closed on December 16, 2020 to form BurgerFi, a fast-causal “better burger” concept that consists of approximately 120 restaurants nationally and internationally. Mr. Sternberg is the Chairman of the post-combination Nasdaq-listed company, BurgerFi (NASDAQ: BFI). The OPES team, led by Mr. Sternberg, evaluated over 50 potential targets and negotiated business combination terms with multiple candidates in a span of a few months and acquired BurgerFi at what it believed was an attractive multiple relative to its peers. Mr. Sternberg is also the Chairman, President and Chief Executive Officer of Lionheart III Corp and Lionheart IV Corp, SPACs that will seek to acquire a broad range of businesses. Mr. Sternberg is qualified to serve as a director due to his extensive experience in acquiring, developing, repositioning and investing in all segments of the real estate industry.

Paul Rapisarda. Paul Rapisarda currently serves as our Chief Financial Officer, has also served as Chief Financial Officer at Lionheart Capital and Out of the Box Ventures since 2019. In addition, he has served as Chief Financial Officer of Lionheart III and Lionheart IV since March 2021. Mr. Rapisarda is an experienced public company C-suite executive and investment banking professional with more than 25 years working in and for a variety of public and private companies. Prior to joining Lionheart Capital in June 2019, he served as Chief Financial Officer at Etrion Corp. (TSX:ETX), a dual-listed (Canada/Sweden) solar energy development company from October 2015 to December 2017. Etrion Corp. is part of The Lundin Group, a portfolio of 13 public companies in the energy and mining sectors with a combined market capitalization in excess of $16 billion, started or sponsored by the Lundin family. Mr. Rapisarda was responsible for managing all finance functions, including financial reporting, treasury & cash management, corporate finance, regulatory/SEC compliance matters and investor relations. In addition, Mr. Rapisarda established Garrison Capital Advisors LLC, a financial advisory and consulting services company in 2014. From 2008 to 2014, he worked for another dual-listed company (Canada/United States), Atlantic Power Corporation (NYSE:AT), most recently serving as Executive Vice President-Commercial Development. The company was a portfolio company controlled by Arclight Capital Partners, a private equity firm with $10.4 billion of assets under management and a focus on the energy sector. He was a key member of the executive team that successfully engineered the $1.8 billion merger with Capital Power Income L.P. and had primary responsibility for the investment of over $1.2 billion in capital from 2008-2012. Prior to Atlantic Power, Mr. Rapisarda worked for over 20 years in investment banking and private equity for several firms, including Compass Advisers LLP, Schroders, Merrill Lynch and BT Securities. He has also acted as a board member at several emerging growth companies, primarily in the energy, technology and infrastructure sectors. Mr. Rapisarda has a B.A. from Amherst College and an M.B.A. from the Harvard Business School.

Faquiry Diaz Cala. Faquiry Diaz Cala currently serves as our Chief Operating Officer, also serves as the Chief Operating Officer for Lionheart Capital and its affiliated entities. In this role, he leads the Mergers & Acquisitions and Corporate Strategy divisions. An investor and operator, over the past 25 years, Mr. Diaz Cala has held positions as an executive, board member, and observer at various public and private corporations in the US and internationally. Mr. Diaz Cala also serves as Chief of Mergers and Acquisitions and Corporate Strategy at BurgerFi International, Inc., where Ophir Sternberg serves as Executive Chairman. He has also served on the boards of several non-profit organizations and educational institutions. Mr. Diaz Cala also serves as the Chief Operating Officer of Lionheart III and Lionheart IV. He is a graduate of the Wharton School at the University of Pennsylvania and resides in Miami, Florida.

James Anderson. James Anderson has served as a member of the LCAP Board since 2021 and has over 40 years of entrepreneurial business experience with a major focus in real estate and business development including internationally. He has either been a sole founder or founding partner in several commercial ventures. He has been an owner/broker of JA Real Estate Partners, LLC (New York, NY) since 2001. He co-founded Iowa State Commercial Investment Company, LLC in 2017; he acted as Senior Advisor to F&T Group from 2008-2014 in connection with the Nanjing World Trade Center mixed-use development project; in 1998 he founded and was the initial president of Fultonex International Realty (New York. NY), which is owned by F&T Group; and he was a regional manager/vice president of DeWolfe Companies, Inc. from 1989-1996. Mr. Anderson resided in China for nearly 10 years (2008-2017) where he was involved in numerous business/real estate development projects. Mr. Anderson also serves on the board of directors of Lionheart III and Lionheart IV. He holds a BBA degree from the University of Iowa. Mr. Anderson is qualified to serve as a director due to his extensive global experience in real estate and business development.

Thomas Byrne. Thomas Byrne has served as a member of the LCAP Board since 2021 and has over 30 years of experience managing and investing in both public and private growth companies and is the co-founder and Chief Strategy Officer of Kaptyn Holding Corp., an electric vehicle rideshare company since November 2018. He is also a general partner of New River Capital Partners, LP, a private equity fund which he co-founded in 1997. From 2015 to 2016 he served as the President of Pivotal Fitness. From 2004 to 2014, he was an executive of Swisher Hygiene, most recently as its CEO. In 2005, Mr. Byrne co-founded Service Acquisition Corp. International, a SPAC that later merged into Jamba Juice, where he served on the company’s board and Audit Committee until 2010. From 1988 to 1996, Mr. Byrne was an executive at Blockbuster Entertainment Group, a division of Viacom, where he last served as its Vice-Chairman and President of the Viacom Retail Group. From 1984 to 1988, Mr. Byrne served as a CPA with KPMG. He has also served on the boards of Jamba Juice, LDN CBD, Reel.com, Avaltus, ITC Learning, The Transformational Travel Council and Friends of Birch State Park. Mr. Byrne also serves on the board of directors of Lionheart III and Lionheart IV. Mr. Byrne is qualified to serve as a director due to his broad leadership experience in the public and private sector.

Thomas Hawkins. Thomas Hawkins has served as a member of the LCAP Board since 2021. He has completed hundreds of transactions including acquisitions of publicly traded and private companies, financings, divestitures, complex joint ventures and partnerships resulting in significant positive financial impact for investors. With experience in multiple industry verticals, Mr. Hawkins has served on boards, board committees and as board secretary in public and private corporations, advising boards on sophisticated transactions, risk and crisis management in highly regulated industries and developing corporate governance infrastructure. Mr. Hawkins helped develop the legal division of Blockbuster, beginning his tenure there when there were only 23 stores, and was promoted to General Counsel early in his tenure. As General Counsel, he led the $8.5 billion sale to Viacom in 1994, with 5500 stores in 14 countries, and other film, production and distribution businesses, and the related tender for Paramount Communications. Mr. Hawkins also helped build the Corporate Development department at AutoNation that delivered over 300 transactions, $5 billion in acquisitions, and grew into the largest publicly traded automotive retailer. Acquisitions formed AutoNation’s dealer network and subsequent spin off companies including ANC Rental Corp., owner of National Car Rental and Alamo Car Rental, and Republic Services, a solid waste company. Mr. Hawkins also drove strategic alignment as member of the executive leadership team for Mednax Health, a high growth, high margin healthcare company which experienced a 500% + market cap increase and 300% increase in revenue over 9 years, and Mr. Hawkins also initiated the Government Relations function for this highly regulated business and partnered in the launch of new service lines to fuel additional growth. In 2020, Mr. Hawkins served on the board of directors of a newly established private equity management company providing oversight for businesses engaged in the automotive retail, healthcare, technology enabled services and waste management industries. Mr. Hawkins currently serves on the board of directors of the Alumni Association of the University of Michigan and Jumptuit Inc., a data analytics technology company. Mr. Hawkins also serves on the board of directors of Lionheart III and Lionheart IV. Mr. Hawkins received his Juris Doctor from Northwestern University in 1986 and his A.B. in Political Science from the University of Michigan in 1983. Mr. Hawkins is qualified to serve as a director due to his previous board and committee service across multiple industries.

Roger Meltzer, Esq. Roger Meltzer has served as a member of the LCAP Board since 2021. Mr. Meltzer has practiced law at DLA Piper LLP since 2007 and has held various roles: Global Co-Chairman, since 2015, and currently as Chairman Emeritus; Americas Co-Chairman, since 2013; Member, Office of the Chair, since 2011; Member, Global Board, since 2008; Co-Chairman, U.S. Executive Committee, since 2013; Member, U.S. Executive Committee, since 2007; and Global Co-Chairman, Corporate Finance Practice, 2007 through 2015. Prior to joining DLA Piper LLP, Mr. Meltzer practiced law at Cahill Gordon & Reindel LLP from 1977 through 2007 where he was a member of the Executive Committee from 1987 through 2007, Co-Administrative Partner and Hiring Partner from 1987 through 1999, and Partner from 1984 through 2007. Mr. Meltzer currently serves on the Advisory Board of Harvard Law School Center on the Legal Profession (May 2015—Present); Board of Trustees, New York University Law School (September 2011—Present); and the Corporate Advisory Board, John Hopkins, Carey Business School (January 2009—December 2012). He has previously served on the board of directors of: The Legal Aid Society (November 2013 to January 2020), Hain Celestial Group, Inc. (December 2000 to February 2020) and The Coinmach Service Corporation (December 2009 to June 2013). Mr. Meltzer has also received several awards and honors and has been actively involved in philanthropic activity throughout his career. Mr. Meltzer received Juris Doctor degree in law from New York University School of Law and an A.B. from Harvard College. In December 2021, Mr. Meltzer joined the board of directors of certain subsidiaries of Nordic Aviation Capital, an international aircraft leasing company that filed for chapter 11 bankruptcy earlier in December of 2021. In February 2021, Mr. Meltzer joined the board of directors and the audit committee of Haymaker Acquisition Corp. III (NASDAQ: HYAC) (“HYAC”), a special purpose acquisition corporation, and Ubicquia LLC, a privately-held smart lighting solutions provider. Mr. Meltzer also serves on the board of directors of Lionheart III and Lionheart IV. Mr. Meltzer is qualified to serve as a director due to his experience representing clients on high-profile, complex, and cross-border matters and his leadership qualities.

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

Director Independence

Nasdaq listing standards require that a majority of our Board be independent. An “independent director” is defined generally as a person other than an officer or employee of a company or its subsidiaries or any other individual having a relationship which in the opinion of our Board, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our Board has determined that James Anderson, Thomas Byrne, Thomas Hawkins and Roger Meltzer are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors will have regularly scheduled “executive sessions” at which only independent directors are present.

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

Audit Committee

We established an audit committee of the Board. James Anderson, Thomas Byrne, Thomas Hawkins and Roger Meltzer serve as members of our audit committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent.

Each member of the audit committee is financially literate and our Board has determined that Thomas Byrne qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

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

Compensation Committee

We established a compensation committee of our Board. James Anderson, Thomas Byrne, Thomas Hawkins and Roger Meltzer serve as members of our compensation committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent.

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

Conflicts of Interest

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity. These entities, including Lionheart III and Lionheart IV, may compete with us for acquisition opportunities. If these entities decide to pursue any such opportunity, we may be precluded from pursuing such opportunities. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations to present the opportunity to such entity, he or she may honor his or her fiduciary or contractual obligations to present such opportunity to such entity first, including Lionheart III or Lionheart IV, and only present it to us if such entities reject the opportunity and he or she determines to present the opportunity to us. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us. The Sponsor and our directors and officers are also not prohibited from sponsoring, investing or otherwise becoming involved with, any other blank check companies, including in connection with their initial business combinations, prior to us completing our initial business combination. Our management team, in their capacities as directors, officers or employees of the Sponsor or its affiliates or in their other endeavors, may choose to present potential business combinations to the related entities described above, current or future entities affiliated with or managed by the Sponsor, or third parties, before they present such opportunities to us, subject to his fiduciary duties under Delaware law and any other applicable fiduciary duties. For example, Messrs. Sternberg, Rapisarda and Diaz Cala are currently officers or directors of, each of Lionheart III and Lionheart IV and each owes fiduciary duties to Lionheart III and Lionheart IV and Mr. Meltzer is currently a director of HYAC, each such entity may compete with us for acquisition opportunities. We believe, however, that (aside from Lionheart III, Lionheart IV and HYAC) the fiduciary duties or contractual obligations of our officers or directors will not materially affect our ability to complete our initial business combination. Our Existing Charter provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue, and to the extent the director or officer is permitted to refer that opportunity to us without violating another legal obligation.

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

•
Our Sponsor, officers, directors and Nomura have agreed to waive their redemption rights with respect to any Founder Shares, private shares and any public shares held by them in connection with the consummation of our Business Combination. Additionally, our Sponsor, officers, directors and Nomura have agreed to waive their redemption rights with respect to any Founder Shares and private shares held by them if we fail to consummate our Business Combination within 24 months after the IPO Closing Date. If we do not complete our Business Combination within such 18-month period, the proceeds of the sale of the Private Units held in the Trust Account will be used to fund the redemption of our public shares, and the Private Warrants will expire worthless. With certain limited exceptions, the Founder Shares will not be transferable, assignable by our Sponsor until the earlier of: (A) six months after the completion of our Business Combination or (B) subsequent to our Business Combination, (x) if the last reported sale price of our Class A Common Stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 30 days after our Business Combination, or (y) the date on which we complete a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property. With certain limited exceptions, the private shares and the Private Warrants and the Class A Common Stock underlying such warrants, will not be transferable, assignable or saleable by the initial purchasers of the Private Units or their permitted transferees until 30 days after the completion of our Business Combination. Since our Sponsor and officers and directors may directly or indirectly own common stock and warrants following our Public Offering, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our Business Combination. Permitted transferees of the Founder Shares would be subject to the same restrictions.

•
Our officers and directors may have a conflict of interest with respect to evaluating a particular Business Combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our Business Combination.

•
The Sponsor and our officers or directors may have a conflict of interest with respect to evaluating a business combination and financing arrangements as we may obtain loans from the Sponsor or an affiliate of the Sponsor or any of our officers or directors to finance transaction costs in connection with an intended initial business combination. Up to $1,000,000 of such loans may be convertible into units, at a price of $10.00 per unit, or warrants, at a price of $1.00 per warrant, at the option of the lender. The units would be identical to the Private Units and the warrants would be identical to the Private Warrants. The approximate value of the Sponsor’s interest in the Post Combination Company is $56.1 million, consisting of 5,642,000 shares of Class A Common Stock. The approximate value was calculated based on a trailing 30-day average price of $9.94 per share. The cost basis of this investment was approximately $5,975,000, consisting of 595,000 private placement units at $10.00 per unit, or $5,950,000, plus the purchase of 5,667,500 shares of Class B Common Stock for $24,641.

•
In addition, our independent directors will receive a grant of 10,000 shares of Class A Common Stock at the time of the consummation of the Proposed Business Combination. The approximate value of this grant is $100,000 (10,000 shares at a price of $10.00 per share). These shares will come from the pool of Founder Shares and will not result in any dilution to Public Stockholders or the Members.

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

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties or contractual obligations:

Individual	Entity	Entity’s Business	Affiliation
Ophir Sternberg	BurgerFi International Inc.	Restaurant chain company	Executive Chairman
	Lionheart III Corp	SPAC	Chairman, President and Chief Executive Officer
	Lionheart IV Corp	SPAC	Chairman, President and Chief Executive Officer
	Lionheart Capital LLC	Real estate investment firm	Chief Executive Officer
	Lionheart Management LLC	Real estate holding company	Manager
	Out of the Box Holdings LLC	Retail space redevelopment company	Manager
	Whitecap Lofts, LLC	Retail space redevelopment company	Manager
	6610 Mooretown Road, LLC	Retail real estate company	Manager
	Contrarian Retail Partners, LLC	Retail real estate company	Chairman
	Cigarette Holdings, LLC	Own and operate Cigarette Racing Team	Non-controlling Member
	RC Lakehouse, LLC	Residential real estate holding company	Non-controlling Member

Individual	Entity	Entity’s Business	Affiliation
Paul Rapisarda	Lionheart Capital LLC	Real estate investment firm	Chief Financial Officer
	Lionheart Management LLC	Real estate holding company	Chief Financial Officer
	Lionheart III Corp	SPAC	Chief Financial Officer
	Lionheart IV Corp	SPAC	Chief Financial Officer
	Out of the Box Holdings LLC	Retail space redevelopment company	Chief Financial Officer
	Garrison Capital Advisors LLC	Financial consulting and advisory services company	Sole Member
	Whitecap Lofts, LLC	Retail space redevelopment company	Chief Financial Officer
	6610 Mooretown Road, LLC	Retail real estate company	Chief Financial Officer
	Contrarian Retail Partners, LLC	Retail real estate company	Chief Financial Officer

Faquiry Diaz Cala	Lionheart Capital LLC	Real estate investment firm	Chief Operating Officer
	BurgerFi International, Inc.	Restaurant chain company	Chief of Mergers and Acquisitions and Corporate Strategy
	Lionheart III Corp	SPAC	Chief Operating Officer
	Lionheart IV Corp	SPAC	Chief Operating Officer

James Anderson	Lionheart III Corp	SPAC	Director
	Lionheart IV Corp	SPAC	Director

Thomas Byrne	Lionheart III Corp	SPAC	Director
	Lionheart IV Corp	SPAC	Director
	Kaptyn Holding Corp.	Electric Vehicle Rideshare Company	Co-Founder and Chief Strategy Officer
	New River Capital Partners, LP	Private Equity Fund	General Partner

Thomas Hawkins	Lionheart III Corp	SPAC	Director
	Lionheart IV Corp	SPAC	Director
	Alumni Association of the University of Michigan	Educational Outreach	Director
	Jumptuit Inc.	Data Analytics Technology Company	Director

Roger Meltzer, Esq.	DLA Piper LLP (US)	Legal services	Partner
	Haymaker Acquisition Corp. III	SPAC	Director
	Lionheart III Corp	SPAC	Director
	Lionheart IV Corp	SPAC	Director
	Ubicquia LLC	Smart lighting solutions provider	Director

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

The following table sets forth information available to us as of March 3, 2022 with respect to the beneficial ownership of our common stock held by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding Class A Common Stock and Class B Common Stock;

•	each of our executive officers and directors that beneficially own shares of our Class A Common Stock and Class B Common Stock; and

•	all executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of Class A Common Stock and Class B Common Stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the Private Warrants, as they are not exercisable within 60 days of March 3, 2022.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Percentage of Shares of Outstanding Common Stock
5% Holders
Mizuho Financial Group, Inc.(2)	1,613,533	8.7%
Nomura Holdings, Inc.(3)	1,537,087	8.3%
Magnetar Financial LLC(4)	1,444,754	7.8%
Bank of Montreal(5)	1,300,000	7.0%
Marshall Wace, LLC(6)	1,197,522	6.5%
Directors and Named Executive Officers
Ophir Sternberg(7)	5,592,500	30.3%
Faquiry Diaz Cala(8)	70,000	*
Paul Rapisarda(9)	40,000	*
James Anderson	0	*
Thomas Byrne	0	*
Roger Meltzer	0	*
Thomas W. Hawkins	0	*
All directors and executive officers as a group (7 individuals)	5,702,500	30.9%
*	Less than one percent.

(1)
This table is based on 12,703,631 shares of Class A Common Stock and 5,750,000 shares of Class B Common Stock outstanding as of March 3, 2022. Beneficial ownership is determined in accordance with the rules of the SEC. Except as described in the footnotes below and subject to applicable community property laws and similar laws, we believe that each person listed above has sole voting and investment power with respect to such shares. Unless otherwise indicated, the business address of each of the entities, directors and executives in this table is 4218 NE 2nd Avenue, Miami, FL 33137.

(2)
Based solely upon information contained in a Schedule 13G filed on February 14, 2022, represents 1,613,533 shares of Class A Common Stock. The business address of Mizuho Financial Group, Inc. is 1-5-5 Otemachi, Chivoda-ku, Tokyo 100-8176, Japan.

(3)
Based solely upon information contained in a Schedule 13G filed on February 14, 2022, represents 1,537,087 shares of Class A Common Stock beneficially owned by Nomura Global Financial Products, Inc., a wholly owned subsidiary of Nomura Holdings, Inc., which accordingly may be deemed to beneficially own the shares. The business address of Nomura Holdings, Inc. is 13-1, Nihonbashi 1-chome, Chuo-ku, Tokyo 103-8645, Japan.

(4)
Based solely upon information contained in a Schedule 13G filed on January 28, 2022 by Magnetar Financial LLC (“Magnetar Financial”), Magnetar Capital Partners LP (“Magnetar Capital Partners”), Supernova Management LLC (“Supernova Management”), and Alec N. Litowitz, represents 1,444,754 shares of Class A Common Stock held for Magnetar Constellation Fund II, Ltd, Magnetar Constellation Master Fund, Ltd, Magnetar Systematic Multi-Strategy Master Fund Ltd, Magnetar Capital Master Fund Ltd, Magnetar Discovery Master Fund Ltd, Magnetar Xing He Master Fund Ltd, Purpose Alternative Credit Fund Ltd, Magnetar SC Fund Ltd, all Cayman Islands exempted companies; Magnetar Structured Credit Fund, LP, a Delaware limited partnership; Magnetar Lake Credit Fund LLC, Purpose Alternative Credit Fund - T LLC, Delaware limited liability companies; collectively (the “Magnetar Funds”). Magnetar Financial serves as the investment adviser to the Magnetar Funds, and as such, Magnetar Financial exercises voting and investment power over the shares held for the Magnetar Funds’ accounts. Magnetar Capital Partners serves as the sole member and parent holding company of Magnetar Financial. Supernova Management is the general partner of Magnetar Capital Partners. The manager of Supernova Management is Mr. Litowitz. The business address of Magnetar Financial, Magnetar Capital Partners, Supernova Management, and Mr. Litowitz is 1603 Orrington Avenue, 13th Floor, Evanston, Illinois 60201.

(5)
Based solely upon information contained in a Schedule 13G filed on February 15, 2022, represents 1,300,000 shares of Class A Common Stock. The business address of Bank of Montreal is 100 King Street West, 21st Floor, Toronto, M5X 1A1, Ontario, Canada.

(6)
Based solely upon information contained in a Schedule 13G filed on February 14, 2022, represents 1,197,525 shares of Class A Common Stock. The business address of Marshall Wace, LLC is George House, 131 Sloane Street, London, SW1X 9AT, UK.

(7)
In addition to ownership interests held by Mr.Sternberg in his individual capacity, Mr.Sternberg also beneficially owns Lionheart Investments and Lionheart Equities, LLC, and, when taken together with his individual holdings, owns the reported percentage of beneficial ownership.

(8)
Based upon information contained in a Form 3 filed on July 15, 2021, represents (i) 17,500 shares of Class A Common Stock and (ii) 52,500 shares of Class B Common Stock owned directly by Mr. Diaz Cala.

(9)
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

If we do not complete a Business Combination within 24 months after the IPO Closing Date, the proceeds of the sale of the Private Warrants will be used to fund the redemption of our Class A Common Stock, subject to the requirements of applicable law, and the Private Warrants will expire worthless.

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

Director Independence

Nasdaq listing standards require that a majority of our Board be independent. An “independent director” is defined generally as a person other than an officer or employee of the Company or its subsidiaries or any other individual having a relationship which in the opinion of the Company’s Board, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our Board has determined that Messrs. Anderson, Byrne, Hawkins and Meltzer are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors have regularly scheduled “executive sessions” at which only independent directors are present.

ITEM 14.	Principal Accounting Fees and Services

Fees for professional services provided by our independent registered public accounting firm since December 23, 2019 (inception) to December 31, 2021 include:

For the Period from December 23, 2019 (inception) December 31, 2021
Audit Fees(1)	$242,225
Audit-Related Fees(2)	—
Tax Fees(3)	—
All Other Fees(4)	—
Total	$242,225

(1)
Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the years ended December 31, 2021 and 2020 totaled $169,610 and $72,615, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

(2)
Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the years ended December 31, 2021 and 2020.

(3)	Tax Fees. We did not pay Marcum for tax planning and tax advice for the years ended December 31, 2021 and 2020.
(4)	All Other Fees. We did not pay Marcum for other services for the years ended December 31, 2021 and 2020.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our Initial Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

ITEM 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements:

(2)	Financial Statement Schedules: None.

(3)
Exhibits: We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

Exhibit No.	Description
1.1
Underwriting Agreement, dated August 13, 2020, by and among the Registrant and Nomura and Cantor Fitzgerald & Co., as representatives of the several underwriters (incorporated by reference to Exhibit 1.1 of the Company’s Current Report on Form 8-K filed with the SEC on August 19, 2020)

2.1	Membership Interest Purchase Agreement (incorporated by reference to Exhibit 2.1 to the Company’s registration statement on Form S-4 filed with the SEC on November 10, 2021)

2.2	Amendment No. 1 to Membership Interest Purchase Agreement (incorporated by reference to Exhibit 2.2 to the Company’s registration statement on Form S-4 filed with the SEC on November 10, 2021)

2.3
Amendment No. 2 to Membership Interest Purchase Agreement (incorporated by reference to Exhibit 2.3 to Amendment No. 1 to the Company’s registration statement on Form S-4 filed with the SEC on December 23, 2021)

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

10.10*	Letter Agreement amending Forward Purchase Agreement, dated February 24, 2022, by and between the Company and Nomura

10.11	Sponsor Agreement, dated July 11, 2021 (incorporated by reference to Exhibit 10.13 to the Company’s registration statement on Form S-4 filed with the SEC on November 10, 2021)

10.12	Side Letter Agreement, dated July 11, 2021 (incorporated by reference to Exhibit 10.19 to the Company’s registration statement on Form S-4 filed with the SEC on November 10, 2021)

10.13	Virage Side Letter Agreement, dated July 11, 2021 (incorporated by reference to Exhibit 10.20 to the Company’s registration statement on Form S-4 filed with the SEC on November 10, 2021)

14.1	Code of Ethics of the Company (incorporated by reference to Exhibit 14.1 of the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2021)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following financial statements from the Annual Report on Form 10-K of Lionheart Acquisition Corporation II for the year ended December 31, 2021, formatted in inline eXtensible Business Reporting Language (iXBRL): (i) Balance Sheets, (ii) Statement of Income, (iii) Statement of Changes in Stockholders’ Equity, (iv) Statement of Cash Flows and (v) Notes to Financial Statements.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIOHEART ACQUISITION CORPORATION II

Date: March 7, 2022	By:	/s/ Ophir Sternberg
Ophir Sternberg
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Ophir Sternberg	Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 7, 2022
Ophir Sternberg
/s/ Paul Rapisarda	Chief Financial Officer Principal Financial and Accounting Officer	March 7, 2022
Paul Rapisarda
/s/ Faquiry Diaz Cala	Chief Operating Officer	March 7, 2022
Faquiry Diaz Cala
/s/ James Anderson	Director	March 7, 2022
James Anderson
/s/ Thomas Byrne	Director	March 7, 2022
Thomas Byrne
/s/ Thomas Hawkins	Director	March 7, 2022
Thomas Hawkins
/s/ Roger Meltzer	Director	March 7, 2022
Roger Meltzer