Form 10-K/A
period 2021-12-31
Lionheart Acquisition Corp. II
filed 2022-04-07
CIK 1802450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
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

EXPLANATORY NOTE

Lionheart Acquisition Corporation II (the “Company,” “we”, “our” or “us”) is filing this Amendment to the Annual Report on Form 10-K (this "Amendment"), to amend our Annual Report on Form 10-K for the year ended December 31, 2021, originally filed with the Securities and Exchange Commission (the SEC”) on March 8, 2022 (the “Original Financial Statements”) .

This Amendment follows discussions with the Company’s independent registered public accounting firm, Marcum LLP (“Marcum”), regarding a failure to include disclosure within the notes to the Company’s consolidated financial statements in regard to the engagement of Jessica L. Wasserstrom, LLC (“Wasserstrom”) to represent an affiliate of the Company’s sponsor, Lionheart Capital, LLC (“Lionheart Capital”), as corporate general counsel in connection with corporate and/or transactional matters (the “Related Party Transaction”). Wasserstrom was also engaged by the Company to provide counsel for general corporate legal matters, including related to mergers and acquisition activity. Jessica Wasserstrom, the principal of Wasserstrom, is the Chief Legal Officer of Lionheart Capital and its affiliated companies. All of the expenses attributable to Jessica Wasserstrom’s services to the Company have been reflected in its consolidated financial statements. After a thorough review of accounting standards related to the disclosure of related party transactions, the Company, in consultation with Marcum, concluded that it was necessary to revise the notes to its financial statements to reflect disclosure surrounding the Related Party Transaction. The recharacterization of these expenses as a related party transaction had no impact on the Company’s net income, cash position or cash held in the trust account. However, on March 31, 2022, the Company’s management and the audit committee of the Company’s board of directors concluded that the Original Financial Statements should no longer be relied upon and are to be amended in order to appropriately disclose the Related Party Transaction.

The amended disclosure is present in Note 5 of the notes to the financial statements included herein. In addition, the Risk Factors, Note 9a and Item 8 have been updated to detail further disclosure of the effects and actions taken by management and the Board of Directors.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officers and principal financial officer are filed as exhibits (in Exhibits 31.1, 31.2, 32.1 and 32.2) to this Amendment under Item 15 of Part IV hereof.

Except as described above, this Amendment does not amend, update or change any other items or disclosures contained in the Original Financial Statements, and accordingly, this Amendment does not reflect or purport to reflect any information or events occurring after the original filing date or modify or update those disclosures affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Original Financial Statements and the Company’s other filings with the SEC. Capitalized terms used but not defined herein shall have the meanings ascribed to such terms in the Original Financial Statements.

ii

Items Amended In This Amendment

For the convenience of the reader, this Amendment sets forth the Original Financial Statements in its entirety, as amended to reflect the restatement. No attempt has been made in this Amendment to update other disclosures presented in the Original Financial Statements, except as required to reflect the effects of the restatement. The following items have been amended as a result of the restatement:

•	Part I – Item 1A. Risk Factors.

•	Part II – Item 8. Financial Statements and Supplementary Data.

•	Part II – Item 9A. Controls and Procedures.

•	Part IV – Item 15. Exhibits, Financial Statement Schedules.

This Amendment does not reflect adjustments for events occurring after March 8, 2022, the date of the filing of the Original Financial Statements, except to the extent they are otherwise required to be included and discussed herein and did not substantively modify or update the disclosures herein other than as required to reflect the adjustments described above.

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

In addition, on March 31, 2022, our management and our audit committee concluded that a disclosure in regard to related parties was not disclosed within the notes to the Original Financial Statements. As a result, we identified a material weakness in our internal controls over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

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

In addition, we identified a material weakness in our internal controls over financial reporting as a result of not including certain disclosure in regard to related parties within the notes to the Original Financial Statements. As a result, the Original Financial Statements should no longer be relied upon and are to be amended in order to appropriately disclose the Related Party Transaction.

 As a result of such material weaknesses, the Restatement, the amendment to the Original Financial Statements, the change in accounting for the warrants, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the Restatement, the amendment to the Original Financial Statements and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Annual Report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a Business Combination.

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

50

ITEM 8.	Financial Statements and Supplementary Data (Amended)

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

Houston, Texas
March 7, 2022, except for the effects related to the General Legal Counsel disclosure in Note 5 Related Party Transactions as to which date is April 6, 2022

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

General Legal Counsel

On January 10, 2017, an affiliate of the Company’s Sponsor, Lionheart Capital, LLC (“Lionheart Capital”), engaged Jessica L. Wasserstrom, LLC (“Wasserstrom”), to represent Lionheart Capital and its affiliated companies, as corporate general counsel and otherwise in connection with any corporate and/or transactional matters as requested by Lionheart Capital. The engagement letter between Lionheart Capital and Wasserstrom is for an indefinite period only subject to termination rights of either party, of which no termination has occurred since the agreement was executed. Jessica Wasserstrom, the principal of Wasserstrom, currently holds the title of Chief Legal Officer of Lionheart Capital and its affiliated companies.

In connection therewith, Wasserstrom was specifically engaged by the Company to provide counsel for general corporate legal matters, including related to mergers and acquisitions activity and, as such, may be deemed to be a related party of the Company. For the year ended December 31, 2021, the Company incurred $430,000 of legal fees from Wasserstrom. For the period ended December 31, 2020, the Company incurred $220,000 of legal fees from Wasserstrom. The total aggregate balance of $650,000 in fees incurred by the Company from Wasserstrom were recorded within accounts payable and accrued expenses and remain unpaid and outstanding as of December 31, 2021.

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

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

ITEM 9A.	Controls and Procedures. (Amended)

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due solely to the material weaknesses in our internal control over financial reporting.

Management has identified material weaknesses in internal controls related to the accounting for complex financial instruments and review of related party transactions. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to continue to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications, including the identification and disclosure of related party transactions. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities, identification of related party transactions, and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

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

10.10	Letter Agreement amending Forward Purchase Agreement, dated February 24, 2022, by and between the Company and Nomura

10.11	Sponsor Agreement, dated July 11, 2021 (incorporated by reference to Exhibit 10.13 to the Company’s registration statement on Form S-4 filed with the SEC on November 10, 2021)

10.12	Side Letter Agreement, dated July 11, 2021 (incorporated by reference to Exhibit 10.19 to the Company’s registration statement on Form S-4 filed with the SEC on November 10, 2021)

10.13	Virage Side Letter Agreement, dated July 11, 2021 (incorporated by reference to Exhibit 10.20 to the Company’s registration statement on Form S-4 filed with the SEC on November 10, 2021)

14.1	Code of Ethics of the Company (incorporated by reference to Exhibit 14.1 of the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2021)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

LIOHEART ACQUISITION CORPORATION II

Date: April 6, 2022	By:	/s/ Ophir Sternberg
Ophir Sternberg
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Ophir Sternberg	Chairman, President and Chief Executive Officer (Principal Executive Officer)	April 6, 2022
Ophir Sternberg
/s/ Paul Rapisarda	Chief Financial Officer Principal Financial and Accounting Officer	April 6, 2022
Paul Rapisarda
/s/ Faquiry Diaz Cala	Chief Operating Officer	April 6, 2022
Faquiry Diaz Cala
/s/ James Anderson	Director	April 6, 2022
James Anderson
/s/ Thomas Byrne	Director	April 6, 2022
Thomas Byrne
/s/ Thomas Hawkins	Director	April 6, 2022
Thomas Hawkins
/s/ Roger Meltzer	Director	April 6, 2022
Roger Meltzer