Form 10-Q
period 2022-03-31
Lionheart Acquisition Corp. II
filed 2022-05-20
CIK 1802450

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 20, 2022 there were 12,703,631 shares of Class A common stock, $0.0001 par value and 5,750,000 shares of Class B common stock, $0.0001 par value, issued and outstanding.

LIONHEART ACQUISITION CORPORATION II

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

LIONHEART ACQUISITION CORPORATION II

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2022 (Unaudited)	2021
ASSETS
Current assets
Cash	$39,058	$177,386
Prepaid expenses	—	8,611
Total Current Assets	39,058	185,997

Marketable securities held in Trust Account	121,354,431	230,013,074
TOTAL ASSETS	$121,393,489	$230,199,071

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$5,715,912	$3,985,037
Promissory note – related party	750,000	—
Accrued offering costs	—	—
Total Current Liabilities	6,465,912	3,985,037

Warrant liability	5,679,250	6,388,750
Deferred underwriting fee payable	8,050,000	8,050,000
TOTAL LIABILITIES	20,195,162	18,423,787

Commitments and Contingencies (Note 6)

Class A common stock subject to possible redemption, 12,053,631 and 23,000,000 shares at redemption value as of March 31, 2022 and December 31, 2021, respectively	121,332,983	230,000,000

Stockholders' Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; 650,000 issued and outstanding (excluding 12,053,631 shares subject to possible redemption) as of March 31, 2022 and December 31, 2021	65	65
Class B common stock, $0.0001 par value; 10,000,000 shares authorized; 5,750,000 shares issued and outstanding as of March 31, 2022 and December 31, 2021	575	575
Accumulated deficit	(20,135,296)	(18,225,356)
Total Stockholders' Deficit	(20,134,656)	(18,224,716)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$121,393,489	$230,199,071

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LIONHEART ACQUISITION CORPORATION II

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31,	March 31,
	2022	2021

Operating and formation costs	$1,825,042	$209,938
Loss from operations	(1,825,042)	(209,938)

Other income:
Interest earned on marketable securities held in Trust Account	8,374	3,398
Change in fair value of warrant liabilities	709,500	4,848,250
Other income	717,874	4,851,648

Net (loss) income	$(1,107,168)	$4,641,710

Basic and diluted weighted average shares outstanding, Class A Common stock	15,987,542	23,650,000
Basic and diluted net income per share, Class A Common stock	$(0.05)	$0.16

Basic and diluted weighted average shares outstanding, Class B Common Stock	5,750,000	5,750,000
Basic and diluted net income per share, Class B Common Stock	$(0.05)	$0.16

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LIONHEART ACQUISITION CORPORATION II

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2022	650,000	$65	5,750,000	$575	$—	$(18,225,356)	$(18,224,716)

Remeasurement of Class A common stock subject to possible redemption due to extension contribution						(802,772)	(802,772)

Net income	—	—	—	—	—	(1,107,168)	(1,107,168)

Balance - March 31, 2022	650,000	$65	5,750,000	$575	$—	$(20,135,296)	$(20,134,656)

FOR THE THREE MONTHS ENDED MARCH 31, 2021

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2021	650,000	$65	5,750,000	$575	$—	$(21,431,991)	$(21,431,351)

Net income	—	—	—	—	—	4,641,710	4,641,710

Balance - March 31, 2021	650,000	$65	5,750,000	$575	$—	$(16,790,281)	$(16,789,641)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LIONHEART ACQUISITION CORPORATION II

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	March 31,	March 31,
	2022	2021
Cash Flows from Operating Activities:
Net income	$(1,107,168)	$4,641,710
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liability	(709,500)	(4,848,250)
Interest earned on marketable securities held in Trust Account	(8,374)	(3,398)
Changes in operating assets and liabilities:
Prepaid expenses	8,611	(24,012)
Accounts payable and accrued expenses	1,730,875	9,552
Net cash used in operating activities	(85,556)	(224,398)

Cash Flows from Investing Activities:
Extension contribution into Trust Account	(802,772)	—
Cash withdrawn from Trust Account in connection with redemption	109,469,789	—
Cash withdrawn from Trust Account to pay franchise and income taxes	—	13,368
Net cash provided by investing activities	108,667,017	13,368

Cash Flows from Financing Activities:
Proceeds from promissory notes – related party	750,000	—
Redemption of Class A common stock subject to possible redemption	(109,469,789)	—
Net cash used in financing activities	(108,719,789)	—

Net Change in Cash	(138,328)	(211,030)
Cash — Beginning	177,386	1,017,137
Cash — Ending	$39,058	$806,107

Non-cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$5,450
Remeasurement of Class common stock to redemption value	$802,772	$—

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

LIONHEART ACQUISITION CORPORATION II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

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

As of March 31, 2022, the Company had not commenced any operations. All activity through March 31, 2022 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination, in particular activities in connection with the potential acquisition of MSP Recovery (see Proposed Business Combination within Note 1). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

MARCH 31, 2022

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

LIONHEART ACQUISITION CORPORATION II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

On January 27, 2022, the Company held a special meeting of the Company's stockholders (the "Extension Meeting"). At the Extension Meeting, the Company's stockholders approved to extend the date by which the Company must consummate its initial business combination from February 18, 2022 to August 18, 2022. As part of the meeting, Stockholders holding 10,946,369 shares of the Company's Class A common stock exercised their right to redeem such shares for a pro rata portion of the funds in the Company's trust account, amounting to approximately $109,469,789 removed from the Company's trust account to pay such stockholders. Additionally, the Company placed $0.0333 into the Trust Account for each stockholder that did not redeem their public shares during the special. As such, for the months of February and March 2022, the Company deposited an aggregate of $802,772 into the Trust Account, which was funded through the issuance of non-interest bearing promissory notes issued from the Sponsor.

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

LIONHEART ACQUISITION CORPORATION II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

Liquidity and Going Concern

The Company has principally financed its operations from inception using proceeds from the sale of its equity securities to its stockholders prior to the Initial Public Offering and such amount of proceeds from the Initial Public Offering that were placed in an account outside of the Trust Account for working capital purposes. At March 31, 2022, the Company had cash outside the trust of $39,058 and working capital deficit of $6,392,038. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. On February 25, 2021, the Sponsor committed up to $750,000 in loans to the Company for continuing operations to consummate a business combination. The loans would be non-interest bearing, unsecured, and to be repaid upon the consummation of a business combination. On July 29, 2021, the Sponsor committed up to an additional $250,000 in loans to the Company for continuing operations to consummate a business combination. The loans would be non-interest bearing, unsecured, and to be repaid upon the consummation of a business combination. In the event that a business combination does not occur, then all loaned amounts under these commitments will be forgiven except to the extent that the Company has funds available to it outside the trust account. The Sponsor has committed an aggregate of $1,000,000 between these two commitments. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

LIONHEART ACQUISITION CORPORATION II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

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

On November 10, 2021, the Company entered into Amendment No. 1 to the MIPA whereby the par-ties agreed to: (a) extend the deadlines for (i) the parties to make the required filings or application under the Hart-Scott-Rodino Act (the “HSR Act”) and (ii) the Company to seek stockholder approval to extend the deadline for LCAP to consummate its initial business combination; (b) require each party to pay 50% of the filing fee with respect to the HSR Act; (c) permit the MSP Principals (as defined in the MIPA) to contribute any amount to MSP necessary to meet the minimum cash requirement in the MIPA; and (d) reflect the MSP Principals paying the registration fee for the securities registered on the Company’s registration statement on Form S-4, and Parent reimbursing such amount at Closing. On December 22, 2021, the Company entered into Amendment No. 2 to the MIPA to provide that the Minimum Closing Cash (as defined in the MIPA) closing condition could be satisfied by a loan by the MSP Principals in the event that the Closing Cash (as defined in the MIPA) was less than the Minimum Cash Condition. On March 11, 2022, the Company entered into Amendment No. 3 to the MIPA to extend the outside closing date to close the business combination to June 30, 2022.

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

LIONHEART ACQUISITION CORPORATION II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 3, 2022. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

LIONHEART ACQUISITION CORPORATION II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.

Marketable Securities Held in Trust Account

At March 31, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury Securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying condensed consolidated statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Class A common stock subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as shareholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2022 and December 31, 2021, Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit  section of the Company’s condensed consolidated balance sheets.

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

LIONHEART ACQUISITION CORPORATION II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

At March 31, 2022 and December 31, 2021, the Class A common stock subject to redemption reflected in the condensed consolidated balance sheets are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to Public Warrants	$(13,225,000)
Class A common stock issuance costs	$(12,292,456)
Plus:
Accretion of carrying value to redemption value	$25,517,456
Class A common stock subject to possible redemption, December 31,2021	$230,000,000

Less:
Redemption of Class A common stock	$(109,469,789)
Add:
Accretion of carrying value to redemption value	$802,772
Class A common stock subject to possible redemption, March 31, 2022	$121,332,983

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

LIONHEART ACQUISITION CORPORATION II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 11,825,000 Class A common stocks in the aggregate. As of March 31, 2022 and 2021, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stocks and then share in the earnings of the Company. As a result, diluted net loss per common stock is the same as basic net loss per common stock for the periods presented.

	For the Three Months Ended		For the Three Months Ended
	March 31, 2022		March 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common stock
Numerator:
Allocation of net income (loss), as adjusted	$(814,301)	$(292,867)	$3,733,893	$907,817
Denominator:
Basic and diluted weighted average shares outstanding	15,987,542	5,750,000	23,650,000	5,750,000
Basic and diluted net income per common stock	$(0.05)	$(0.05)	$0.16	$0.16

LIONHEART ACQUISITION CORPORATION II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

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

Fair value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed consolidated balance sheets, primarily due to their short-term nature, except for warrant liabilities (see Note 9.)

Out of Period Adjustments

The Company notes that approximately $96,800 of adjustments related to the year ended December 31, 2021 have been corrected and recorded within the three months ended March 31, 2022. The Company has not restated or revised its previous balances for the year ended December 31, 2021. The Company will continue to evaluate the impacts of the out of period adjustments within the fiscal year 2022 reported balances.

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

LIONHEART ACQUISITION CORPORATION II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

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

As part of the Extension Amendment that was filed on January 27, 2022, during which the Company held a special meeting to extend the date by which the Company must consummate its initial business combination from February 18, 2022 to August 18, 2022, the Company placed $0.0333 into the Trust Account per month for each stockholder that did not redeem their public shares during the special meeting. As such, for the months of February and March 2022, the Company deposited an aggregate of $802,772 into the Trust Account, which was funded through the issuance of non-interest bearing promissory notes issued from the Sponsor, which are described in the following paragraphs.

On February 18, 2022, the Company issued a Promissory Note to Lionheart Equities, LLC, the Sponsor, pursuant to which the Company borrowed an aggregate amount of $300,000 to fund the Extension Contribution that was placed into the Trust Account. The Promissory Note was non-interest bearing and payable on the completion of the Initial Public Offering. On May 17, 2022, the Company amended the note to modify the repayment date from the completion of the Initial Public offering to the completion of an initial business combination. The outstanding balance under the Promissory Note as of March 31, 2022 was $300,000.

On March 14, 2022, the Company issued a Promissory Note to Lionheart Equities, LLC, the Sponsor, pursuant to which the Company borrowed an aggregate amount of $20,000 to fund the Extension Contribution that was placed into the Trust Account. The Promissory Note was non-interest bearing and payable on the completion of the Initial Public Offering. On May 17, 2022, the Company amended the note to modify the repayment date from the completion of the Initial Public offering to the completion of an initial business combination. The outstanding balance under the Promissory Note as of March 31, 2022 was $20,000.

LIONHEART ACQUISITION CORPORATION II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

On March 24, 2022, the Company issued a Promissory Note to Lionheart Equities, LLC, the Sponsor, pursuant to which the Company borrowed an aggregate amount of $430,000 to fund the Extension Contribution that was placed into the Trust Account. The Promissory Note was non-interest bearing and payable on the completion of the Initial Public Offering. On May 17, 2022, the Company amended the note to modify the repayment date from the completion of the Initial Public offering to the completion of an initial business combination. The outstanding balance under the Promissory Note as of March 31, 2022 was $430,000.

Administrative Services Agreement

The Company entered into an agreement whereby, commencing on the August 14, 2020, the Company will pay the Sponsor a total of $15,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2022 and 2021, the Company incurred $45,000 in fees for these services of which $15,000 and $0, respectively, are included in the accounts payable and accrued expenses in the accompanying consolidated balance sheets.

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

On February 25, 2021, the Sponsor committed up to $750,000 in loans to the Company for continuing operations to consummate a business combination. The loans are non-interest bearing, unsecured, and to be repaid upon the consummation of a business combination. In the event that a business combination does not occur, then all loaned amounts under this commitment will be forgiven except to the extent that the Company has funds available to it outside the trust account. The Company has not drawn on the aforementioned Sponsor commitment.

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

MARCH 31, 2022

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

MARCH 31, 2022

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

Advisory Agreement

Nomura and the Company have entered into an advisory agreement for the proposed business combination with MSP Recovery. This advisory agreement is for Nomura's role as a financial and capital markets advisor to the Company for the proposed business combination. Nomura is entitled a transaction fee amounting to $20 million that is payable at the closing of the proposed business combination. This fee is contingent upon the successful closing of the proposed business combination; and as such, no amounts have been recorded within the Company's consolidated financial statements as of March 31, 2022.

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

NOTE 7. STOCKHOLDERS’ DEFICIT

Preferred Stock — On January 30, 2020, the Company amended Certificate of Incorporation such that the Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — On January 30, 2020, the Company amended its Certificate of Incorporation such that the Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 650,000 shares of Class A common stock issued and outstanding, excluding 12,053,631 shares of Class A common stock subject to possible redemption which are presented as temporary equity.

Class B Common Stock — On January 30, 2020, the Company amended its Certificate of Incorporation such that the Company is authorized to issue 10,000,000 shares of common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 5,750,000 shares of common stock issued and outstanding.

Holders of Class A common stock and Class B common stock are entitled to one vote for each share. Holders of Class A common stock and Class B common stock will vote separately as two separate classes on all matters submitted to a vote of stockholders, except as required by law.

LIONHEART ACQUISITION CORPORATION II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

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

LIONHEART ACQUISITION CORPORATION II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

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

At March 31, 2022 and December 31, 2021, there were 11,500,000 Public Warrants and 325,000 Private Placement Warrants outstanding.

LIONHEART ACQUISITION CORPORATION II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		March 31,	December 31,
Description	Level	2022	2021
Assets:
Marketable securities held in Trust Account	1	$121,354,431	$230,013,074

Liabilities
Warrant Liability – Public Warrants	1	5,520,000	6,210,000
Warrant Liability – Private Warrants	3	159,250	178,750

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

The key inputs into the Monte Carlo simulation model for the Private Placement Warrants were as follows at March 31, 2022 and December 31, 2021:

Input	March 31, 2022	December 31, 2021
Risk-free interest rate	2.42%	1.29%
Trading days per year	250	250
Expected volatility	4.8%	9.5%
Exercise price	$11.50	$11.50
Stock Price	$10.26	$9.96

The following table presents the changes in the fair value of warrant liabilities for the three months ended March 31, 2022 and 2021:

	Private Placement	Public	Warrant liabilities
Fair value as of January 1, 2022	$178,750	$6,210,000	$6,388,750
Change in fair value	(19,500)	(690,000)	(709,500)
Fair value as of March 31, 2022	$159,250	$5,520,000	$5,679,250

	Private Placement	Public	Warrant liabilities
Fair value as of January 1, 2021	$370,500	$12,995,000	$13,365,500
Change in fair value	(133,250)	(4,715,000)	(4,848,250)
Fair value as of March 31, 2021	$237,250	$8,280,000	$8,517,250

LIONHEART ACQUISITION CORPORATION II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On April 5, 2022, the Company issued a Promissory Note to Lionheart Equities, LLC, the Sponsor, pursuant to which the Company borrowed an aggregate amount of $50,000 to fund towards the Extension Contribution to be placed into the Trust Account. The Promissory Note was non-interest bearing and payable on the completion of the Initial Public Offering. On May 17, 2022, the Company amended the note to modify the repayment date from the completion of the Initial Public offering to the completion of an initial business combination.

On April 29, 2022, the Company issued a Promissory Note to Lionheart Equities, LLC, the Sponsor, pursuant to which the Company borrowed an aggregate amount of $400,000 to fund towards the Extension Contribution to be placed into the Trust Account. The Promissory Note was non-interest bearing and payable on the completion of the Initial Public Offering. On May 17, 2022, the Company amended the note to modify the repayment date from the completion of the Initial Public offering to the completion of an initial business combination.

On May 2, 2022, the Company deposited 401,386 into the Trust account as an extension contribution pursuant the Special Meeting that was held on January 27, 2022.

On May 9, 2022, the Company entered into the First Amendment to Warrant Agreement (the “Warrant Agreement Amendment”) with Continental Stock Transfer & Trust Company (the “Warrant Agent”), amending the Warrant Agreement, dated as of August 13, 2020, by and between the Company and the Warrant Agent (the “Existing Warrant Agreement” and the warrants issued thereunder, the “Existing Warrants”). The Warrant Agreement Amendment permits holders of Existing Warrants to exercise the Existing Warrants beginning 10 days following the closing of the Company’s initial business combination (rather than the current 30 days) and on a cashless basis at the holder’s preference.

On May 13, 2022, the Company entered into a non-binding term sheet (the “FEF Term Sheet”) with an affiliate of Cantor Fitzgerald & Co. (“Cantor”). Upon negotiation and execution of a definitive forward purchase agreement between the parties with respect to the proposed transaction, Cantor may purchase from public stockholders of LCAP who have elected to redeem their shares up to 3.5 million shares of Class A Common Stock of LCAP (the “Shares”) at a per share purchase price at or below the redemption price for the Shares (the “Redemption Price”) prior to the closing of LCAP’s business combination (the “Business Combination”) with MSP Recovery, LLC and certain of its affiliates (“MSP”, which term also refers to the post-combination company). If Cantor makes any such purchases, Cantor will agree to (i) transfer to MSP for cancellation any warrants to purchase Shares received as a result of being the stockholder of record of a Share as of the close of business on the closing date of the Business Combination following the redemption, pursuant to the previously announced and declared LCAP dividend, and (ii) waive any redemption right that would require the redemption of the Shares in exchange for a pro rata amount of the funds held in LCAP’s trust account.

Upon the closing of the Business Combination and receipt of written notice from Cantor as to the total number of Shares purchased by it and held as of the close of business on the date of the closing of the Business Combination (the “FEF Shares”), if any, MSP will deposit cash into a dedicated escrow account equal to the aggregate Redemption Price of such Shares purchased in the open market by Cantor.

At any time after acquiring the any such FEF Shares and prior to the Settlement Date (as defined below), Cantor may sell the FEF Shares at its sole discretion in one or more transactions, publicly or privately, at any price. For the avoidance of doubt, Cantor may also buy and sell shares of LCAP common stock that will not be subject to the terms of the FEF Term Sheet for its own account or on behalf of third parties without restriction as part of Cantor’s regular business activities as a broker-dealer.

LIONHEART ACQUISITION CORPORATION II

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

On May 17, 2022, LCAP and CF Principal Investments LLC (“CF”), an affiliate of Cantor, entered into an agreement (the “Confirmation”) for an OTC Equity Prepaid Forward Transaction (the “Transaction”). The Confirmation confirms the terms and conditions of the Transaction entered into between CF and LCAP.

Pursuant to the terms of the Confirmation, CF agreed to (a) transfer to MSP for cancellation any warrants to purchase Shares received as a result of being the stockholder of record of a Share as of the close of business on the closing date of the Business Combination, pursuant to the previously announced and declared LCAP dividend and (b) waive any redemption right that would require the redemption of the Subject Shares (as defined below) in exchange for a pro rata amount of the funds held in LCAP’s trust account (the “Trust”).

Immediately following the closing of the Business Combination, MSP will transfer from the Trust to the Escrow Account (as defined in the Confirmation) an amount equal to (a) the aggregate number of such Subject Shares, multiplied by (b) the per share redemption price for Shares out of the Trust (the “Forward Price”) (such actual aggregate cash amount, the “Prepayment Amount”), as a prepayment to CF of the amount to be paid to CF in settlement of the Transaction upon the Valuation Date (as defined below) for the number of Shares owned by CF at the closing of the Business Combination (the “Subject Shares”).

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

Recent Developments

On July 11, 2021, we entered into a Membership Interest Purchase Agreement (the “MIPA”) with Lionheart II Holdings, LLC, our newly formed wholly owned subsidiary (“Purchaser”), each limited liability company set forth on Schedule 2.1(a) thereto (the “MSP Purchased Companies”), the members of the MSP Purchased Companies listed on Schedule 2.1(b) thereto (the “Members”), and John H. Ruiz, as the representative of the Members. See Note 9 to Item 1 above for a description of the MIPA and the transactions contemplated thereby.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through March 31, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination, in particular activities in connection with the potential acquisition of the MSP Purchased Companies. We do not expect to generate any operating revenues until after the completion of our Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2022, we had a net loss of $1,107,168, which consists of the change in fair value of warrant liabilities of $709,500 and interest earned on marketable securities held in the Trust Account of $8,374, offset by operating and formation costs of $1,825,042.

For the three months ended March 31, 2021, we had a net income of $4,641,710, which consists of the change in fair value of warrant liabilities of $4,848,250 and interest earned on marketable securities held in the Trust Account of $3,398, offset by operating and formation costs of $209,938.

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

For the three months ended March 31, 2022, cash used in operating activities was $85,556, Net loss of $1,107,168 was affected by the change in fair value of warrant liability of $709,500 and interest earned on marketable securities held in the Trust Account of $8,374. Changes in operating assets and liabilities provided $1,739,486 of cash from operating activities.

For the three months ended March 31, 2021, cash used in operating activities was $224,398, Net income of $4,641,710 was affected by the change in fair value of warrant liability of $4,848,250 and interest earned on marketable securities held in the Trust Account of $3,398. Changes in operating assets and liabilities provided $14,460 of cash from operating activities.

As of March 31, 2022, we had cash and marketable securities held in the Trust Account of $121,354,431. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account to complete our Business Combination. We may withdraw interest to pay franchise and income taxes. Through March 31, 2022, we have withdrawn $13,368 of interest earned on the Trust Account for the payment of franchise and income taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2022, we had cash of $39,058 outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to complete our disclosed Business Combination as agreed upon in our Membership Interest Purchase Agreement.

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

Going Concern

We will need to raise additional funds in order to meet the expenditures required for operating our business. Based off our estimates of the costs of identifying a target business, undertaking in-depth due diligence, and negotiating a Business Combination, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our Business Combination. If we are unable to complete our Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations. These conditions raise substantial doubt about our ability to continue as a going concern through August 18, 2022, the Company’s liquidation date, and/or through twelve months from the issuance of these consolidated financial statements. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Going Concern

We have until August 18, 2022 to consummate an initial business combination. It is uncertain that we will have sufficient liquidity to fund the working capital needs of the Company until the liquidation date and/or through twelve months from the issuance of this report. Additionally, it is uncertain that we will be able to consummate an initial business combination by this time. The Company may not have sufficient liquidity to fund the working capital needs of the Company until August 18, 2022, the liquidation date, and/or through twelve months from the issuance of this report. If an initial business combination is not consummated by the liquidation date, there will be a mandatory liquidation and subsequent dissolution. Management has determined that the liquidity condition and mandatory liquidation, should an initial business combination not occur, and potential subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after August 18, 2022.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2022.

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

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of our condensed consolidated balance sheets.

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

The calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 11,825,000 Class A common stocks in the aggregate. As of March 31, 2022 and 2021, we did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stocks and then share in the earnings of the Company. As a result, diluted net loss per common stock is the same as basic net loss per common stock for the periods presented.

Out of Period Adjustments

We have corrected and recorded approximately $96,800 of adjustments related to the year ended December 31, 2021 within the three months ended March 31, 2022. We have not restated or revised our previous balances for the year ended December 31, 2021. We will continue to evaluate the impacts of the out of period adjustments within the fiscal year 2022 reported balances.

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

Item 4. Controls and Procedures

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due to the material weaknesses in our internal control over financial reporting related to the Company’s accounting for complex financial instruments, related party disclosures, and review of accrued liabilities.

Management has identified a material weakness in internal controls related to the accounting for complex financial instruments, review of related party transactions, and review of accrued liabilities. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to continue to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications, including the identification and disclosure of related party transactions and review of accrued liabilities. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

In connection with the recent restatements of our financial statements, our management has concluded that our disclosure controls and procedures were not effective as of March 31, 2022 due to a material weakness in internal control over financial reporting solely related to our accounting for complex financial instruments. If we are unable to maintain an effective system of disclosure controls and procedures and internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and financial results.

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

LIONHEART ACQUISITION CORPORATION II

Date: May 20, 2022	By:	/s/ Ophir Sternberg
	Name:	Ophir Sternberg
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 20, 2022	By:	/s/ Paul Rapisarda
	Name:	Paul Rapisarda
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)