Form 10-Q
period 2022-06-30
MSP Recovery, Inc.
filed 2022-08-12
CIK 1802450

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-39445

MSP Recovery, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	84-4117825
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2710 Le Jeune Road Floor 10 Coral Gables, Florida	33134
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (305) 614-2222

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, $0.0001 par value per share	MSPR	The Nasdaq Global Market
Redeemable warrants, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50 per share	MSPRW	The Nasdaq Global Market
Redeemable warrants, each whole warrant exercisable for one share of Class A common stock at an exercise price of $0.0001 per share	MSPRZ	The Nasdaq Global Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☒

As of July 31, 2022, the registrant had 66,142,649 shares of common stock, $0.0001 par value per share, outstanding.

i

Part I - Financial Information

Item 1. Financial Statements

MSP RECOVERY, INC. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
(In thousands except per share amounts)	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$25,045	$1,664
Restricted cash	11,420	-
Accounts receivable	901	-
Affiliate receivable (1)	2,111	4,070
Indemnification asset (1)	719,413	-
Prepaid expenses and other current assets (1)	36,890	13,304
Total current assets	795,780	19,038
Property, plant and equipment, net	950	750
Deferred tax asset	857	-
Intangible assets, net	2,095,735	84,218
Investment in rights to claim recovery cash flows	3,673,610	-
Total assets	$6,566,932	$104,006

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$29,575	$4,609
Affiliate payable (1)	20,202	45,252
Commission payable	476	465
Deferred service fee income	249	249
Derivative Liability	9,003	-
Warrant Liability	9,708	-
Guaranty obligation	719,413	-
Other current liabilities	11,057	3,489
Total current liabilities	799,683	54,064
Claims financing obligation and notes payable (1)	111,395	106,805
Loan from related parties (1)	125,759	-
Interest payable	111,324	94,545
Total liabilities	$1,148,161	$255,414
Commitments and contingencies (Note 12)

Class A common stock subject to possible redemption, 1,129,589 shares at redemption value as of June 30, 2022.	2,417	-

Stockholders' Equity (Deficit):
Class A common stock, $.0001 par value; 5,500,000,000 shares authorized; 66,051,029 issued and outstanding as of June 30, 2022	$7	$-
Class V common stock, $.0001 par value; 3,250,000,000 shares authorized; 3,154,473,292 issued and outstanding as of June 30, 2022	315	-
Additional paid-in capital	187,269	-
Members' equity	-	(155,756)
Accumulated deficit	(23,074)	-
Total Stockholders' Equity (Deficit)	$164,517	$(155,756)
Non-controlling interest	5,251,837	4,348
Total equity	$5,416,354	$(151,408)
Total liabilities and equity	$6,566,932	$104,006

1.
As of June 30, 2022 and December 31, 2021, the total affiliate receivable, indemnification asset, affiliate payable and loan from related parties balances are with related parties. In addition, the prepaid expenses and other current assets and claims financings obligation and notes payable includes balances with related parties. See Note 13, Related Party, for further details.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MSP RECOVERY, INC. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
(In thousands except per share amounts)	2022	2021	2022	2021
Claims recovery income	$1,319	$—	$1,428	$15
Claims recovery service income (1)	3,971	3,360	12,047	6,774
Total Claims Recovery	$5,290	$3,360	$13,475	$6,789
Operating expenses
Cost of claim recoveries (2)	694	-	701	8
Claims amortization expense	23,818	36	26,535	67
General and administrative (3)	5,982	2,723	10,428	5,336
Professional fees	3,118	1,970	5,056	3,067
Professional fees - legal (4)	23,765	8	26,237	30
Depreciation and amortization	72	135	151	167
Total operating expenses	57,449	4,872	69,108	8,675
Operating Loss	$(52,159)	$(1,512)	$(55,633)	$(1,886)
Interest expense	(10,977)	(6,667)	(21,392)	(12,589)
Other (expense) income, net	39	899	37	1,323
Change in fair value of warrant and derivative liabilities	(14,353)	-	(14,353)	-
Net loss before provision for income taxes	$(77,450)	$(7,280)	$(91,341)	$(13,152)
Provision for income tax benefit (expense)	326	-	326	-
Net loss	$(77,124)	$(7,280)	$(91,015)	$(13,152)
Less: Net (income) loss attributable to non-controlling members	75,836	-	89,727	-
Net loss attributable to controlling members	$(1,288)	$(7,280)	$(1,288)	$(13,152)

Basic and diluted weighted average shares outstanding, Class A Common Stock (5)	13,607,255	N/A	13,607,255	N/A
Basic and diluted net income per share, Class A Common Stock (5)	$(0.09)	N/A	$(0.09)	N/A

1.
For the three and six months ended June 30, 2022 and 2021, claims recovery service income included $3.2 million and $10.6 million, respectively, and $2.6 million and $5.3 million, respectively, of claims recovery service income from VRM MSP Recovery Partners LLC (“VRM”). See Note 13, Related Party, for further details.
2.
For the three and six months ended June 30, 2022, cost of claim recoveries included $231 thousand and $271 thousand, respectively, of related party expenses. This relates to contingent legal expenses earned from claims recovery income pursuant to legal service agreements with the La Ley con John H. Ruiz P.A., d/b/a MSP Recovery Law Firm (the "Law Firm"). See Note 13, Related Party, for further details. For the three and six months ended June 30, 2021, there were no expenses related to contingent legal expenses.
3.
For the three and six months ended June 30, 2022 and 2021, general and administrative expenses included $156 thousand and $250 thousand, respectively, and $19 thousand and $19 thousand, respectively, of related party expenses. See Note 13, Related Party, for further details.
4.
For the three and six months ended June 30, 2022 and 2021, professional fees - legal included $0.0 million and $0.3 million, respectively, $5 thousand and $8 thousand, respectively, of related party expenses related to the Law Firm. See Note 13, Related Party, for further details.
5.
Earnings per share information has not been presented for periods prior to the Business Combination (as defined in Note 1), as it resulted in values that would not be meaningful to the users of these unaudited condensed consolidated financial statements. Refer to Note 15 for further information.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MSP RECOVERY, INC. and Subsidiaries

Condensed Consolidated Statements of Changes in Equity

(Unaudited)

Three Months Ended June 30, 2022

	Class A Common Stock		Class V Stock
(In thousands except shares)	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Members' Deficit	Accumulated Deficit	Non- Controlling Interests	Total Equity
Balance at March 31, 2022	—	$—	—	$—	$—	$(169,749)	$—	$4,348	$(165,401)
Contributions prior to recapitalization transaction	—	—	—	—	—	15	—	—	15
Distributions prior to recapitalization transaction	—	—	—	—	—	(45)	—	—	(45)
Net loss prior to recapitalization transaction	—	—	—	—	—	(14,749)	—	—	(14,749)
Cumulative effect of recapitalization transaction	7,582,668	1	3,154,473,292	315	48,773	184,528	—	5,406,736	5,640,353
Opening net assets of Lionheart II Holdings, LLC acquired	—	—	—	—	—	—	(21,786)	—	(21,786)
Adjustment for value of derivative on temporary equity	—	—	—	—	9,003	—	—	—	9,003
Conversion of Warrants	7,202,022	1	—	—	20,462	—	—	(12,287)	8,177
Class A Issuances	51,266,339	5	—	—	109,031	—	—	(85,872)	23,164
Net loss	—	—	—	—	—	—	(1,288)	(61,088)	(62,376)
Balance at June 30, 2022	66,051,029	$7	3,154,473,292	$315	$187,269	$—	$(23,074)	$5,251,837	$5,416,354

Six Months Ended June 30, 2022

(In thousands except shares)	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Members' Deficit	Accumulated Deficit	Non- Controlling Interests	Total Equity
Balance at December 31, 2021	—	$—	—	$—	$—	$(155,756)	$—	$4,348	$(151,408)
Contributions prior to recapitalization transaction	—	—	—	—	—	15	—	—	15
Distributions prior to recapitalization transaction	—	—	—	—	—	(147)	—	—	(147)
Net loss prior to recapitalization transaction	—	—	—	—	—	(28,640)	—	—	(28,640)
Cumulative effect of recapitalization transaction	7,582,668	1	3,154,473,292	315	48,773	184,528	—	5,406,736	5,640,353
Opening net assets of Lionheart II Holdings, LLC acquired	—	—	—	—	—	—	(21,786)	—	(21,786)
Adjustment for value of derivative on temporary equity	—	—	—	—	9,003	—	—	—	9,003
Conversion of Warrants	7,202,022	1	—	—	20,462	—	—	(12,287)	8,177
Class A Issuances	51,266,339	5	—	—	109,031	—	—	(85,872)	23,164
Net loss	—	—	—	—	—	—	(1,288)	(61,088)	(62,376)
Balance at June 30, 2022	66,051,029	$7	3,154,473,292	$315	$187,269	$—	$(23,074)	$5,251,837	$5,416,354

Three Months Ended June 30, 2021

(In thousands)	Members' Deficit	Non- Controlling Interests	Total Equity
Balance at March 31, 2021	$(126,096)	$4,332	$(121,764)
Contributions	1	—	1
Distributions	(259)	—	(259)
Net loss	(7,280)	—	(7,280)
Balance at June 30, 2021	$(133,634)	$4,332	$(129,302)

Six Months Ended June 30, 2021

(In thousands)	Members' Deficit	Non- Controlling Interests	Total Equity
Balance at December 31, 2020	$(120,179)	$4,332	$(115,847)
Contributions	227	—	227
Distributions	(530)	—	(530)
Net loss	(13,152)	—	(13,152)
Balance at June 30, 2021	$(133,634)	$4,332	$(129,302)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MSP RECOVERY, INC. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	For the six months ended June 30,
(In thousands)	2022	2021
Cash flows from operating activities:
Net loss (1)	$(91,015)	$(13,152)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	151	167
Claims amortization expense	26,535	67
Paid in kind interest	21,369	12,577
Change in fair value of derivatives	9,003	—
Deferred income taxes	(857)	—
Share based compensation	20,055	—
Change in fair value of warrant liability	5,350	—
PPP loan forgiveness	—	(958)
Realized gain on equity securities	—	(335)
Unrealized losses on investments - short position	—	(114)
Change in operating assets and liabilities:
Accounts receivable	(901)	—
Affiliate receivable (1)	1,959	(1,173)
Affiliate payable (1)	(25,050)	(112)
Prepaid expenses and other assets	(36,838)	(4,129)
Commission payable	10	—
Accounts payable and accrued liabilities	9,317	1,215
Deferred service fee income	—	(249)
Net cash used in operating activities	(60,912)	(6,196)
Cash flows from investing activities:
Additions to property, plant, and equipment	(315)	(323)
Additions to intangible assets	(2,700)	—
Proceeds from sale of equity securities	—	2,577
Purchases of equity securities	—	(4,056)
Purchase of securities to cover short position	—	(1,770)
Net cash used in investing activities	(3,015)	(3,572)
Cash flows from financing activities:
Proceeds from Business Combination	12,009	—
Transaction costs incurred for the Business Combination	(49,638)	—
Proceeds from related party loan (1)	125,759	—
Issuance of common stock	8,181	—
Issuance of temporary equity	2,417	—
Contribution from members	—	227
Distributions to members	—	(530)
Net cash provided by (used in) financing activities	98,728	(303)
Increase (decrease) in cash and cash equivalents and restricted cash	34,801	(10,071)
Cash and cash equivalents and restricted cash at beginning of year	1,664	11,879
Cash and cash equivalents and restricted cash at end of period	$36,465	$1,808

Supplemental cash flow information:

Supplemental disclosure of non-cash investing and financing activities:
Purchase of intangible asset financed by note payable	$—	$500
Purchase of intangible asset through issuance of Class A common stock	$10,000	$—
Payment of professional fees through issuance of Class A common stock	$611	$—
Transaction costs incurred included in accounts payable and accrued liabilities	$29,692	$—
Cash paid during the period for:
Interest	$—	$12

1.
Balances include related party transactions. See Note 13, Related Party, for further details.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MSP RECOVERY, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1. DESCRIPTION OF BUSINESS

On May 23, 2022 (the “Closing Date”), MSP Recovery, Inc., a Delaware corporation (formerly known as Lionheart Acquisition Corporation II (“LCAP,” the “Company,” or “MSP”) consummated the previously announced business combination pursuant to that certain Membership Interest Purchase Agreement, dated as of July 11, 2021 (as amended, the “MIPA”), by and among the Company, Lionheart II Holdings, LLC, a wholly owned subsidiary of the Company, MSP Recovery, LLC and combined and consolidated subsidiaries ("Legacy MSP"), the members of Legacy MSP (the “Members”), and John H. Ruiz, in his capacity as the representative of the Members (the “Members’ Representative”). Pursuant to the MIPA, the Members sold and assigned all of their membership interests in Legacy MSP to the Company in exchange for non-economic voting shares of Class V common stock, par value $0.0001, of the Company (“Class V Common Stock”) and non-voting economic Class B Units of the Company (“Class B Units,” and each pair consisting of one share of Class V Common Stock and one Class B Unit, an “Up-C Unit”) (such transaction, the “Business Combination”). The Up-C Units are convertible into Class A Common Stock of the Company at the discretion of holder of the Up-C Unit. See Note 3, Business Combination for details. Subsequent to the Closing Date, the Company's sole asset is its equity interest in MSP Recovery, LLC. The Company is the managing member and therefore consolidates Legacy MSP.

Legacy MSP was organized in 2014 as a Medicaid and Medicare Secondary Pay Act recovery specialist. The Company utilizes its proprietary internal data analytics platform to review health claims assigned by secondary payers such as Health Plans, Management Service Organizations (“MSO”), providers of medical services and Independent Physicians Associations. This platform allows the Company to identify claims cost recovery rights with potential recovery paths where claims either should not have been paid by the secondary payers or should have been reimbursed by third-party entities.

MSP seeks the assignment of recovery rights from secondary payers by acquiring the recovery rights to claims from secondary payers via Claims Cost Recovery Agreements (“CCRAs”). Prior to executing a CCRA, the Company utilizes its proprietary internal data analytics platform to review the set of claims and identify claims with probable recovery paths. MSP’s assets are these irrevocable assignments of health claims recovery rights that are automatic, all-encompassing and superior to other interests supported by Federal and State laws and regulations. MSP’s operations are primarily conducted in the U.S. and Puerto Rico.

Investment Capacity Agreement

On September 27, 2021, the Company entered into an Investment Capacity Agreement (the “ICA”) providing for potential future transactions regarding select healthcare claims recovery interests with its investment partner, Virage Capital Management LP (“Virage”), which transactions may include the sale of claims by MSP. The ICA provides that the maximum value of such claims will be $3 billion.

When the Company takes an assignment, the Company takes an assignment of the entire recovery but often has a contractual obligation to pay the assignor 50% of any recoveries. This 50% interest typically is retained by the assignor (the “Retained Interest”), although in some cases, the Company has acquired all of the recoveries, and the applicable assignor has not kept any Retained Interest. The Retained Interest is not an asset of the Company, but an obligation to pay these assignors, with the Company keeping the other 50% interest of any recoveries. Virage’s funding in connection with future transactions generally will be used to purchase Retained Interests from existing assignors or new MSP assignors, although its funds can also be used to buy 50% of the recoveries from the Company, in the event the applicable assignor did not retain any Retained Interest. In connection with transactions consummated under the ICA, the Company may receive certain fees, including a finder's fee for identifying the recoveries and a servicing fee for servicing the claims.

Pursuant to the ICA, the Company will assist Virage in acquiring these Retained Interests for a cash price. Virage will be paid the recovery generated from the purchased Retained Interests when received through litigation or settlements. The ICA is separate and distinct from Virage’s equity investment in the Company.

LifeWallet

On January 10, 2022, the Company announced the launch of LifeWallet LLC (“LifeWallet”). LifeWallet is being designed to help first responders and healthcare providers quickly and easily access patient medical histories. LifeWallet is part of MSP Recovery’s Chase to Pay platform, providing real-time analytics at the point of care, helping identify the primary insurer, assisting providers in receiving reasonable and customary rates for accident-related treatment, shortening the Company's collection time frame, and increasing revenue visibility and predictability. The Company absorbed part of the technology behind LifeWallet through an employment agreement with the developer of the technology. As such as of June 30, 2022, the Company's investment related to LifeWallet included in the condensed consolidated balance sheets was limited to activity and expenses incurred during the six months ended June 30, 2022. Through the date the financial statements were issued, LifeWallet has committed to advertising costs within the next 12 months of approximately $2.2 million.

MSP RECOVERY, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Committed Equity Facility

On May 17, 2022, the Company entered into a Company Common Stock Purchase Agreement (the “Purchase Agreement”) with an affiliate of Cantor Fitzgerald (“CF”). Pursuant to the Purchase Agreement, after the closing of the Business Combination, the Company will have the right to sell to CF from time to time at its option up to $1 billion in Class A common stock shares, subject to the terms, conditions and limitations set forth in the Purchase Agreement.

Sales of the shares of the Company’s common stock to CF under the Purchase Agreement, and the timing of any such sales, will be determined by the Company from time to time in its sole discretion and will depend on a variety of factors, including, among other things, market conditions, the trading price of the common stock, as well as determinations by the Company about the use of proceeds of such common stock sales. The net proceeds from any such sales under the Purchase Agreement will depend on the frequency with, and the price at, which the shares of common stock are sold to CF.

Upon the initial satisfaction of the conditions to CF’s obligation to purchase shares of common stock set forth under the Purchase Agreement, including the completion of due diligence activities and registering shares through an S-1 filing, the Company will have the right, but not the obligation, from time to time, at its sole discretion and on the terms and subject to the limitations contained in the Purchase Agreement, until no later than the first day of the month following the 36 month anniversary of the date that the registration statement of the shares is declared effective, to direct CF to purchase up to a specified maximum amount of common stock as set forth in the Purchase Agreement by delivering written notice to CF prior to the commencement of trading on any trading day. The purchase price of the common stock that the Company elects to sell to CF pursuant to the Purchase Agreement will be 98% of the volume-weighted average price of the common stock during the applicable purchase date on which the Company has timely delivered a written notice to CF, directing it to purchase common stock under the Purchase Agreement.

Assignment and Sale of Proceeds Agreement

On June 30, 2022, the Company entered into an Assignment and Sale of Proceeds Agreement (the “Assignment Agreement”) and a Recovery Services Agreement (the “Services Agreement” and collectively, the “Agreements”) with the Prudent Group (“Prudent”) in order to monetize up to $250 million of the value of the Company’s net recovery interest in claim demand letters that the Company has commenced sending to insurers who admitted they had primary payer responsibility for the underlying accidents to the federal government (“MSPR’s Net Recovery Proceeds”).

Pursuant to the Agreements, at the Company’s sole and absolute discretion, the Company has the right to direct Prudent to acquire, on a non-recourse basis, a percentage of MSPR’s Net Recovery Proceeds, up to an aggregate of $250 million, at a purchase price of 90% of MSPR's Net Recovery Proceeds of such claim.

Under the Services Agreement, the Company will service and recover on the demand letters and will retain any revenues generated in excess of the amount received from Prudent, plus up to an 18% annual return on the amount Prudent paid for MSPR’s Net Recovery Proceeds. Prudent may terminate the Services Agreement upon sixty (60) days prior written notice to the Company.

The Company anticipates the first close to be approximately $10 million and to be finalized in the third quarter of 2022.

MSP RECOVERY, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Liquidity

As an early stage growth company, the Company has incurred substantial net losses since inception. Our liquidity will depend on our ability to generate substantial claims recovery income and claims recovery services income in the near future. Our principal liquidity needs have been, and will continue to be, capital expenditures, working capital and claims financing obligation. Our capital expenditures support investments in our underlying infrastructure to enhance our solutions and technology for future growth. We expect our capital expenditures to increase primarily due to investments in our technology stack. Our strategy includes the expansion of our existing solutions and the development of new solutions, which will require cash expenditures over the next several years and the Company anticipates will be funded primarily by cash provided by operating activities and financing activities through resources noted below. We also expect our operating expenses to increase as we hire additional employees to support to the claim recovery team. We expect these investments to be a key driver of our long-term growth and competitiveness but to negatively impact our free cash flow.

The Company anticipates funding to be available from the CF Purchase Agreement, Prudent Assignment Agreement and the ICA, as noted above. Additionally, on June 16, 2022, the Company executed a promissory note with John H. Ruiz and Frank C. Quesada, the Company’s Chief Executive Officer and director and Chief Legal Officer and director, respectively, to provide operating cash to the Company. The aggregate principal amount was $112.8 million and bears interest at an annual rate of 4%, which is payable in kind. The promissory note matures on the four year anniversary of issuance. A portion of the proceeds under the MSP Principal Promissory Note in an amount equal to $36.5 million was advanced to MSP Recovery Law Firm, an affiliate of certain Members (the “Law Firm”) for certain operating expenses as contemplated by the Legal Services Agreement. Actual results, including sources and uses of cash, may differ from our current estimates due to the inherent uncertainty involved in making those estimates and any such differences may impact the Company’s ability to continue as a going concern in the future.

Note 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

Basis of presentation

These statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and, in accordance with those rules and regulations do not include all information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, the unaudited condensed consolidated interim financial statements (the “Financial Statements”) reflect all adjustments, which consist only of normal recurring adjustments, necessary to state fairly the results of operations, financial condition and cash flows for the interim periods presented herein. Prior to the Business Combination, the unaudited condensed consolidated interim financial statements reflect Legacy MSP.

These Financial Statements should be read in conjunction with the combined and consolidated financial statements and notes thereto included in Legacy MSP’s 2021 and 2020 combined and consolidated financial statements. The year-end consolidated balance sheet data was derived from the audited financial statements but does not include all disclosures required by GAAP. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the full year.

All intercompany transactions and balances are eliminated from the condensed consolidated financial statements.

Principles of consolidation

The Company consolidates all entities that it controls through a majority voting interest or otherwise and the accompanying condensed consolidated financial statements include the accounts of the Company’s wholly owned subsidiaries and these entities for which the Company has a controlling interest in. The Company also consolidates all entities that it controls as the primary beneficiary of a variable interest entity (“VIE”). Under the VIE model, management first assesses whether the Company has a variable interest in an entity, which would include an equity interest. If the Company has a variable interest in an entity, management further assesses whether that entity is a VIE, and if so, whether the Company is the primary beneficiary under the VIE model. Generally, entities that are organized similar to a limited partnership, in which a general partner (or managing member) make the most relevant decisions that affect the entity’s economic performance, are considered to be VIEs which would require consolidation, unless the limited partners have substantive kickout or participating rights. Entities that do not qualify as VIEs are assessed for consolidation under the voting interest model.

Under the VIE model, an entity is deemed to be the primary beneficiary of a VIE if it holds a controlling financial interest. A controlling financial interest is defined as (a) the power to direct the activities of a VIE that most significantly affect the entity’s economic performance and (b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. Management determines whether the Company is the primary beneficiary of a VIE at the time it becomes involved with a VIE and reconsiders that conclusion at each reporting date. This analysis includes an evaluation of the Company’s control rights, as well as the economic interests that the Company holds in the VIE, including indirectly through related parties. As a result of the Business Combination, the Company consolidates MSP Recovery, LLC under the VIE model.

MSP RECOVERY, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Estimates and Assumptions

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting periods. Actual results could differ from the Company’s estimates. Estimates are periodically reviewed considering changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Significant estimates and assumptions reflected in these condensed consolidated financial statements include but are not limited to claims recovery income and claims recovery service income recognition, recoverability of long-lived assets and cost of claims recoveries.

Segments

Operating segments are defined as components of an entity for which separate financial information is available and regularly reviewed by the chief operating decision maker (“CODM”). The Company manages its operations as a single segment for the purposes of assessing performance and making decisions. The Company’s CODM is its Chief Executive Officer. The Company has determined that it operates in one operating segment and one reportable segment, as the CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. In addition, all of the Company's revenues and long-lived assets are attributable primarily to operations in the United States and Puerto Rico for all periods presented.

COVID-19 Impact

The COVID-19 pandemic has resulted, and could continue to result, in significant economic disruption. Federal, state and local governments mobilized to implement containment mechanisms to minimize impacts to their populations and economies. Various containment measures, which include the quarantining of cities, regions and countries, while aiding in the prevention of further outbreak, have resulted in a severe drop in general economic activity. In addition, the global economy has experienced a significant disruption to global supply chains. The extent of the impact of COVID-19 on the Company’s operational and financial performance will depend on certain developments, including the duration and spread of the outbreak. As of June 30, 2022, COVID-19 has not had a significant impact on the Company.

Concentration of credit risk and Off-Balance Sheet Risk

Cash and cash equivalents and affiliate receivable are financial instruments that are potentially subject to concentrations of credit risk. See Note 13, Related Party, for disclosure of affiliate receivables. The Company’s cash and cash equivalents and restricted cash are deposited in accounts at large financial institutions, and amounts may exceed federally insured limits. The Company believes it is not exposed to significant credit risk due to the financial strength of the depository institutions in which the cash and cash equivalents are held. The Company has no other financial instruments with off-balance-sheet risk of loss.

Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Restricted Cash consists of cash held in escrow related to the Prepaid Forward Agreement with CF. See Note 16, Derivative Liability, for more information on the Prepaid Forward Agreement.

Fair Value Measurements

The Company applies the provisions of ASC 820, Fair Value Measurements, for fair value measurements of financial assets and financial liabilities and for fair value measurements of non-financial items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company also applied the provisions of the subtopic to fair value measurements of non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. The subtopic defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The subtopic also establishes a framework for measuring fair value and expands disclosures about fair value measurements. The fair value framework requires the Company to categorize certain assets and liabilities into three levels, based upon the assumptions used to price those assets or liabilities. The three levels are defined as follows:

Level 1: Quoted prices in active markets for identical assets or liabilities.

Level 2: Quoted prices for similar assets and liabilities in active markets or inputs that are observable.

Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

The Company has determined the estimated fair value of its financial instruments based on appropriate valuation methodologies; however, for Level 2 and Level 3 inputs considerable judgment is required to develop these estimates. Accordingly, these estimated fair values are not necessarily indicative of the amounts the Company could realize in a current market exchange. The estimated fair values can be materially affected by using different assumptions or methodologies. The methods and assumptions used in estimating the fair

MSP RECOVERY, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

values of financial instruments are based on carrying values and future cash flows. As of June 30, 2022 and December 31, 2021, the Company did not hold any Level 2 or Level 3 assets or liabilities.

Cash and cash equivalents and restricted cash are stated at cost, which approximates their fair value. The carrying amounts reported in the balance sheets for affiliate receivable, accounts payable, affiliate payable and accrued liabilities approximate fair value, due to their short-term maturities.

The Company’s investments in rights to claim recovery cash flows are carried at cost as noted in Note 4, Asset Acquisitions. Outstanding borrowings that qualify as financial instruments are carried at cost, which approximates their fair value as of June 30, 2022 and December 31, 2021.

Equity Method Investments

Equity investments that are not consolidated, but over which the Company exercises significant influence, are accounted for in accordance with ASC 323, “Investments—Equity Method and Joint Ventures” (“ASC 323”). Whether or not the Company exercises significant influence with respect to an investee company depends on an evaluation of several factors including, among others, representation on the investee company’s board of directors and ownership level. An entity is presumptively assumed to have significant influence in a corporation when it holds 20% or more of the voting stock of the investee company, or at a lower level (e.g., 3% to 5%) for entities that track separate members capital accounts.

Under the equity method of accounting, an investee company’s accounts are not reflected within the Company’s condensed consolidated balance sheets and statements of operations; however, the Company’s share of the earnings or losses of the investee company is reflected in the caption “Other income” in the condensed consolidated statements of operations. The Company’s carrying value in an equity method investee company is not reflected in the Company’s condensed consolidated balance sheets as of June 30, 2022 or December 31, 2021 as the carrying value is zero. When the Company’s carrying value in an equity method investee company is reduced to zero, no further losses are recorded in the Company’s condensed consolidated financial statements unless the Company has guaranteed obligations of the investee company or has committed additional funding. When the investee company subsequently reports income, the Company will not record its share of such income until it equals the amount of its share of losses not previously recognized.

Property, Plant and Equipment

Property and equipment are stated at historical cost less accumulated depreciation and accumulated impairment losses, if any. Major expenditures for property and equipment and those that substantially increase useful lives are capitalized. When assets are sold or otherwise disposed of, costs and related accumulated depreciation are removed from the financial statements and any resulting gains or losses are included in general and administrative expenses within our condensed consolidated statements of operations.

The Company provides for depreciation and amortization on property and equipment using the straight-line method to allocate the cost of depreciable assets over their estimated lives as follows:

Office and Computer Equipment	3 years
Furniture and Fixtures	3 years
Leasehold Improvements	Lesser of lease term or estimated life

Internal Use Software

Internal-use software development costs incurred in the preliminary project stage are expensed as incurred; costs incurred in the application and development stage, which meet the capitalization criteria, are capitalized and amortized on a straight-line basis over the estimated useful life of the asset and costs incurred in the post-implementation/operations stage are expensed as incurred. Further, internal and external costs incurred in connection with upgrades or enhancements are also evaluated for capitalization. If the software upgrade results in an additional functionality, costs are capitalized; if the upgrade only extends the useful life, it is expensed as occurred.

Intangible assets

In certain of its CCRAs, the Company makes upfront payments to acquire claims recovery rights from secondary payers, such as health plans, managed service organizations, providers or medical services and independent physicians associations. The Company recognizes intangible assets for costs incurred up front to acquire claims recovery rights from various assignors.

The Company amortizes capitalized costs associated with CCRAs over 8 years, based on the typical expected timing to pursue recovery through litigation, including through potential appeals.

Investment in rights to claim recovery cash flows

As part of the Business Combination, the Company acquired rights to claims recovery cash flows. These assets were determined to be financial instruments under ASC 825. These assets are held at cost. As cash flows are received the Company evaluates, based on the projected cash flows, whether there was an excess of proceeds received (or receivable) over the portion of the financial asset deemed to be recovered. In the case of excess, the Company would recognize the excess as income in the same period and the remainder would

MSP RECOVERY, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

reduce the asset value. In addition, the Company evaluates these assets for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset group are less than the carrying value, a write-down would be recorded to reduce the related asset group to its estimated fair value. There were no impairment indicators in the six months ended June 30, 2022 and 2021.

Leases

Leases entered into by the Company, in which substantially all the benefits and risk of ownership are transferred to the Company, are recorded as obligations under capital leases. Obligations under capital leases, if any, reflect the present value of future lease payments, discounted at an appropriate interest rate, and are reduced by rental payments, net of imputed interest. Assets under capital leases are amortized based on the useful lives of the assets. All other leases are classified as operating leases, and leasing costs, including any rent holidays, leasehold incentives and rent concessions, are recorded on a straight-line basis over the lease term under general and administrative expense in the condensed consolidated statements of operations. See Note 8, Operating Leases, for more information.

Non-controlling Interests

As part of the Business Combination and described in Note 1, Description of Business, the Company became the managing member of MSP Recovery, LLC, which is consolidated as the Company controls the operating decisions of MSP Recovery, LLC. The non-controlling interest relates to the Up-C Units that are convertible into Class A Common Stock of the Company at the discretion of the holder of the Up-C Unit. The Up-C Unit holders retained approximately 99.76% of the economic ownership percentage of the Company as of the Closing Date. The non-controlling interest is classified as permanent equity within the unaudited condensed consolidated balance sheet of the Company. As of June 30, 2022, based on the Class A common stock issuances during the period, the non-controlling interest of Class V shareholders was 97.95%.

Changes in the Company’s ownership interest in MSP Recovery, LLC, due to Class V shareholders converting their shares to Class A, are accounted for as equity transactions. Each issuance of the Company's Class A Common Stock requires a corresponding issuance of MSP Recovery, LLC units to the Company. The issuance would result in a change in ownership and would reduce the balance of non-controlling interest and increase the balance of additional paid-in capital.

Impairment of Long-Lived Assets

The Company evaluates long-lived assets, such as property and equipment, including capitalized software costs, and finite-lived intangibles such as claims recovery rights, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset group are less than the carrying value, a write-down would be recorded to reduce the related asset group to its estimated fair value. There were no impairment indicators in the six months ended June 30, 2022 and 2021.

Claims Recovery

The Company’s primary income-producing activities are associated with the pursuit and recovery of proceeds related to claims recovery rights that the Company obtains through CCRAs, in which it becomes the owner of those rights. As a result, such income is not generated from the transfer of control of goods or services to customers, but from the proceeds realized from perfection of claims recoveries from rights the Company holds outright. The Company also generates revenue by providing claims recovery services to other entities outside of the Company.

Claims recovery income

The Company recognizes claims recovery income based on a gain contingency model – that is, when the amounts are reasonably certain of collection. This typically occurs upon reaching a binding settlement or arbitration with the counterparty or when the legal proceedings, including any appellate process, are resolved.

In some cases, the Company owes an additional payment to the original assignor in connection with the realized value of the recovery right. Claims recovery income is recognized on a gross basis, as the Company is entitled to the full value of proceeds, and makes a payment to the original assignor similar to a royalty arrangement. Such payments to prior owners are recognized as cost of claims recovery in the same period the claims recovery income is recognized.

When the Company becomes entitled to proceeds from the settlement of a claim recovery pursuit or proceeding, it recognizes the amount in accounts receivable.

Claims recovery service income, ASC 606, Revenue from Contracts with Customers

The guidance under ASC 606, Revenue from Contracts with Customers, provides that an entity should apply the following steps: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the entity satisfies a performance obligation.

MSP RECOVERY, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company derives revenues from contracts with customers primarily from claims recovery services arrangements (“claims recovery services”). Claims recovery services include services to related parties or third parties to assist those entities with pursuit of claims recovery rights. The Company has determined it has a single performance obligation for the series of daily activities that comprise claims recovery services, which are recognized over time using a time-based progress measure and are typically based on (1) budgeted expenses for the current month with an adjustment for the variance between budget and actual expenses from the prior month or (2) on a contingent basis dependent on actual settlements or resolved litigation. Amounts estimated and recognized, but not yet fully settled or resolved as part of litigation are recognized as contract assets. There were no contract assets at June 30, 2022 or December 31, 2021, as amounts associated with unresolved litigation were fully constrained.

Claims recovery services are generally paid in advance on a monthly basis. The Company did not recognize any material revenue for the six months ended June 30, 2022 and 2021 for performance obligations that were fully satisfied in previous periods.

For the six months ended June 30, 2022 and 2021, the majority of the Company’s claims recovery service income was related to a servicing agreement with VRM MSP Recovery Partners LLC (“VRM MSP”), which was entered into on March 27, 2018. As part of the Business Combination, the Company acquired rights to cash flows in the assets, after certain required returns to VRM MSP, that had been part of the servicing agreement. As part of this acquisition, the Company will no longer receive service income from this agreement and will instead recognize revenue and reductions in the asset when cash flows are received as outlined in Note 4, Asset Acquisitions.

The Company does not have material unfulfilled performance obligation balances for contracts with an original length greater than one year in any years presented. Additionally, the Company does not have material costs related to obtaining a claims recovery service contract with amortization periods greater than one year for any period presented.

The Company applies ASC 606 utilizing the following allowable exemptions or practical expedients:

•
Exemption to not disclose the unfulfilled performance obligation balance for contracts with an original length of one year or less.
•
Practical expedient to recognize the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset that the entity otherwise would have recognized is one year or less.
•
Election to present revenue net of sales taxes and other similar taxes, if any.
•
Practical expedient not requiring the entity to adjust the promised amount of consideration for the effects of a significant financing component if the entity expects, at contract inception, that the period between when the entity transfers a promised good or service to a customer and when the customer pays for that good or service will be one year or less.

Transfers of Claims Cost Recovery Rights to Others

In some cases, the Company has entered into arrangements to transfer CCRAs or rights to proceeds from CCRAs to other parties. The Company evaluates whether such transfers are sales of nonfinancial assets, sales of future revenues treated as debt, in-kind contributions to equity method investees, or other types of arrangements.

When they are treated as sales of nonfinancial assets, the Company recognizes a gain on the sale when control transfers to the counterparty based on the difference between the fair value of consideration (including cash) received and the recognized carrying value of the CCRAs. In some cases, such sales include variable consideration in the form of payments that will be made only upon achievement of certain recoveries, or based on a percentage of actual recoveries. The Company estimates and constrains the amounts that will ultimately be realized based on these variable payment terms and includes those amounts in the determination of gain or loss; the gain or loss is subsequently updated based on changes in those estimates.

In other cases, such transfers are considered to be sales of future revenue that are debt-like in nature. These arrangements are recognized as debt based on the proceeds received, and are imputed an interest rate based on the expected timing and amount of payments to achieve contractual hurdles. These are subject to revisions of estimates of that timing and amount based on the contractual provisions and the Company’s assumptions from changes in facts and circumstances. Such changes are reflected through revision of the imputed interest rate on a cumulative catch up basis.

Cost of Claims Recoveries

Costs of claims recoveries consist of all directly attributable costs specifically associated with claims processing activities, including contingent payments to assignors (i.e., settlement expenses).

MSP RECOVERY, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Claims amortization expense

Claims amortization expense includes amortization of CCRAs acquired as part of the business combination, shown as Intangibles, net in the condensed consolidated balance sheets, and CCRA intangible assets for which the Company made upfront payments for claims recovery rights. For further details on CCRAs see Note 7, Intangible Assets, Net.

Income Taxes

Our income tax expense, deferred tax assets and liabilities, and reserves for unrecognized tax benefits reflect management’s best assessment of estimated current and future taxes to be paid. As a result of the Business Combination, the Company became the sole managing member of MSP Recovery, LLC, which is treated as a partnership for U.S. federal, state and local income tax purposes. As a partnership, MSP Recovery, LLC is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by MSP Recovery, LLC is passed through to and included in the taxable income or loss of its partners, including MSP Recovery, Inc. The Company is subject to U.S. federal income taxes, in addition to state and local income taxes, with respect to the Company’s allocable share of income of MSP Recovery, LLC.

The Company's deferred tax balances reflect the impact of temporary differences between the carrying amount of assets and liabilities and the Company's tax basis. The balances are stated at the tax rates in effect when the temporary differences are expected to be recovered or settled. The Company reviewed the anticipated future realization of the tax benefit of the Company's existing deferred tax assets and concluded that it is more likely than not that all of the deferred tax assets will not be realized in the future.

Recent Accounting Pronouncements

New Accounting Pronouncements Recently Adopted

ASU 2019-12, Simplifying the Accounting for Income Taxes (Topic 740). In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes (Topic 740). This standard simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in ASC 740 related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The standard also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The standard is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021. The Company adopted this guidance on January 1, 2022 and it had no material impact on our condensed consolidated financial statements.

ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments in this Update provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. This standard is effective for all entities as of March 12, 2020 through December 31, 2022. Early adoption is permitted. The Company adopted this guidance on January 1, 2022 and it had no material impact on our condensed consolidated financial statements.

ASU 2020-06, Debt — Debt With Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity's Own Equity (Subtopic 815- 40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity. On August 5, 2020, the FASB issued ASU 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity. The amendments simplify the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity's own equity. The standard is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021. Early adoption is permitted. The Company adopted this guidance on January 1, 2022 and it had no material impact on our condensed consolidated financial statements.

ASU 2022-03, Fair Value Measurement (Topic 820) - Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. On June 30, 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820) - Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. The amendment clarifies that contractual sale restrictions should not be considered when measuring the equity security's fair value and prohibits an entity from recognizing a contractual sale restriction as a separate unit of account. The standard is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2024. Early adoption is permitted. The Company adopted this guidance in June 2022, which resulted in the Company recognizing the assets acquired as part of the Business Combination at values that were not discounted for contractual sale restrictions, which had a material impact on the Company's condensed consolidated financial statements in relation to the asset acquisitions as noted in Note 4, Asset Acquisitions.

New Accounting Pronouncements Issued but Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases, to increase transparency and comparability among organizations by recognizing right of use assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. In

MSP RECOVERY, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

July 2018, ASU 2018-10, Codification Improvements to ASC 2016-02, Leases, was issued to provide more detailed guidance and additional clarification for implementing ASU 2016-02. Furthermore, in July 2018, the FASB issued ASU 2018-11, Leases: Targeted Improvements, which provides an optional transition method in addition to the existing modified retrospective transition method by allowing a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption. Furthermore, in March 2020, ASU 2020-03, Codification Improvements to Financial Instruments, Leases, was issued to provide more detailed guidance and additional clarification for implementing ASU 2016-02. Additionally, on June 3, 2020, the FASB deferred by one year the effective date of the new leases standard for private companies, private not-for-profits and public not-for-profits that have not yet issued (or made available for issuance) financial statements reflecting the new standard. Furthermore, in June 2020, ASU 2020-05, Revenue from Contracts with Customers and Leases, was issued to defer effective dates of adoption of the new leasing standard for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. The Company is currently evaluating the effect that implementation of this standard will have on the Company’s condensed consolidated operating results, cash flows, financial condition and related disclosures.

ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses. In 2016 and subsequently, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments including subsequent amendments to the initial guidance: ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825. Financial Instruments, ASU 2019-05, Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief, ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments - Credit Losses. ASU 326, and ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures and related amendments require credit losses on financial instruments measured at amortized cost basis to be presented at the net amount expected to be collected, replacing the current incurred loss approach with an expected loss methodology that is referred to as CECL. This ASU is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. The Company is currently evaluating the effect that implementation of this standard will have on the Company’s condensed consolidated operating results, cash flows, financial condition and related disclosures.

Note 3. BUSINESS COMBINATION

On May 23, 2022, MSP Recovery, Inc. consummated the previously announced Business Combination pursuant to the MIPA as noted in Note 1.

As a result of the closing of the Business Combination (the “Closing”), the Company is organized in an “Up-C” structure in which all of the business of Legacy MSP and its subsidiaries is held directly or indirectly by the Company, the Company is the managing member, consolidates Legacy MSP and the Company owns all of the voting economic Class A Units and the Members and their designees own all of the non-voting economic Class B Units in accordance with the terms of the first amended and restated limited liability company agreement of the Company. Each Up-C Unit may be exchanged for either, at the Company’s option, (a) cash or (b) one share of Class A common stock, par value $0.0001, of the Company (“Class A Common Stock”), subject to the provisions set forth in the LLC Agreement. The aggregate consideration paid to the Members (or their designees) at the Closing consisted of (i) 3,250,000,000 Units and (ii) rights to receive payments under the Tax Receivable Agreement. Of the 3,250,000,000 Units, 3,154,473,292 Units were issued in connection with the Closing and 95,526,708 Units were designated to the Company and Opco for cancelation (“Canceled Units”). Since the Closing, the Company has issued 50,022,000 Up-C Units to certain designated persons and intends to further issue shares of Class A Common Stock in respect of transaction-related bonuses or certain other designated persons, which together with the 50,022,000 Up-C Units would be equivalent in number to the Canceled Units.

In connection with the Closing, the Company changed its name from “Lionheart Acquisition Corporation II” to “MSP Recovery, Inc.” The Business Combination is accounted for as a reverse recapitalization in accordance with GAAP. Under this method of accounting, the Company is treated as the acquirer for financial statement reporting purposes. The reverse recapitalization was treated as the equivalent of Legacy MSP issuing stock for the net assets of LCAP, accompanied by a recapitalization. The net assets of LCAP are stated at historical cost, with no goodwill or other intangible assets recorded.

The Company received net proceeds in the business combination transaction of approximately $23.4 million, which includes the restricted cash received as part of FEF shares as defined in Note 16, Derivative Liability. The Company incurred direct and incremental costs of approximately $79.9 million related to the Business Combination, which consisted primarily of investment banking, legal, accounting and other professional fees. These transaction-related costs were recorded as a reduction of additional paid-in capital in the condensed consolidated balance sheets.

Warrants

As part of the business combination transaction, the Company assumed the liability related to the LCAP public warrants ("Public Warrants") of $12.5 million. Pursuant to the terms of the Existing Warrant Agreement, and after giving effect to the issuance of the New Warrants, as defined below, the exercise price of the Public Warrants decreased to $0.0001 per share of Class A Common Stock. During

MSP RECOVERY, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

the period from the Closing Date to June 30, 2022, approximately 7.2 million warrants of the original 11.8 million warrants had been exercised and the fair value of the warrants increased resulting in other expense of $5.4 million for the three months ended June 30, 2022. Following anti-dilution adjustments made in connection with the Business Combination, the Public Warrants have an exercise price of $0.0001 per share, which have become exercisable as of 10 days after closing of the Business Combination, on a cashless basis.

Additionally, in connection with the Business Combination, the Company declared the New Warrant Dividend comprising approximately 1,028 million New Warrants payable to the holders of record of the Class A Common Stock as of the close of business on the Closing Date, after giving effect to the waiver of the right, title and interest in, to or under, participation in any such dividend by the Members, on behalf of themselves and any of their designees. The New Warrants will be exercisable 30 days following the Closing Date until their expiration date, which will be the fifth anniversary of the Closing Date or earlier redemption. The record date for the determination of the holders of record of the outstanding shares of Class A Common Stock entitled to receive the New Warrant Dividend was the close of business on the Closing Date. Pursuant to the terms of the LLC Agreement, at least twice a month, to the extent any New Warrants have been exercised in accordance with their terms, the Company is required to purchase from the MSP Principals, proportionately, the number of Up-C Units or shares of Class A Common Stock owned by such MSP Principal equal to the Aggregate Exercise Price divided by the Warrant Exercise Price in exchange for the Aggregate Exercise Price. The Company determined that the New Warrants instruments meet the equity scope exception in ASC 815 to be classified in stockholders’ equity, and as the repurchase right noted above has a mirrored value designed to offset the New Warrants, if exercised would be an equity only transaction. The New Warrants are each exercisable for one share of Class A Common Stock at an exercise price of $11.50 per share and will be subject to certain anti-dilution adjustments and become exercisable 30 days following the Closing, expiring five years from the date of Closing.

Public Warrants and New Warrants are currently listed on Nasdaq under the symbols “MSPRZ” and “MSPRW,” respectively.

Tax Receivable Agreement

In connection with the Business Combination, the Company also entered into a Tax Receivable Agreement (the “TRA”). Pursuant to the TRA, the Company is required to pay the sellers 85% of the amount of tax benefits that the Company actually realizes as a result of (i) the Company’s direct and indirect allocable share of existing tax basis acquired in the Business Combination, (ii) increases in the Company’s allocable share of existing tax basis and tax basis adjustments that will increase the tax basis of the tangible and intangible assets of the Company as a result of the Business Combination and as a result of sales or exchanges of Up-C Units for cash or shares of Class A Common Stock, and (iii) certain other tax benefits related to entering into the Tax Receivable Agreement, including tax benefits attributable to payments under the Tax Receivable Agreement. As of June 30, 2022, there have been no exchanges of Class V units for Class A common stock of the Company and therefore no TRA liabilities currently exist.

Non-Controlling interest

As a result of the Business Combination, the Company reflects non-controlling interests as a result of the Up-C structure. The Company holds all of the voting Class A Units of Opco, whereas the Members (or their designees) hold all of the non-voting economic Class B Units of Opco (these Class B Units represent the non-controlling interest in the Company). The ownership percentage of Class V Common Stock held in the Post-Combination Company by the Members (or their designees) will be equivalent to the number of Class B Units held in the Company, and as such, reflects the non-controlling interest in the Company, which is equivalent to the Class V Common Stock ownership percentage. See Note 11, Noncontrolling Interest, for more information on ownership interests in the Company.

Note 4. ASSET ACQUISITIONS

On May 23, 2022 as part of the closing of the Business Combination, the Company acquired assets through the issuance of Up-C units. In exchange for approximately 196.6 million Up-C units, the Company acquired CCRAs previously held by Series MRCS LLC, an affiliate of MSP. The CCRAs are included as Intangible Assets, net in the condensed consolidated balance sheet. The CCRAs are held at cost, which was determined using the Closing Date market price of the Company's Class A shares discounted by 4.5% for lack of marketability due to timing before shares are sellable. The CCRAs are treated as finite life intangible assets similar to other CCRAs that the Company has acquired and have a useful life of 8 years. For further details on this CCRA acquisition, see Note 7, Intangible Assets, Net.

Investment in rights to claim recovery cash flows

On May 23, 2022 as part of the closing of the Business Combination, the Company acquired assets through the issuance of Up-C units. In exchange for approximately 356.8 million Up-C units, the Company acquired the rights to receive the distributable net proceeds of a portfolio of claims owned by VRM MSP, a Delaware limited liability company and joint investment vehicle of Virage Recovery Master LP ("VRM") and Series MRCS LLC, an affiliate of MSP (the “Proceeds”). Under this asset acquisition structure, the Company

MSP RECOVERY, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

determined that the arrangements to acquire the rights to proceeds from certain claims recovery rights would be treated as an investment in a financial asset under ASC 825. These rights to cash flows differ from the CCRAs included in Intangibles Assets, net in the condensed consolidated balance sheet as the Company does not hold the rights to the CCRAs, but rather holds the rights to cash flows. The Company has not elected the fair value option and therefore will hold the investment at cost, which was determined using the Closing Date market price of the shares discounted by 4.5% for lack of marketability due to timing before shares are sellable. As cash flows are received, subject to the VRM Full Return, the Company will reduce its investment for realized (or receivable) distributions of net proceeds from this financial instrument in proportion to the amounts received or receivable to management’s estimate of expected net proceeds from the underlying investments, and subject to potential impairment if indicators are present; the excess of proceeds received (or receivable) over the portion of the financial asset deemed to be recovered will be recognized as income in the same period.

At Closing, an additional 65 million Up-C units (the "Reserved Shares") were reserved in escrow for the payment to VRM for the VRM Full Return on or prior to the one-year anniversary of Closing in accordance with a guaranty agreement. Pursuant to which, among other things, if the VRM Full Return (defined below) has not been paid by distribution of recovery proceeds prior to such time, then the Members, along with the Company, will guarantee the payment to VRM of any amount of the VRM Full Return, that remains unpaid at such time, on or prior to the one-year anniversary of the Closing by any of the following means (or any combination thereof): (a) sale of the Reserved Shares, and delivery of the resulting net cash proceeds thereof to VRM, or (b) sale of additional shares of Company Class A Common Stock and delivery of the net cash proceeds thereof to VRM. The “VRM Full Return” means an amount of recovery proceeds distributed (i) first, until VRM received, in the aggregate, a 20% annual compounded return on its contributions to VRM MSP, (ii) second, until VRM received an aggregate amount equal to its contributions to VRM MSP (the aggregate amount of clauses (i) and (ii), collectively, the “VRM Full Return”). The value of the VRM Full Return was $719.4 million as of June 30, 2022. Upon payment of the VRM Full Return, VRM and Series MRCS would assign and transfer to the Company their respective rights to receive all Proceeds. As the Members have guaranteed payment through the Reserved Shares or through conversion and subsequent sale of their Up-C Units, an indemnification asset is included in the condensed consolidated balance sheet for the full value of the VRM Full Return. In addition, as the Company is the primary obligor, the value of the VRM Full Return is included as a guaranty obligation in the condensed consolidated balance sheet.

Note 5. INVESTMENT IN EQUITY METHOD INVESTEES

The Company holds three investments which are accounted for using the equity method: MAO-MSO Recovery II LLC Series PMPI (“Series PMPI”), MAO-MSO Recovery LLC and MAO-MSO Recovery II LLC (both collectively the “MAO-MSO entities”).

Series PMPI is a series entity of MAO-MSO Recovery II LLC. The Company exercises significant influence over the operating and financial activities of Series PMPI, but does not exercise control of the entity. In accordance with Series PMPI’s operating agreement, the controlling member is entitled to a preferred return of 20% per annum (the “Preferred Return”). Once the Preferred Return has been met, the controlling member is entitled to 50% of claims recoveries by PMPI. The noncontrolling member is allocated 100% of the costs of PMPI. Since the Preferred Return exceeds the total members’ equity of PMPI as of both June 30, 2022 and December 31, 2021, the value of the equity method investment in the condensed consolidated balance sheet is $0.

The MAO-MSO entities are Delaware limited liability companies formed as master series entities whose central operations are to form other series legal entities that will hold and pursue claims recovery rights. The MAO-MSO entities are not designed to hold or pursue claims recoveries themselves. The Company holds a 50% economic interest in both entities, and has significant influence through its equity investment, but does not control either entity. As equity method investments, the Company recognizes its proportionate share of net earnings or losses as equity earnings in Other income. The activity of these entities has been insignificant for the six months ended June 30, 2022 and 2021. Since the Company did not make a contribution to the MAO-MSO entities and the entities have recorded losses, the value of the equity method investment in the condensed consolidated balance sheets is $0 as of both June 30, 2022 and December 31, 2021.

Summary financial information for equity accounted investees, not adjusted for the percentage ownership of the Company is as follows (in thousands):

Series PMPI	Revenue	Amortization	Other expenses	Profit (Loss)
For the three months ended June 30, 2022	$—	$500	$—	$(500)
For the six months ended June 30, 2022	$—	$1,000	$—	$(1,000)
For the three months ended June 30, 2021	$—	$500	$—	$(500)
For the six months ended June 30, 2021	$1	$1,000	$—	$(999)

Series PMPI	Total Assets	Total Liabilities
As of June 30, 2022	$4,341	$282
As of December 31, 2021	$5,390	$266

MSP RECOVERY, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of the following (in thousands):

	June 30,	December 31,
	2022	2021
Office and computer equipment	$362	$356
Leasehold improvements	113	113
Internally developed software	1,364	1,020
Other software	67	66
Property, plant and equipment, gross	$1,906	$1,555
Less: accumulated depreciation and amortization of software	(956)	(805)
Property, plant and equipment, net	$950	$750

For the three and six months ended June 30, 2022 and 2021, depreciation expense and amortization expense was $72 thousand and $151 thousand, respectively, and $135 thousand and $167 thousand, respectively.

Note 7. INTANGIBLE ASSETS, NET

During the three months ended June 30, 2022, the Company acquired CCRAs held by Series MRCS LLC, an affiliate of MSP. The assets were acquired through the issuance of equity as part of the Business Combination. The assets are held at cost and treated as a finite intangible asset with a useful life of 8 years, similar to Intangible assets, net.

Intangible assets, net consists of the following (in thousands):

June 30, 2022
CCRAs
Intangible assets, gross	$2,123,007
Accumulated amortization	(27,272)
Net	$2,095,735

December 31, 2021
CCRAs
Intangible assets, gross	$84,955
Accumulated amortization	(737)
Net	$84,218

During the six months ended June 30, 2022, in addition to the CCRAs acquired as part of the Business Combination, the Company also purchased $12.7 million of CCRAs included in Intangible assets, net, of which $2.7 million was paid in cash and $10.0 million was paid through Class A Common Stock issuance. For the CCRAs acquired through equity issuance, the Company is required to provide additional shares or cash if the value of the shares provided is not equal to $10.0 million or greater within 1 year of issuance. As such, the Company recorded a liability of $8.4 million for the difference between $10.0 million and the fair value of the shares at issuance.

For the three and six months ended June 30, 2022 and 2021, claims amortization expense was $23.8 million and $26.5 million, respectively, and $36 thousand and $67 thousand, respectively.

Future amortization for CCRAs is expected to be as follows (in thousands):

Remaining 2022	$132,688
2023	265,376
2024	265,303
2025	265,251
2026	265,251
Thereafter	901,866
Total	$2,095,735

Note 8. OPERATING LEASES

The Company leases office space under a non-cancellable operating lease expiring November 2023. In addition, the Company rents an office space from the Law Firm, which is on a month-to-month basis and therefore is not included in the future minimum lease payments below. Rent expense for the three and six months ended June 30, 2022 and 2021 was $193 thousand and $385 thousand, respectively, and $199 thousand and $404 thousand, respectively.

MSP RECOVERY, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The future minimum lease payments under non-cancelable operating leases as of June 30, 2022 for the next five years and thereafter are as follows (in thousands):

Year Ending December 31,	Lease Payments
Remaining 2022	$115
2023 (1)	217
Total	$332

(1)Operating lease expires before or during the year ending December 31, 2023

Note 9. VARIABLE INTEREST ENTITIES

The Company evaluates its ownership, contractual, and other interests in entities to determine if they are VIEs, if the Company has a variable interest in those entities, and the nature and extent of those interests. These evaluations are highly complex and involve management judgment and the use of estimates and assumptions based on available historical information, among other factors. Based on its evaluations, if the Company determines it is the primary beneficiary of such VIEs, it consolidates such entities into its financial statements. VIEs information below is presented on aggregate basis based on similar risk and reward characteristics and MSP’s involvement with the VIEs.

Investments in unconsolidated Variable Interest Entities

The Company is involved with VIEs in which it has investments in equity but does not consolidate because it does not have the power to direct the activities that most significantly impact their economic performance and thus is not considered the primary beneficiary of the entities. Those VIEs are reflected as equity method investments.

Total assets and liabilities for these VIEs were $4.3 million and $0.3 million, respectively, at June 30, 2022 and $5.4 million and $0.3 million, respectively, at December 31, 2021.

Generally, MSP's exposure is limited to its investment in those VIEs (see Note 5, Investment in Equity Method Investees). For MAO-MSO Recovery II, LLC and Series PMPI, MSP may be exposed to providing additional recovery services at its own cost if recovery proceeds allocated to it are insufficient to recover the costs of those services. MSP does not have any other exposures or any obligation to provide additional funding.

Note 10. CLAIMS FINANCING OBLIGATIONS AND NOTES PAYABLE

Based on claims financing obligations and notes payable agreements, as of June 30, 2022 and December 31, 2021, the present value of amounts owed under these obligations were $222.7 million and $201.4 million, respectively, including unpaid interest to date of $111.3 million and $94.5 million, respectively. The weighted average interest rate is 22% based on the current book value of $222.7 million with rates that range from 2% to 30%. The Company is expected to repay these obligations from cash flows from claim recovery income.

As of June 30, 2022, the minimum required payments on these agreements are $384.8 million with $134.3 million of the required payments being non-recourse. Certain of these agreements have priority of payment regarding any proceeds until full payment of the balance due is satisfied. However, in some cases, to the extent that, upon final resolution of the claims, the investors receive from proceeds an amount that is less than the agreed upon return, the investors have no recourse to recover such deficit from the Company. Certain of these agreements fall under ASC 470 for the sale of future revenues classified as debt. The maturity of the commitments range from the date sufficient claims recoveries are received to cover the required return or in some cases by 2031.

Also, during 2020, the Company obtained funds under the Paycheck Protection Program (the “PPP Loan”) in the amount of $1,086 thousand. Since the amount must be repaid unless forgiven in accordance with the Paycheck Protection Program, the Company accounted for the funds as debt under ASC 470. As of December 31, 2021, the total amount of the PPP Loans have been forgiven.

Note 11. NONCONTROLLING INTEREST

The non-controlling interest balance primarily represents the Up-C Units of the Company held by the Members. The following table summarizes the ownership of Units in the Company as of June 30, 2022:

	Common Units	Ownership Percentage
Ownership of Class A Common Units	66,051,029	2.1%
Ownership of Class V Common Units	3,154,473,292	97.9%
Balance at end of period	3,220,524,321	100.0%

The non-controlling interest holders have the right to exchange Up-C Units, at the Company's option, for (i) cash or (ii) one share of Class A Common Stock, subject to the provisions set forth in the LLC Agreement. As such, future exchanges of Up-C Units by non-controlling interest holders will result in a change in ownership and reduce or increase the amount recorded as non-controlling interest and increase or decrease additional paid-in-capital or retained earnings when the Company has positive or negative net assets, respectively. As of June 30, 2022, none of the Members has exchanged any Up-C Units.

MSP RECOVERY, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In addition to the non-controlling interest related to Up-C Units, the Company also has non-controlling interests related to MAO-MSO Recovery LLC Series FHCP (“FHCP”), which is a non-wholly owned subsidiary of MSP Recovery, LLC. In accordance with FHCP’s operating agreement, the noncontrolling member is entitled to a preferred return of 20% per annum (the “Preferred Return”). Once the Preferred Return has been met, the noncontrolling member is entitled to 80% of claims recoveries by FHCP. The controlling member is allocated 100% of the costs of FHCP. Since the Preferred Return exceeds the total members’ equity of FHCP as of June 30, 2022 and December 31, 2021, the non-controlling interest also includes $4.3 million representing the entire members’ equity of FHCP.

Note 12. COMMITMENTS AND CONTINGENCIES

The Company is subject to certain legal proceedings, claims, investigations, and administrative proceedings in the ordinary course of its business. The Company records a provision for a liability when it is both probable that the liability has been incurred and the amount of the liability can be reasonably estimated. These provisions, if any, are reviewed and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. Depending on the nature and timing of any such proceedings that may arise, an unfavorable resolution of a matter could materially affect the Company’s future consolidated results of operations, cash flows or financial position in a particular period. As of June 30, 2022, there was no material pending or threatened litigation against us.

The Company pursues claims recoveries through settlement, arbitration and legal proceedings. The accounting policy for these activities is discussed under Claims recovery income in Note 2, Basis of presentation and summary of significant accounting policies.

Approximately 88% of the Company's expected recoveries arise from claims being brought under the Medicare Secondary Payer Act. This law allows the Company to pursue recoveries against primary payers for reimbursement of medical expenses that the Company's assignors paid for when primary payers (i.e. liability insurers) were responsible for payment. The Repair Abuses of MSP Payments Act ("RAMP Act") introduced to the U.S. House of Representatives in June 2022 seeks to repeal the private cause of action under the Medicare Secondary Payer Act – a fundamental component of how the Company is able to calculate damages. The Medicare Secondary Payer Act’s private cause of action incentivizes private parties, such as MSP Recovery, to pursue reimbursement of conditional payments by rewarding them with double damages. The repeal of the private cause of action would remove the possibility of recovering double damages. If the Medicare Secondary Payer Act is substantially changed or repealed, or if the RAMP Act were enacted to apply retroactively, it could significantly reduce the Company's potential recoveries and have a material adverse effect on its business, financial condition and results of operations.

Note 13. RELATED PARTY

Loan from related parties

During the three months ended June 30, 2022, the Company issued an unsecured promissory note in an aggregate principal amount of $112.8 million (the “Promissory Note”) to John H. Ruiz and Frank C. Quesada, the Company’s Chief Executive Officer and director and Chief Legal Officer and director, respectively (collectively, the “MSP Principals”), to provide operating cash to the Company. The Promissory Note bears interest at an annual rate of 4%, payable in kind, and will mature on the four year anniversary of the issuance. The Promissory Note is payable by the Company at any time, without prepayment penalties, fees, or other expenses.

A portion of the proceeds under the Promissory Note in an amount equal to $36.5 million was advanced to the Law Firm, an affiliate of certain Members, for certain operating expenses as contemplated by the Legal Services Agreement. This amount is reflected in prepaid expenses and other current assets within the condensed consolidated balance sheets and had a balance of $36.5 million as of June 30, 2022. The payments of Law Firm expenses is reflected in Professional fees - legal within the condensed consolidated statement of operations.

MSP RECOVERY, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Legal Services – MSP Recovery Law Firm

Certain Company entities have previously entered into legal services agreements (the “Existing LSAs”) with the Law Firm, an affiliate of certain Members, for the recovery of claims. Pursuant to the terms of the Existing LSAs, the Law Firm provides the Company with investigation, case management, research and legal services in the pursuit of recovery of claims in exchange for a portion of the recovered proceeds relating to such claims. The Existing LSAs also provide that the Law Firm serves as exclusive lead counsel for any litigation relating to such claims. As of June 30, 2022 and December 31, 2021, $0.1 million and $5.5 million, respectively, was due to the Law Firm and included in the condensed consolidated balance sheets in Affiliate Payable. For the three and six months ended June 30, 2022, $27 thousand and $31 thousand, respectively was included in Professional fees - legal for expenses related to the Law Firm in the condensed consolidated statements of operations. For the three and six months ended June 30, 2021, the amounts were de minimus. For the three and six months ended June 30, 2022, $231 thousand and $271 thousand, respectively, were included in cost of claims recoveries for expenses related to the Law Firm in the condensed consolidated statements of operations. For the three and six months ended June 30, 2021, no amounts were included cost of claims recoveries for expenses related to the Law Firm in the condensed consolidated statements of operations.

The Law Firm may also collect and/or hold cash on behalf of the Company in the ordinary course of business. As of June 30, 2022 and December 31, 2021, $1.8 million and $3.4 million, respectively, was due from the Law Firm and included in the condensed consolidated balance sheets in Affiliate Receivable. In addition, the Company rents office space from the Law Firm as discussed in Note 8, Operating Lease.

For the three and six months ended June 30, 2022, the Company issued 8,022,000 Class A common stock shares to Law Firm employees, which was deemed to be share based compensation. As such $20.1 million of expense was included within Professional fees - legal for expenses related to the Law Firm in the condensed consolidated statements of operations.

MSP Recovery Aviation, LLC

The Company may make payments related to operational expenses on behalf of its affiliate, MSP Recovery Aviation, LLC (“MSP Aviation”). MSP Recovery Aviation, LLC was created to provide aircraft rental to third party customers and the Company. The Company has made payments in the periods of the financial statements only related to specifically billed flights and these rates are at or below the market rate for such services. As of June 30, 2022 and December 31, 2021, $195 thousand and $153 thousand was due from MSP Aviation and included in the condensed consolidated balance sheets in Affiliate Receivable. For the three and six months ended June 30, 2022, $156 thousand and $250 thousand, respectively was included in General and administrative expenses related to MSP Aviation in the condensed consolidated statements of operations. For the three and six months ended June 30, 2021, the amounts were de minimus.

Funds held for other entities

The Company may collect and/or hold cash on behalf of its affiliates in the ordinary course of business. As of June 30, 2022 and December 31, 2021, $20.1 million and $39.7 million was due to affiliates of the Company and included in the condensed consolidated balance sheets in Affiliate Payable. These amounts were primarily due to Series MRCS LLC, an affiliate of MSP, and will be repaid either through excess cash flows from operations or other financing. During the year ended December 31, 2021, the Company also entered into a note payable with Series MRCS as outlined in Note 7, Intangible Assets, Net. As of June 30, 2022 and December 31, 2021, the balance of the note payable was $0.5 million and included in the condensed consolidated balance sheets in Claims financing obligation and notes payable.

As of December 31, 2021, $0.4 million was due to MSP National, LLC from Series MRCS LLC and as of June 30, 2022 and December 31, 2021, there were additional receivables from other affiliates of $130 thousand and $92 thousand, respectively. These were included in the condensed consolidated balance sheets in Affiliate Receivable.

VRM

Historically, MSP Recovery, LLC has received claims recovery service income for services provided to VRM. The Company concluded that VRM is a related party due to ownership interests in the entity held by Series MRCS LLC, an affiliate of MSP. During the three and six months ended June 30, 2022 and 2021, $3.2 million and $10.6 million, respectively, and $2.6 million and $5.3 million, respectively, of claims recovery service income was received from VRM as part of the servicing agreement and was included in the condensed consolidated statements of operations.

MSP RECOVERY, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 14. INVESTMENTS IN EQUITY SECURITIES AND OBLIGATIONS TO DELIVER SECURITIES

The Company had an outstanding obligation to provide equity securities (a “short position”) as of December 31, 2020. The short position was classified as a liability, marked-to-market and was evaluated at Level 1 for fair value. During the three and six months ended June 30, 2021, the Company covered its short position by acquiring 100,000 equity shares of a publicly traded U.S. company for $1.8 million, recognizing a realized loss of $193 thousand in Other income, net in the condensed consolidated statements of operations. As of June 30, 2022 and December 31, 2021, the Company had no investments in equity securities.

Note 15. NET LOSS PER COMMON SHARE

Basic earnings per share of Class A common stock is computed by dividing net income attributable to common shareholders by the weighted-average number of shares of Class A common stock outstanding during the period. Diluted earnings per share of Class A common stock is computed by dividing net income attributable to common shareholders adjusted for the assumed exchange of all potentially dilutive securities, by the weighted-average number of shares of Class A common stock outstanding adjusted to give effect to potentially dilutive elements. Diluted loss per share for all period presented is the same as basic loss per share as the inclusion of the potentially issuable shares would be anti-dilutive.

Prior to the Business Combination, the equity structure of MSP Recovery, LLC included units which shared in the profits and losses of MSP Recovery, LLC. In reviewing the calculation of earnings per unit for periods prior to the Business Combination, the Company concluded that it resulted in values that would not be meaningful to the users of the unaudited condensed consolidated financial statements. As such, earnings per share information for the three and six months ended June 30, 2021 has not been presented. The basic and diluted earnings per share for the three and six months ended June 30, 2022 represent income (loss) from only the period from the Closing Date to June 30, 2022 for the Company.

The following table sets forth the computation of basic and diluted earnings per share of Class A common stock:

(in thousands except shares and per share amounts)	Three months ended June 30, 2022	Six months ended June 30, 2022
Numerator - basic and diluted:
Net loss	$(77,124)	$(91,015)
Less: Net (income) loss attributable to MSP Recovery, LLC pre Business Combination	14,748	28,639
Less: Net (income) loss attributable to the noncontrolling interest post Business Combination	$61,088	$61,088
Net loss attributable to common shareholders	$(1,288)	$(1,288)
Denominator - basic and diluted:
Weighed-average shares of Class A common stock outstanding	13,607,255	13,607,255

Earnings per share of Class A common stock - basic and diluted	$(0.09)	$(0.09)

Shares of the Company’s Class V common stock do not participate in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class V common stock under the two-class method has not been presented.

MSP RECOVERY, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In the calculation for earnings per share for the three and six months ended June 30, 2022, the Company excluded from the calculation of diluted earnings per share 3,154,473,292 shares of Class V common stock, 4,622,964 Public Warrants outstanding, and 1,028,046,326 shares of New Warrants outstanding because their effect would have been anti-dilutive.

Note 16. DERIVATIVE LIABILITY

As noted in Note 1, the Company and CF entered into an agreement for an OTC Equity Prepaid Forward Transaction (the “Transaction”). Pursuant to the terms of the Transaction, CF agreed to (a) transfer to the Company for cancellation any warrants to purchase shares received as a result of being the stockholder of record of a share as of the close of business on the closing date of the Business Combination, pursuant to the previously announced and declared LCAP dividend and (b) waive any redemption right that would require the redemption of the Subject Shares (as defined below) in exchange for a pro rata amount of the funds held in LCAP’s trust account.

At closing of the Business Combination, the Company transferred from the trust account to an escrow account an amount equal to (a) the aggregate number of such Subject Shares (approximately 1.1 million shares), multiplied by (b) the per share redemption price for shares out of the trust account, as a prepayment to CF of the amount to be paid to CF in settlement of the Transaction for the number of shares owned by CF at the closing of the Business Combination (the “FEF Shares”).CF may sell the Subject Shares at its sole discretion in one or more transactions, publicly or privately. Any such sale shall constitute an optional early termination of the Transaction upon which (a) CF will receive from the escrow account an amount equal to the positive excess, if any, of (x) the product of the redemption price and the aggregate number of shares over (y) an amount equal to the proceeds received by CF in connection with sales of the shares, and (b) the Company will receive from the escrow account the amount set forth in (y) above.

The Company concluded that the instrument includes an embedded derivative for the change in value of the Company's Class A common stock and as such, at the end of each period the Company will mark to market the shares through booking a derivative liability/asset. The calculation of the derivative liability/asset would be the difference between the restricted cash and current fair value of the outstanding FEF shares (number of FEF shares multiplied by market price of the Company's Class A common stock as of period end). As of June 30, 2022, CF had not sold any FEF shares. The aggregate purchase price of $11.4 million is reflected in restricted cash with the fair value of the shares of $2.4 million included as Class A common stock subject to possible redemption within temporary equity and the derivative liability of $9.0 million reflected in current liabilities in the condensed consolidated balance sheets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MSP RECOVERY INC.’S MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information that MSP’s management believes is relevant to an assessment and understanding of MSP’s consolidated results of operations and financial condition. The discussion should be read together with “Selected Historical Combined and Consolidated Financial and Operating Data of MSP” and the historical audited annual combined and consolidated financial statements as of and for the years ended December 31, 2021 and 2020 included in the S-1 Registration Statement filed on July 7, 2022 with the Securities and Exchange Commission (the “SEC”), and our condensed consolidated financial statements and the related notes and other information included elsewhere in this Quarterly Report on Form 10-Q (the “Form 10-Q”). Unless the context otherwise requires, all references in this subsection to “We”, “the Company” or “MSP” refers to the business of the MSP Companies prior to the consummation of the Business Combination, which will be the business of the Post-Combination Company and its subsidiaries following the consummation of the Business Combination. This discussion may contain forward-looking statements based upon MSP’s current expectations, estimates and projections that involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements due to, among other considerations, the matters discussed under “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements.”

Cautionary Note Regarding Forward-Looking Statements

This Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements may generally be identified by the use of words such as "anticipate," "believe," "expect," "intend," "plan" and "will" or, in each case, their negative, or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts, including for example guidance for 2022 portfolio recovery and revenue. By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. As a result, these statements are not guarantees of future performance or results and actual events may differ materially from those expressed in or suggested by the forward-looking statements. Any forward-looking statement made by MSP Recovery herein speaks only as of the date made. New risks and uncertainties come up from time to time, and it is impossible for MSP to predict or identify all such events or how they may affect it. MSP has no obligation, and does not intend, to update any forward-looking statements after the date hereof, except as required by federal securities laws. Factors that could cause these differences include, but are not limited to, MSP’s ability to capitalize on its assignment agreements and recover monies that were paid by the assignors; litigation results; the validity of the assignments of claims to MSP; the ability to successfully expand the scope of MSP’s claims or obtain new data and claims from MSP’s existing assignor base or otherwise; MSP’s ability to innovate and develop new solutions, and whether those solutions will be adopted by MSP’s existing and potential assignors; negative publicity concerning healthcare data analytics and payment accuracy; and those other factors included in MSP’s Quarterly Reports on Form 10-Q and other reports filed by it with the SEC. These statements constitute the Company's cautionary statements under the Private Securities Litigation Reform Act of 1995.

Our Business

We are a leading healthcare recoveries and data analytics company. We focus on the Medicare, Medicaid and commercial insurance spaces. We are disrupting the antiquated healthcare reimbursement system, using data and analytics to identify and recover improper payments made by Medicare, Medicaid, and Commercial Health Insurers.

Medicare and Medicaid are payers of last resort. Too often, they end up being the first and only payers, because the responsible payer is not identified or billed. Because Medicare and Medicaid pay a far lower rate than what other insurers are often billed, this costs the healthcare system (and the supporting taxpayers) tens of billions of dollars a year in improper billing and lost recoveries. By discovering, quantifying and settling the billed-to-paid gap on a large scale basis, MSP is positioned to generate meaningful annual recovery revenue at high profit margins.

Our access to large volumes of data, sophisticated data analytics and a leading technology platform provide a unique opportunity to discover and recover claims. We have developed over 1,400 proprietary algorithms which help identify billions in waste, fraud and abuse in the Medicare, Medicaid, and Commercial Health Insurance segments. Our deep team of data scientists and medical professionals analyze historical medical claims data to identify recoverable opportunities. Once these potential recoveries are reviewed by our team, they are aggregated and pursued. Through federal statutory law and a series of legal cases and precedents, we believe we have an established basis for future recoveries.

We differ from some of our competitors because we receive our recovery rights through irrevocable assignments of claims. When we are assigned these rights, we take on a risk that our competitors do not. Rather than provide services under a third-party vendor services contract, we receive the rights to certain recovery proceeds from our Assignors’ claims (and, in many cases, actually take assignment of the claims themselves, which allow us to step into the Assignors' shoes). In the instances where we take claims by assignment, we have total control over the direction of the litigation. We would be the plaintiff in any action filed and would have total control over the direction of the lawsuit. By receiving claims through assignment, we can pursue additional recoveries under numerous legal theories that our competitors cannot. In the cases where we take claims by assignment, we typically agree that 50% of the recoveries generated by those claims is paid to the applicable Assignor. In the cases where we do not take claims by assignment, we typically would still be entitled to receive 50% of the recoveries generated by those claims, subject to certain expenses. Although we typically own assigned claims, for a significant portion of assigned claims our ability to pursue recoveries depends on our ongoing access to data through data access rights granted to us. In these cases, termination of such health care data access would affect our ability to generate recoveries on those claims.

Our current portfolio has scaled significantly. We are entitled to a portion of any recovery rights associated with approximately $1,553 billion in Billed Amount (and approximately $370 billion in Paid Amount), which contains approximately $88 billion in Paid Value of Potentially Recoverable Claims, as of June 30, 2022. We are typically entitled to 50% of recovery rights pursuant to our CCRAs but in certain cases we have also purchased from our Assignors, from time to time, rights to 100% of the recovery. We believe it would take any competitor a long time to amass the portfolio of claims rights currently owned by us due, among things, to the volume of our claims data retained and strength of our data analytics, which we believe are key to attracting counterparties willing to assign claims to us.

Our Business Model

Recovery Model

In our current business model, we receive irrevocable assignments of health claims recovery rights through Claims Cost Recovery Agreements (“CCRA”) from a variety of sources including, but not limited to, MAOs, MSOs, HMOs, Hospitals, and other at risk entities. Prior to executing a CCRA, we utilize our proprietary internal data analytics platform to review the set of claims and identify claims with probable recovery paths.

Once claims have been assigned, our data analysts run proprietary algorithms to identify potential recoveries. Results are then analyzed by our internal Medical Team. Each claim is then reviewed on an individual basis to ensure that the identified claim can be pursued. We contract with the Law Firm and various other firms across the country. After the Data and Medical teams review the claims, they are aggregated and ready to be pursued through the legal system. The Law Firm then reaches out to the liable parties to pay the amounts that are owed. Prior to litigation, there is an incentive for the primary insurer to settle. If legal action is required for recovery from primary insurers, claimholders are entitled to “double damages” under the Medicare Secondary Payer Act.

We are engaged on an Assignor by Assignor basis. As compensation for identifying and pursuing the assigned claims, under our typical assignment arrangement, our Assignors assign a percentage, typically 50%, of the net proceeds of any recovery made on the assigned claims. In some instances, we may purchase outright an Assignor’s recovery rights and, in such an instance, we are entitled to the entire recovery. In some cases, we have entered into arrangements to transfer CCRAs or rights to proceeds from CCRAs to other parties. Such sales include variable consideration in the form of payments that will be made only upon achievement of certain recoveries or based on a percentage of actual recoveries.

We have yet to generate substantial revenue from the Recovery Model. To date, the majority of our revenue has been generated by claims recovery services which are either performance-based or fee for service arrangements as described below.

Chase to Pay

Over time, we plan to pivot the business to the “Chase to Pay” model. Chase to Pay is a real-time analytics driven platform that identifies the proper primary insurer at the point of care. Chase to Pay is intended to plug into the real-time medical utilization platforms used by providers at the points of care. Rather than allow an MAO to make a wrongful payment whereby we need to chase down the Primary Payer and collect a reimbursement for the MAO, Chase to Pay is intended to prevent the MAO from making a wrongful payment and ensures that the correct payer pays in the first instance. Furthermore, the Primary Payer typically will make payments at a higher multiple than the MAO would have paid, and MSP will be entitled to receive its portion of the recovery proceeds on the amounts paid by the Primary Payer.

As Chase to Pay works at the point of care, it is expected to decrease legal costs of recovery. As a result, Chase to Pay would improve the net recovery margin as the recovery multiple grows and variable legal costs to recover decline.

We have yet to generate revenue from this model, nor have we executed any agreements with customers to date. We are currently in the process of determining the pricing and form of these arrangements. As part of our “Chase to Pay” model, we launched LifeWallet in January 2022, a platform powered by our sophisticated data analysis, designed to locate and organize users’ medical records, facilitating efficient access to enable informed decision-making and improved patient care.

Claims Recovery Services

We also recognize claims recovery service revenue from our services to customers to assist those entities with the pursuit of claims recovery rights. We provide services to other parties in identifying recoverable claims as well as provide data matching and legal services. Under our claims recovery services model, we do not own the rights to claims but provide our services for a fee based on budgeted expenses for the month with an adjustment for the variance between budget and actual expense from the prior month.

We are party to that certain Recovery Services Agreement (the “MSP RH Series 01 Recovery Services Agreement”), dated as of October 23, 2020, by and between MSP Recovery Holdings Series 01, LLC (“MSP RH Series 01”) and MSP Recovery, LLC, pursuant to which MSP Recovery will provide services including identifying, processing, prosecuting and recovering money for certain claims of MSP RH Series 01. In return for these services, MSP RH Series 01 paid a one-time fee of approximately $7.2 million and has agreed to pay annual service fees of approximately $3.0 million commencing January 1, 2021, subject to adjustment based on the aggregate value of claims of MSP RH Series 01 that is subject to the MSP RH Series 01 Recovery Services Agreement.

The fees received pursuant to this agreement are related to expenses incurred and are not tied to the Billed Amount or potential recovery amounts. Although we believe our future business to be highly tied to the Recovery Model and Chase to Pay, we will continue to enter into these contracts as the market dictates.

Key Factors Affecting Our Results

Our Claims Portfolio

We differ from some of our competitors because we receive our recovery rights through irrevocable assignments. When we are assigned these rights, we take on the risk that such claims may not be recoverable. We are entitled to a portion of any recovery rights associated with approximately $1,553 billion in Billed Amount (and approximately $370 billion in Paid Amount), which contained approximately $88 billion in Paid Value of Potentially Recoverable Claims, as of June 30, 2022. We are typically entitled to 50% of recovery rights pursuant to our CCRAs but in certain cases we have also purchased from our Assignors, from time to time, rights to 100% of the recovery. By discovering, quantifying, and settling the gap between Billed Amount and Paid Amount on a large scale, we believe we are positioned to generate substantial annual recovery revenue at high profit margins for our assigned claims. In litigation, we have a competitive advantage by our experienced management and legal teams. While our model of being assigned the claim rights allows us the flexibility to direct the litigation and potentially generate higher margins, we have, on an opportunistic basis, paid the Assignor an upfront purchase price for these rights.

To date, we have not generated substantial revenue from our claims portfolio, and our business model is dependent of achieving revenue from this model in the future. If we are unable to recover the upfront purchase price from the assigned claims or the investments we have made in pursuing recoveries, it would have an adverse effect on our profitability and business.

Our potential claims recovery revenue in a given period will be impacted by the amount of claims we review and ultimately pursue. The number of claims that we review is driven by the claims we receive through assignment. As we are assigned more claims, we can review the claims and identify additional recoveries. To expand our Assignor base and obtain more claims, we plan to implement new strategies to secure new Assignors. These strategies will include a platform to educate potential Assignors about our company, making strategic business partnerships, potential mergers, acquisitions of personnel, as well as other marketing strategies. Our Assignors have grown from 32 in 2015, to 105 in 2018, to 123 in 2019, to 134 in 2020 and over 150 Assignors to date. If we are unable to continue to attract new Assignors to our platform, this could adversely affect future profitability.

In addition to obtaining new claims, our ability to collect on identified claims on our estimated multiples is key to our future profitability. Per the Medicare Secondary Payer Act, we are entitled to reasonable and customary rates. Under existing statutory and case law, the private cause of action under the Medicare Secondary Payer Act permits an award of double damages when a primary plan fails to provide for primary payment or appropriate reimbursement. In addition to double damages, MSP is entitled to interest from Primary Payers on any amounts owed. Federal law also provides express authority to assess interest on Medicare Secondary Payer debts. Further, the Medicare, Medicaid and SCHIP Extension Act (“MMSEA”) requires defendants and healthcare providers to report certain settlements with Medicare beneficiaries. The MMSEA statute includes a $1,000 per day, per claim penalty for inaccurate or untimely reporting.

As a result, we are able to pursue double damages, interest, and applicable penalties for non-compliance from Primary Payers in our Medicare Secondary Payer Act-related recoveries. We can recover these amounts under either the Recovery Model or the Chase to Pay Model. Federal law also expressly provides MAOs with the right to charge providers for the Billed Amount when auto insurer liability exists. Per the terms of various legal services agreements that MSP has with the Law Firm, for legal services provided, the Law Firm would receive a percentage of the total claim recovery which would include double damages and additional penalties. In the near term, we believe our claims portfolio can achieve a 1.9x Recovery Multiple. As we continue to expand our claims portfolio and data matching capabilities, we believe we can reach up to 2.9x Recovery Multiple. Our ability to pursue double damages may be impacted by the Repair Abuses of MSP Payments Act (“RAMP Act”) as disclosed in Note 12, Commitments and Contingencies.

Our claims recovery revenue is typically recognized upon reaching a binding settlement or arbitration with the counterparty or when the legal proceedings, including any appellate process, are resolved. A decrease in the willingness of courts to grant these judgments, a change in the requirements for filing these cases or obtaining these judgments, or a decrease in our ability to collect on these judgments could have an adverse effect on our business, financial condition and operating results. Of our Property & Casualty portfolio as of June 30, 2022, approximately 76% of claims are already in the recovery process, which are claims where either the recovery process has been initiated, data has been collected and matched or resolution discussions are in process.

Key Performance Indicators

To evaluate our business, key trends, risks and opportunities, prepare projections, make strategic decisions and measure our performance, we track several key performance indicators (“KPIs”). As our company has yet to achieve significant revenues and the drivers of expected revenues require significant lead time before revenue can be generated, MSP’s management utilizes KPIs to assist in tracking progress and believes such KPIs are useful in evaluating the performance of our business, in addition to our financial results prepared in accordance with GAAP. The KPIs are Total Paid Amount, Paid Value of Potentially Recoverable Claims, Recovery Multiple and Penetration Status of Portfolio.

Total Paid Amount: Total Paid Amount represents the total within the claims portfolio of the amount actually paid to the provider from the health plan, including incorporation of capitated amounts. As we continue to expand, we anticipate our revenue growth will be greatly dependent on our ability to increase the Total Paid Amount and, correspondingly, the Paid Value of Potentially Recoverable Claims, in our portfolio. Management believes this metric is a useful measure to investors and is useful in managing or monitoring company performance because we view an increase in Paid Amount as a positive indicator as it should provide the Company with the ability to increase the Paid Value of Potentially Recoverable Claims. Conversely, a decrease would produce a diminishing expectation of the Paid Value of Potentially Recoverable Claims.

Paid Value of Potentially Recoverable Claims: The Paid Value of Potentially Recoverable Claims (“PVPRC”) represents the cumulative Paid Amount of potentially recoverable claims. We analyze our claims portfolio and identify potentially recoverable claims using MSP proprietary algorithms that comb through historical paid claims data and search for possible recoveries based on our approximately 600 Funnels and 1,100 Layers. The PVPRC is a measure of the actual Paid Amount that has been paid to providers in respect of those potentially recoverable claims. Management believes this measure provides a useful baseline for potential recoveries, but it is not a measure of the total amount that may be recovered in respect of potentially recoverable claims, which in turn may be influenced by any applicable potential statutory recoveries such as double damages or fines, as described below. We believe our ability to generate future claims recovery income is largely dependent on our ability to accurately identify potentially recoverable claims through our data analytics and ultimately recover on these claims. Management believes this metric is a useful measure to investors and in managing or monitoring company performance because we view an increase in PVPRC as a positive indicator as it should provide the Company with the ability to increase claims recovery income and otherwise shows growth.

Billed Value of Potentially Recoverable Claims: Billed Value of Potentially Recoverable Claims (“BVPRC”) represents the cumulative Billed Amount of potentially recoverable claims. We analyze our claims portfolio and identify potentially recoverable claims using MSP proprietary algorithms that comb through historical paid claims data and search for possible recoveries based on our approximately 600 Funnels and 1,100 Layers. For a majority of our claims, the Company believes it has the ability to recover in excess of the Paid Amount by collecting the Billed Amount plus interest plus double damages under applicable law. Under existing statutory and case law, the private cause of action under the Medicare Secondary Payer Act permits an award of double damages when a primary plan fails to provide for primary payment or appropriate reimbursement. Federal law expressly provides MAOs with the right to charge providers for the Billed Amount when auto insurer liability exists. We believe our ability to generate future claim recovery income is largely dependent on our ability to accurately identify potentially recoverable claims through our data analytics and ultimately recover on these claims. Management believes this metric is a useful measure to investors and in managing or monitoring company performance because we view an increase in BVPRC as a positive indicator as it should provide the Company with the ability to increase claims recovery income and otherwise shows growth.

Recovery Multiple: The Recovery Multiple is the amount of income of any generated claims recovery income obtained by the Company in respect of any claims as compared to the Paid Amount of those claims (e.g., on a $600 recovery, if the paid amount for said claim was $100, the Recovery Multiple is 6x). For these purposes, we record values under the Recovery Multiple only once we have recorded claims recovery income either through the receipt of cash or recognition of accounts receivable on the claims. Management believes this metric is useful to investors and is useful in managing or monitoring company performance because the Recovery Multiple provides a measure of the Company’s ability to recover on its claims recovery rights. A Recovery Multiple above 1x would illustrate the Company’s ability to collect in excess of the Paid Amount. MSP has entered into settlement agreements to recover amounts in excess of the paid amount. In MSPA Claims 1, LLC v. Ocean Harbor Cas. Ins. Co., Case No. 2015-1946-CA-01, MSP was granted class certification and obtained approval of a class action settlement agreement, pursuant to which, subject to certain time and threshold limitations, Ocean Harbor has agreed to pay more than the Medicare Fee-for-Service Schedule Rate by 3.5 times, for Medicare Part A emergency services and Medicare Part D claims, and by 1.6 times, for Medicare Part A non-emergency services, claims for MRI services and Medicare Part B claims. In MSP Recovery Claims, Series LLC v. Horace Mann Insurance Company, Case No. 1:20-cv-24419, we entered into a settlement agreement with Horace Mann in which Horace Mann has agreed to pay matched claims according to applicable commercial rates, subject to the assertion of certain agreed-upon defenses. We believe the difference between the Paid Amount of claims in that case and commercial rates would generally be between 4 to 6 times. To date, because actual recoveries have been limited, this measure has had limited utility in historical periods. However, management believes this measure will become more meaningful during 2022 and beyond to the extent the Company begins to report actual increases in recoveries during those periods. As of June 30, 2022, the Company has obtained settlements with two counterparties where the Recovery Multiple would be in excess of the Paid Amount. However, the settlement amounts have not been finally tabulated and therefore do not provide a large enough sample to be statistically significant and are therefore not shown in the table. Because the Recovery Multiple is based on actual recoveries, this measure is not based on the Penetration Status of Portfolio, as described below.

Penetration Status of Portfolio: Penetration Status of Portfolio provides a measure of the Company’s recovery efforts by taking into account the current stages of recovery of claims in the portfolio and tying it in with the estimated market share of the related Primary Payers. The total percentage represents the estimated aggregate market share for the respective Primary Payers in which the Company is in some stage of recovery. As the Company initiates additional recovery efforts against additional Primary Payers, the Company expects this number to increase. These stages of recovery include where (1) the recovery process has been initiated, (2) data has been collected and matched or (3) potential resolution discussions are in process. The Company uses third-party sources to estimate the aggregate market share of those Primary Payers in the property and casualty auto insurance market with whom the Company is engaged in one of these stages of recovery. Management believes this metric is useful to investors and in managing or monitoring company performance because it provides insight as to the estimated share of the market that is covered by existing recovery efforts. We estimate that cases that are in the potential resolution discussions and/or data matching are closer to generating potential future claims recovery income.

	As of and for the Six Months Ended June 30, 2022	As of and for the Three Months Ended March 31, 2022	As of and for the Year Ended December 31, 2021	As of and for the Year Ended December 31, 2020
$ in billions
Paid Amount	$370.2	$366.9	$364.4	$58.4
Paid Value of Potentially Recoverable Claims	88.3	87.3	86.6	14.7
Billed Value of Potentially Recoverable Claims	371.3	367.8	363.2	52.3
Recovery Multiple	N/A(1)	N/A(1)	N/A(1)	N/A(1)
Penetration Status of Portfolio	76.3%	76.3%	75.6%	N/A
(1)
Each claim line that is paid or is otherwise converted from encounter data to Paid Amount and Billed Amount for which recoveries can be made has a potential for recovery through different Funnels. As of June 30, 2022, the Company has obtained settlements with two counterparties who have agreed to pay multiples of Paid Amount. However, the settlement amounts have not been finally tabulated and therefore do not provide a large enough sample to be statistically significant, and are therefore not shown in the table.

Healthcare Industry

Our business is directly related to the healthcare industry and is affected by healthcare spending and complexity in the healthcare industry. We estimate that our total addressable market is over $150 billion annually. Our primary focus is on the Medicare and Medicaid market segments. Medicare is the second largest government program, with estimated annual expenditures during 2021 of approximately $923 billion and approximately 63.5 million enrollees. Medicaid has a combined estimated annual expenditure during 2021 of approximately $684 billion with approximately 76.5 million enrollees. Of the billions spent yearly by Medicare on medical expenses for its beneficiaries, we estimate that at least 10% of this was improperly paid by private Medicare plans.

Our addressable market and therefore revenue potential is impacted by the expansion or contraction of healthcare coverage and spending, which directly affects the number of claims available. CMS has projected that health spending will continue to grow at an average rate of 5.4% a year between 2019 and 2028. We also believe reimbursement models may become more complex as healthcare payers accommodate new markets and lines of business and as advancements in medical care increase the number of testing and treatment options available. As reimbursement models grow more complex and healthcare coverage increases, the complexity and number of claims may also increase, which could impact the demand for our solutions. Such changes could have a further impact on our results of operations.

Approximately 88% of our expected recoveries arise from claims being brought under the Medicare Secondary Payer Act. While we believe the act has bipartisan support, changes to the laws on which we base our recoveries, particularly the Medicare Secondary Payer Act, can adversely affect our business. Our ability to generate future revenue is therefore significantly dependent on factors outside our control.

Impact of the COVID-19 Pandemic

The impact of the COVID-19 pandemic (“COVID-19”) and related stay-at-home orders and social distancing guidelines caused significant disruptions in many of the jurisdictions in which we operate. These measures had an impact on many aspects of our business operations, including delays within the court system due to court/administrative closures or reduced court dockets and the availability of associates, employees, and business partners. While we were able to continue operations throughout these periods, these delays potentially impacted timing of resolving pending legal matters as a result of court, administrative and other closures and could impact any potential future legislation or litigation. For the three and six months ended June 30, 2022 and 2021 and the years ended December 31, 2021 and 2020, there was not a material impact to our operations or financial results including total claims recovery, claims recovery service revenue or cost of recoveries. In addition, changes in KPIs such as Paid Amount, Paid Value of Potentially Recoverable Claims, Recovery Multiple and Penetration Status of Portfolio were not materially impacted for the three and six months ended June 30, 2022 and 2021 and the years ended December 31, 2021 and 2020 and the number of Assignors or Clients has also not been negatively impacted by COVID-19. For more information on our operations and risks related to health epidemics, including the coronavirus. Please see the section Item 1A “Risk Factors.”

Key Components of Sales and Expenses

The following represent the components of our results of operations.

Claims Recovery Income

Our primary income-producing activities are associated with the pursuit and recovery of proceeds related to claims recovery rights that the Company obtains through CCRAs, in which we become the owner of those rights. As such, this income is not generated from the transfer of control of goods or services to customers, but through the proceeds realized from perfection of claims recoveries from rights we hold outright. We recognize claims recovery income based on a gain contingency model – that is, when the amounts are reasonably certain of collection. This typically occurs upon reaching a binding settlement or arbitration with the counterparty or when the legal proceedings, including any appellate process, are resolved.

In some cases, we would owe an additional payment to the original assignor in connection with the realized value of the recovery right. Claims recovery income is recognized on a gross basis, as we are entitled to the full value of proceeds and make payment to the original assignor similar to a royalty arrangement. Such payments to prior owners are recognized as cost of claims recovery in the same period the claims recovery income is recognized.

Claims Recovery Service Income

We also recognize claims recovery service income for our services to a related party and a third party to assist those entities with pursuit of claims recovery rights. We have determined we have a single performance obligation for the series of daily activities that comprise claims recovery services, which are recognized over time using a time-based progress measure. We enter into claims recovery service contracts with third parties. Amounts payable for services to third parties are typically based on budgeted expenses for the current month with an adjustment for the variance between budget and actual expenses from the prior month.

Costs of Recoveries

Costs of recoveries consist of all directly attributable costs specifically associated with claims processing activities, including contingent payments payable to assignors (i.e., settlement expenses).

Claims Amortization Expense

Claims Amortization Expense consists of the amortization of CCRA intangible assets for those CCRAs in which we made upfront payments or commitments in order to acquire claims recovery rights.

Operating Expenses

General and Administrative Expenses

General and administrative expenses consist primarily of personnel-related expenses for employees involved in general corporate, sales and marketing functions, including executive management and administration, legal, human resources, accounting, finance, tax, and information technology. Personnel-related expenses primarily include wages and bonuses. General and administrative expenses also consist of rent, IT costs, insurance, and other office expenses.

As we continue to grow as a company and build out our team, we expect that our sales, general and administrative costs will increase. We also expect to incur additional expenses as a result of operating as a public company, including expenses necessary to comply with the rules and regulations applicable to companies listed on a national securities exchange and related to compliance and reporting obligations pursuant to the rules and regulations of the SEC, as well as higher expenses for general and director and officer insurance, investor relations, and professional services.

Professional Fees

Professional Fees consist of consulting, accounting, and other professional services from third party providers.

Professional Fees - legal

Professional Fees - legal consist of payments for the expenses of the Law Firm covered by the Legal Services Agreement and other legal professional services from third party providers including payments to co-counsel.

Depreciation and Amortization

Depreciation and amortization expense consist of depreciation and amortization of property and equipment related to our investments in leasehold improvements, office and computer equipment, and internally generated capitalized software development costs. We provide for depreciation and amortization using the straight-line method to allocate the cost of depreciable assets over their estimated useful lives.

Interest Expense

In some cases, we have entered into arrangements to transfer CCRAs or rights to proceeds from CCRAs to other parties. When such transfers are considered to be sales of future revenue that are debt-like in nature as defined in Accounting Standards Codification (“ASC”) 470, these arrangements are recognized as debt based on the proceeds received, and are imputed an interest rate based on the expected timing and amount of payments to achieve contractual hurdles. Our interest expense consists of the imputed interest on these payments. We anticipate that as we recognize claims recoveries related to CCRAs in these arrangements, the interest expense on these arrangements will decrease.

Interest income consists primarily of interest on short term investments.

Other Income (expense)

Other income consists of equity investment earnings and some affiliate related income. Other expenses consist of bank service charges, airing fees, tax penalties, settlement expense, political contributions and donations, and some affiliate related expense.

Changes in Fair Value of Warrant and Derivative Liabilities

Changes in fair value of warrants and derivative liabilities consists of the mark to market of warrant liabilities and derivatives as part of the OTC Equity Prepaid Forward Transaction noted in Note 16, Derivative Liability in the notes to condensed consolidated financial statements.

Net (income) loss attributable to non-controlling members

Net (income) loss attributable to non-controlling members consists of income or loss of attributable to Class V shareholders.

Income Tax Benefit

The various entities that comprise MSP are each currently treated as partnerships for U.S. federal and most applicable state and local income tax purposes. As a partnership, our taxable income or loss is passed through to and included in the tax returns of its members. Consequently, no income tax, income tax payable, or deferred tax assets and liabilities are recorded for any financial reporting date.

Results of Operations

Comparison of six months ended June 30, 2022 to six months ended June 30, 2021

The following table sets forth a summary of our consolidated results of operations for the six months ended June 30, 2022 and June 30, 2021 indicated.

	Six Months Ended June 30
	2022	2021	$ Change	% Change
Claims recovery income	$1,428	$15	$1,413	9,420%
Claims recovery service income	12,047	6,774	5,273	78%
Total Claims Recovery	$13,475	$6,789	$6,686	98%
Operating expenses
Cost of claims recoveries	$701	$8	$693	8,663%
Claims amortization expense	26,535	67	26,468	39,504%
General and administrative	$10,428	$5,336	$5,092	95%
Professional fees	5,056	3,067	1,989	65%
Professional fees - legal	$26,237	$30	$26,207	87,357%
Depreciation and amortization	151	167	(16)	(10)%
Total operating expenses	$69,108	$8,675	$60,433	697%
Operating Income/ (Loss)	(55,633)	(1,886)	(53,747)	2,850%
Interest expense	$(21,392)	$(12,589)	$(8,803)	70%
Other income (expense), net	37	1,323	(1,286)	(97)%
Change in fair value of warrant and derivative liabilities	$(14,353)	$-	$(14,353)	(100)%
Net loss before provision for income taxes	(91,341)	(13,152)	(78,189)	595%
Provision for income tax benefit (expense)	$326	$-	$326	100%
Net loss	(91,015)	(13,152)	(77,863)	592%
Less: Net (income) loss attributable to non-controlling members	$89,727	$-	$89,727	100%
Net loss attributable to controlling members	(1,288)	(13,152)	11,864	(90)%

Claims recovery income. Claims recovery income increased by $1.4 million for the six months ended June 30, 2022 driven by an increase in settlements during the period.

Claims recovery service income. Claims recoveries service income increased by $5.3 million, or 78%, to $12 million for the six months ended June 30, 2022 from $6.7 million for the six months ended June 30, 2021, primarily driven by an increase in third party service fees due to volume as the headcount needed and related operational expenses to service the claims expanded.

Cost of claims recoveries. Cost of claims recoveries increased by $693 thousand, to $701 thousand for the six months ended June 30, 2022 from $8 thousand for the six months ended June 30, 2021, primarily driven by payments due to assignors and the Law Firm on claims recoveries during the period.

Claims amortization expense. Claims amortization expense increased by $26.5 million, to $26.5 million for the six months ended June 30, 2022 from $0.1 million for the six months ended June 30, 2021, primarily driven by increased amortization due to the acquisition of CCRAs obtained as part of the business combination. In addition, the Company purchased additional CCRAs during the six months ended June 30, 2022, included in Intangible assets, which further contributed to the increase in claims amortization expense.

General and administrative. General and administrative increased by $5.1 million, or 95%, to $10.4 million for the six months ended June 30, 2022 from $5.3 million for the six months ended June 30, 2021, primarily driven by increase in wages of $2.8 million and advertising expenses of $1.8 million.

Professional fees. Professional fees increased by $2.0 million, or 65%, to $5.1 million for the six months ended June 30, 2022 from $3.1 million for the six months ended June 30, 2021, primarily driven by an increase in accounting and consulting fees due to the Business Combination.

Professional fees - legal. Professional fees increased by $26.2 million for the six months ended June 30, 2022, primarily driven by a one-time share based payment expense of $20.1 million and fees to outsourced law firms of $6.2 million.

Interest expense. Interest expense increased by $8.8 million, or 70%, to $21.4 million for the six months ended June 30, 2022 from $12.6 million for the six months ended June 30, 2021, primarily driven by an increase in the basis for which interest is incurred on our Claims Financing Obligations, additional interest on commitments incurred at the end of 2021 and accrued interest on the related party loan incurred in June 2022.

Other income, net. Other income decreased by $1.3 million, to $37 thousand for the six months ended June 30, 2022 from $1.3 million for the six months ended June 30, 2021 primarily driven by a gain on debt extinguishment related to PPP loans recognized for the six months ended June 30, 2021.

Change in fair value of warrant and derivative liabilities. For the six months ended June 30, 2022, $14.4 million of loss was recorded related to mark to market adjustments for the fair value of warrants for $5.4 million and for the fair value of derivative liabilities related to the Committed Equity facility for $9.0 million.

Provision for income tax benefit. For the six months ended June 30, 2022, a $0.3 million income tax benefit was recognized related to the increase in the deferred tax asset for current period losses.

Comparison of three months ended June 30, 2022 to three months ended June 30, 2021

The following table sets forth a summary of our consolidated results of operations for the three months ended June 30, 2022 to three months ended June 30, 2021 indicated.

	Three Months Ended June 30
	2022	2021	$ Change	% Change
Claims recovery income	$1,319	$-	$1,319	100%
Claims recovery service income	3,971	3,360	611	18%
Total Claims Recovery	$5,290	$3,360	$1,930	57%
Operating expenses
Cost of claims recoveries	$694	$-	$694	100%
Claims amortization expense	23,818	36	23,782	66,061%
General and administrative	$5,982	$2,723	$3,259	120%
Professional fees	3,118	1,970	1,148	58%
Professional fees - legal	$23,765	$8	$23,757	296,963%
Depreciation and amortization	72	135	(63)	(47)%
Total operating expenses	$57,449	$4,872	$52,577	1,079%
Operating Income/ (Loss)	(52,159)	(1,512)	(50,647)	3,350%
Interest expense	$(10,977)	$(6,667)	$(4,310)	65%
Other income (expense), net	39	899	(860)	(96)%
Change in fair value of warrant and derivative liabilities	$(14,353)	$-	$(14,353)	(100)%
Net loss before provision for income taxes	(77,450)	(7,280)	(70,170)	964%
Provision for income tax benefit (expense)	$326	$-	$326	100%
Net loss	(77,124)	(7,280)	(69,844)	959%
Less: Net (income) loss attributable to non-controlling members	$75,836	$-	$75,836	100%
Net loss attributable to controlling members	(1,288)	(7,280)	5,992	(82)%

Claims recovery income. Claims recovery income increased by $1.3 million for the three months ended June 30, 2022 driven by an increase in settlements during the period.

Claims recovery service income. Claims recoveries service income increased by $0.6 million, or 18%, to $4.0 million for the three months ended June 30, 2022 from $3.4 million for the three months ended June 30, 2021, primarily driven by an increase in third party service fees due to volume as the headcount needed and related operational expenses to service the claims expanded.

Cost of claims recoveries. Cost of claims recoveries increased by $0.7 million, or 100%, driven by assignor and law firm payments on claims recovery income.

Claims amortization expense. Claims amortization expense increased by $23.8 million primarily driven by increased amortization due to the acquisition of CCRAs obtained as part of the business combination. In addition to the aforementioned CCRAs acquired as part of the Business Combination, the Company also purchased additional CCRAs during the three months ended June 30, 2022, included in Intangible assets, which further contributed to the increase in claims amortization expense.

General and administrative. General and administrative increased by $3.3 million, to $6.0 in three months ended June 30, 2022 from $2.7 million for the three months ended June 30, 2021, primarily driven by increases in legal expenses of $2.4 million, wages of $1.1 million, data storage costs of $0.5 million and advertising of $0.4 million as compared to the three months ended June 30, 2021.

Professional fees. Professional fees increased by $1.1 million, or 58%, to $3.1 million for the three months ended June 30, 20221 from $2.0 million for the three months ended June 30, 2021, primarily driven by an increase in accounting and consulting fees due to the Business Combination.

Professional fees - legal. Professional fees increased by $23.8 million, primarily driven by a one-time share based payment expense of $20.1 million, and fees to outsourced law firms of $3.7 million.

Interest expense. Interest expense increased by $4.3 million, or 65%, to $11.0 million in three months ended June 30, 2022 from $6.7 million for the three months ended June 30, 2021, primarily driven by an increase in the basis for which interest is incurred on our Claims Financing Obligations, additional interest on commitments incurred at the end of 2021 and accrued interest on the related party loan incurred in June 2022.

Other income (expense), net. Other income (expense), net decreased by $860 thousand to $39 thousand in three months ended June 30, 2022 from income of $899 thousand for the three months ended June 30, 2021, primarily driven by a gain on debt extinguishment related to PPP loans in 2021.

Change in fair value of warrant and derivative liabilities. For the three months ended June 30, 2022 $14.4 million of loss was recorded related to mark to market adjustments for the fair value of warrants for $5.4 million and for the fair value of derivative liabilities related to the Committed Equity facility for $9.0 million.

Provision for income tax benefit. For the three months ended June 30, 2022 a $0.3 million income tax benefit was recognized related to the increase in the deferred tax asset for current period losses.

Non-GAAP Financial Measures

In addition to the financial measures prepared in accordance with GAAP, this Form 10-Q also contains Non-GAAP financial measures. We consider "adjusted net loss" and "adjusted operating loss" as non-GAAP financial measures and important indicators of performance and useful metrics for management and investors to evaluate our business's ongoing operating performance on a consistent basis across reporting periods. Adjusted net loss represents Net loss adjusted for certain non-cash and non-recurring expenses, and adjusted operating loss items represents Operating loss adjusted for certain non-cash and non-recurring expenses. These measures provide useful information to investors, and a reconciliation of these measures to the most directly comparable GAAP measures and other information relating to these Non-GAAP measures is included in Note 2 to our consolidated financial statements appearing elsewhere in this Form 10-Q. A reconciliation of these Non-GAAP measures is included below:

	Three months ended	Six months ended
(In thousands)	June 30, 2022	June 30, 2022
GAAP Operating Loss	(52,159)	(55,633)
Share based compensation	20,055	20,055
Claims amortization expense	23,818	26,535
Adjusted operating loss	$(8,286)	$(9,043)

GAAP Net Loss	(77,124)	(91,015)
Share based compensation	20,055	20,055
Claims amortization expense	23,818	26,535
Paid-in-kind Interest	10,977	21,392
Change in fair value of warrant and derivative liabilities	14,353	14,353
Adjusted net loss	$(7,921)	$(8,680)

Liquidity and Capital Resources

Sources of Liquidity

Since inception, we have financed our operations primarily from partnership contributions. As of June 30, 2022, we had $25.0 million in cash and cash equivalents. As of June 30, 2022, we had loan payables of $111.4 million consisting of our Claims Financing Obligations and notes payable. We had $111.3 million in interest payable related to our Claims Financing Obligations. In addition, we had a loan from related parties with a balance of $125.8 million. This loan bears interest at an annual rate of 4%, payable in kind, and will mature on the four year anniversary of the issuance and the terms were more favorable than we could have obtained from another party.

As an early stage growth company, we have incurred substantial net losses since inception. Our liquidity will depend on our ability to generate substantial claims recovery income and claims recovery services income in the near future. Our principal liquidity needs have been, and will continue to be, capital expenditures, working capital and claims obligation financing. Our capital expenditures support investments in our underlying infrastructure to enhance our solutions and technology for future growth. We expect our capital expenditures to increase primarily due to investments in our technology stack. Our strategy includes the expansion of our existing solutions and the development of new solutions, which will require cash expenditures over the next several years and will be funded primarily by cash provided by operating activities and the cash from the Business Combination. We also expect our operating expenses to increase as we hire additional employees to support to the claim recovery team. We expect these investments to be a key driver of our long-term growth and competitiveness but to negatively impact our free cash flow.

We believe that our cash on hand of $25.0 million, along with our other current assets and available resources, will be sufficient to meet our operating expenditure and working capital requirements for a period of at least twelve months from the date of this Form 10-Q. If we are required to raise additional capital to finance our operations, which may include seeking additional capital through equity offerings or debt financings, the amount and timing of our future funding will depend on many factors, including the pace and results of our claims recovery efforts. We may be unable to obtain any such additional financing on reasonable terms or at all. Our ability to access capital when needed is not assured and, if capital is not available to us when, and in the amounts needed, we could be required to delay, scale back or abandon some or all of our claims recovery efforts and other operations, which could materially harm our business, prospects, financial condition and operating results.

MSP Principals Promissory Note

On June 16, 2022, to finance the Company’s operations, the MSP Principals provided cash to the Company in an aggregate amount of $112.8 million. The Company issued the MSP Principals Promissory Note to the MSP Principals in an aggregate principal amount of $112.8 million that has an annual interest rate of 4%, payable in kind, and matures on the day that is the four year anniversary of the issuance. On the maturity date, the Company is required to pay the MSP Principals an amount in cash equal to the outstanding principal amount, plus accrued and unpaid interest. The promissory notes is prepayable by the Company at any time, without prepayment penalties, fees or other expenses. A portion of the proceeds under the MSP Principals Promissory Note in an amount equal to $36.5 million was advanced to the Law Firm for certain operating expenses as contemplated by the Legal Services Agreement. The MSP Principals Promissory Note contains customary events of default that would allow the MSP Principals to declare the MSP Principals Promissory Note immediately due and payable or the MSP Principals Promissory Note will immediately and automatically become due and payable without notice, presentment, demand, protest or other request of any kind. In addition, the MSP Principals Promissory Note may be accelerated by the MSP Principals if the board of directors of the Company (excluding the MSP Principals) terminates the Legal Services Agreement.

Nomura and KBW Promissory Notes

On May 27, 2022, the Company issued an unsecured promissory note to Nomura in a principal amount of approximately $24.5 million and an unsecured promissory note to KBW in a principal amount of approximately $20.3 million, in each case related to advisory fees and deferred underwriting fees and expenses that became due and payable by the Company to Nomura and advisory fees and expenses that became due and payable by the Company to KBW, in connection with the consummation of the Business Combination. The maturity date of each of the promissory notes is May 29, 2023. On the maturity date, the Company is required to pay to each of Nomura and KBW an amount in cash equal to the outstanding principal amount, plus accrued and unpaid interest, plus any other obligations then due or payable under each of the promissory notes. Upon two days prior written notice to Nomura or KBW, as applicable, the Company may prepay all or any portion of the then outstanding principal amount under each promissory note together with all accrued and unpaid interest thereon. As of June 30, 2022, approximately $20.3 million has been repaid on the promissory notes.

OTC Equity Prepaid Forward Agreement

On May 17, 2022, the Company and CF entered into the Prepaid Forward. Pursuant to the terms of the Prepaid Forward, CF agreed to (a) transfer to MSP for cancellation any New Warrants received as a result of being the stockholder of record of any shares of Class A Common Stock as of the close of business on the closing date of the Business Combination, in connection with the New Warrant Dividend, and (b) waive any redemption right that would require the redemption of the number of shares of Class A Common Stock owned by CF at the closing of the Business Combination in exchange for a pro rata amount of the funds held in the Trust Account.

At closing of the Business Combination, the Company transferred from the trust account to an escrow account an amount equal to (a) the aggregate number of the Subject Shares (as defined below) (approximately 1.1 million shares), multiplied by (b) the per share redemption price for shares out of the Trust Account, as a prepayment to CF of the amount to be paid to CF in settlement of the Prepaid Forward for the Subject Shares. CF may sell the Subject Shares at its sole discretion in one or more transactions, publicly or privately. Any such sale shall constitute an optional early termination of the Prepaid Forward upon which (a) CF will receive from the escrow account an amount equal to the positive excess, if any, of (x) the product of the redemption price and the aggregate number of shares over (y) an amount equal to the proceeds received by CF in connection with sales of the shares, and (b) the Company will receive from the escrow account the amount set forth in (y) above. Any shares not sold will be returned to the Company and the redemption price relating to such shares will be released to CF.

Pursuant to the terms of the Prepaid Forward, CF purchased 1,129,589 shares of Class A Common Stock prior to the approval of the Business Combination and outside of the redemption process in connection with the Business Combination, for a purchase price of $10.11 per share, reflecting an aggregate purchase price of approximately $11.4 million. Pursuant to the terms of the Prepaid Forward, 133,291,502 of the New Warrants will be transferred for cancelation to the Company.

Committed Equity Facility

On May 17, 2022, the Company entered into the CF Purchase Agreement with CF. Pursuant to the CF Purchase Agreement, after the closing of the Business Combination, the Company will have the right to sell to CF from time to time at its option up to $1 billion in Class A common stock shares, subject to the terms, conditions and limitations set forth in the CF Purchase Agreement.

Sales of the shares of the Company’s common stock to CF under the CF Purchase Agreement, and the timing of any such sales, will be determined by the Company from time to time in its sole discretion and will depend on a variety of factors, including, among other things, market conditions, the trading price of the common stock, as well as determinations by the Company about the use of proceeds of such common stock sales. The net proceeds from any such sales under the CF Purchase Agreement will depend on the frequency with, and the price at, which the shares of common stock are sold to CF.

Upon the initial satisfaction of the conditions to CF’s obligation to purchase shares of common stock set forth under the CF Purchase Agreement, the Company will have the right, but not the obligation, from time to time, at its sole discretion and on the terms and subject to the limitations contained in the CF Purchase Agreement, until no later than the first day of the month following the 36 month anniversary of the date that the registration statement of the shares is declared effective, to direct CF to purchase up to a specified maximum amount of common stock as set forth in the CF Purchase Agreement by delivering written notice to CF prior to the commencement of trading on any trading day. The purchase price of the common stock that the Company elects to sell to CF pursuant to the CF Purchase Agreement will be 98% of the VWAP of the common stock during the applicable purchase date on which the Company has timely delivered a written notice to CF, directing it to purchase common stock under the CF Purchase Agreement.

Assignment and Sale of Proceeds Agreement

On June 30, 2022, the Company entered into an Assignment and Sale of Proceeds Agreement (the “Assignment Agreement”) and a Recovery Services Agreement (the “Services Agreement” and collectively, the “Agreements”) with the Prudent Group (“Prudent”) in order to monetize up to $250 million of the value of the Company’s net recovery interest in claim demand letters that the Company has commenced sending to insurers who admitted they had primary payer responsibility for the underlying accidents to the federal government (“MSPR’s Net Recovery Proceeds”). Pursuant to the Agreements, at the Company’s sole and absolute discretion, the Company has the right to direct Prudent to acquire, on a non-recourse basis, a percentage of MSPR’s Net Recovery Proceeds, up to an aggregate of $250 million, at a purchase price of 90% of MSPR's Net Recovery Proceeds of such claim.

Under the Services Agreement, the Company will service and recover on the demand letters and will retain any revenues generated in excess of the amount received from Prudent, plus up to an 18% annual return on the amount Prudent paid for MSPR’s Net Recovery Proceeds. Prudent may terminate the Services Agreement upon sixty (60) days prior written notice to the Company. The Company anticipates the first close to be approximately $10 million and to be finalized in the third quarter of 2022.

Actual results, including sources and uses of cash, may differ from our current estimates due to the inherent uncertainty involved in making those estimates and any such differences may impact the Company’s ability to continue as a going concern in the future. The expenditures associated with the development and launch of our additional recovery services and the anticipated increase in claims recovery capacity are subject to significant risks and uncertainties, many of which are beyond our control, which may affect the timing and magnitude of these anticipated expenditures. These risk and uncertainties are described in more detail in the section entitled “Risk Factors”

PPP Loan

During 2020, we obtained funds under the Paycheck Protection Program (the “PPP Loans”) in the amount of $1.1 million. As of December 31, 2021, all of the PPP Loans have been forgiven.

Claims Financing Obligations

On February 20, 2015, the Company entered into a Claims Proceeds Investment Agreement with a third-party investor to invest directly and indirectly in claims, disputes, and litigation and arbitration claims. For such investment, the Company has assigned to the investor a portion of the future proceeds of certain claims, albeit the Company remains the sole owner and assignee of rights to claims because the investor is only acquiring rights to a portion of the proceeds of the claims. The investor return is based on its investment ($23 million between the original and amended agreements) and an internal rate of return of 30% calculated from the Closing Date. The investor has priority of payment regarding any proceeds until full payment of the investment is satisfied. To the extent that, upon final resolution of the claims, the investor receives from proceeds an amount that is less than the agreed-upon return, the investor has no recourse to recover such deficit from the Company. See Note 10 to our consolidated financial statements for a description of the claims financing obligations.

Tax Receivable Agreement

Under the terms of the Tax Receivable Agreement, we generally will be required to pay to the Members, and to each other person from time to time that becomes a “TRA Party” under the Tax Receivable Agreement, 85% of the tax savings, if any, that we are deemed to realize in certain circumstances as a result of certain tax attributes that exist following the Business Combination and that are created thereafter, including as a result of payments made under the Tax Receivable Agreement. The term of the Tax Receivable Agreement will continue until all such tax benefits have been utilized or expired unless we exercise our right to terminate the Tax Receivable Agreement for an amount representing the present value of anticipated future tax benefits under the Tax Receivable Agreement or certain other acceleration events occur. Any payments made by us under the Tax Receivable Agreement will generally reduce the amount of overall cash flow that might have otherwise been available to us, and, to the extent that we are unable to make payments under the Tax Receivable Agreement for any reason, the unpaid amounts generally will be deferred and will accrue interest until paid by us.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months ended
	June 30,
	2022	2021
(in thousands)
Net cash used in operating activities	$(60,912)	$(6,196)
Net cash used in investing activities	(3,015)	(3,572)
Net cash provided by (used in) financing activities	98,728	(303)
Net increase (decrease) in cash and cash equivalents and restricted cash	34,801	(10,071)
Cash and cash equivalents and restricted cash at beginning of period	1,664	11,879
Cash and cash equivalents and restricted cash at end of period	$36,465	$1,808

Cash Flows Used in Operating Activities

Net cash used in operating activities increased by $54.7 million to $60.9 million for the six months ended June 30, 2022 compared to net cash used of $6.2 million for the six months ended June 30, 2021. During the six months ended June 30, 2022, Net cash used in operating activities was impacted primarily by our net loss, an increase in Prepaid and other assets of $36.8 million and decrease in affiliate payable of $25.1 million. This was partially offset by a $9.3 million increase in accounts payable and accrued liabilities. Net cash used in operating activities was further offset by non-cash charges primarily relating to claims amortization of $26.5 million, paid in kind interest of $21.4 million, share-based compensation of $20.1 million, change in fair value of derivatives of $9 million and change in fair value of warrant liabilities of $5.4 million.

Cash Flows Used in Investing Activities

Net cash used in investing activities decreased by $0.6 million to $3.0 million for the six months ended June 30, 2022 compared to $3.6 million for the six months ended June 30, 2021. During the six months ended June 30, 2022, our cash used in investing activities was primarily due to acquisition of additional CCRAs included in Intangible assets, net, of which $2.7 million was paid for in cash and $0.3 million of additions to property, plant and equipment.

Cash Flows Provided by (Used in) Financing Activities

Net cash provided in financing activities increased to $98.7 million for the six months ended June 30, 2022 compared to $0.3 million net cash used in financing activities for the six months ended June 30, 2021. This is primarily due to proceeds from the related party loan of $125.8 million, proceeds from the Business Combination of $12.0 million, and $8.2 million from the issuance of common stock. These were partially offset by $50.5 million of transaction costs incurred in connection with the Business Combination.

Contractual Obligations, Commitments and Contingencies

The following table and the information that follows summarizes our contractual obligations as of June 30, 2022.

The future minimum lease payments under non-cancelable operating leases as of June 30, 2022 are as follows (in thousands):

Year Ending December 31,	Lease Payments
Remaining 2022	$115
2023 (1)	217
Total	$332
(1)
Operating lease expires before or during the year ending December 31, 2023

Based on claims financing obligations and notes payable agreements, as of June 30, 2022 and December 31, 2021, the present value of amounts owed under these obligations were $222.7 million and $201.4 million, respectively, including unpaid interest to date of $111.3 million and $94.5 million, respectively. The weighted average interest rate is 22% based on the current book value of $222.7 million with rates that range from 2% to 30%. The Company is expected to repay these obligations from cash flows from claim recovery income.

As of June 30, 2022, the minimum required payments on these agreements are $384.8 million with $134.3 million of the required payments being non-recourse. Certain of these agreements have priority of payment regarding any proceeds until full payment of the balance due is satisfied. However, in some cases, to the extent that, upon final resolution of the claims, the investors receive from proceeds an amount that is less than the agreed-upon return, the investors have no recourse to recover such deficit from the Company. Certain of these agreements fall under ASC 470 for the sale of future revenues classified as debt. The maturity of the commitments range from the date sufficient claims recoveries are received to cover the required return or in some cases by 2031.

Off-Balance Sheet Commitments and Arrangements

As of the balance sheet dates of June 30, 2022 and December 31, 2021, we have not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Critical Accounting Policies

Our consolidated financial statements and the related notes thereto included elsewhere in this Form 10-Q are prepared in accordance with GAAP. The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts and related disclosures in our financial statements and accompanying notes. We base our estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions due to the inherent uncertainty involved in making those estimates and any such differences may be material.

We believe that the following accounting policies involve a high degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of our operations. See Note 2 to our consolidated financial statements appearing elsewhere in this Form 10-Q for a description of our other significant accounting policies.

Revenue Recognition

Claims Recovery Income

We recognize revenue based on a gain contingency model when the amounts are reasonably certain of collection, typically upon reaching a binding settlement or arbitration with the counterparty or when the legal proceedings, including any appellate process, are resolved. Claims recovery income is recognized on a gross basis, as the Company is entitled to the full value of proceeds and makes a payment to the original assignor similar to a royalty arrangement. Such payments to prior owners are recognized as cost of claims recovery in the same period the claims recovery income is recognized.

Claims Recovery Service Income

We recognize claims recovery service income for our services to third parties for our services to assist those entities with pursuit of claims recovery rights. We have determined that we have a single performance obligation for the series of daily activities that comprise claims recovery services, which are recognized over time using a time-based progress measure. Amounts owed under existing arrangements or as a result of actual settlements or resolved litigation are recognized as accounts receivable. Amounts estimated and recognized, but not yet fully settled or resolved as part of litigation are recognized as contract assets. We enter into claims recovery service contracts with third parties. Amounts for services to third parties are typically based on budgeted expenses for the current month with an adjustment for the variance between budget and actual expenses from the prior month.

Impairment of Intangible Assets

We evaluate long-lived assets, such as property and equipment, and finite-lived intangibles, such as claims recovery rights and capitalized software costs, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset group are less than the carrying value, a write-down would be recorded to reduce the related asset group to its estimated fair value. There were no impairment indicators or charges in the three and six months ended June 30, 2022 and 2021 and the years ended December 31, 2021 and 2020.

For the CCRA intangibles, we will also assess the intangible assets recognized for CCRAs for impairment in accordance with ASC 350-30-35-14, whereby an impairment loss shall be recognized if the carrying amount of the intangible asset is not recoverable and its carrying amount exceeds its fair value based on the model for long-lived assets to be held and used under ASC 360-10. ASC 360-10 requires entities to evaluate long-lived assets (including finite-lived intangible assets) when indicators are present. Impairment indicators would result only when the potential recoveries under the claim paths of all remaining claims suggests the unamortized carrying value is not recoverable. As the amount of upfront payments for CCRAs is typically only a fraction of the potential recoveries, it would typically take a substantial negative event (such as an unfavorable court ruling upheld on appeal or a change in law/statute with retroactive effect) to suggest an impairment may be triggered. There were no impairment indicators or charges in the three and six months ended June 30, 2022 and 2021 or the years ended December 31, 2021 and 2020.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures.

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

Evaluation of Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Management is likewise required, on a quarterly basis, to evaluate the effectiveness of its internal controls and to disclose any changes and material weaknesses identified through such evaluation of those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of MSP’s annual or interim financial statements will not be prevented or detected and corrected on a timely basis. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We expect to take steps to remediate the material weakness, but there is no assurance that any remediation efforts will ultimately have the intended effects. Prior to the Business Combination, material weaknesses were disclosed for both legacy MSP and LCAP. These are outlined below. As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due to the material weaknesses in our internal control over financial reporting related to the items noted below.

LCAP

Following the issuance of the “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies” by the staff of the SEC (the “SEC Staff Statement”), and after consultation with LCAP’s independent registered public accounting firm, LCAP’s management and audit committee concluded that, in light of the SEC Staff Statement, it was appropriate to restate previously issued and audited financial statements as of and for the period ended December 31, 2020.

Additionally, LCAP previously recorded a portion of its Class A common stock subject to possible redemption in permanent equity. In accordance with SEC Staff guidance on redeemable equity instruments, ASC 480-10-S99, “Distinguishing Liabilities from Equity”, and EITF Topic D-98, “Classification and Measurement of Redeemable Securities”, redemption provisions not solely within the control of the issuing company require common stock subject to redemption to be classified outside of permanent equity. LCAP’s management re-evaluated the effectiveness of our disclosure controls and procedures and concluded that the misclassification of the Class A common stock was quantitatively material to individual line items within the balance sheet. LCAP concluded that the restatement of the Class A common stock represents a material weakness. In addition, on March 31, 2022, LCAP’s management and its audit committee concluded that a disclosure in regard to related parties was not disclosed within the notes to LCAP’s audited Financial Statements for the year ended December 31, 2021. As a result, LCAP identified a material weakness in its internal controls over financial reporting.

LCAP also identified a material weakness in its internal control over financial reporting related to the accounting for complex financial instruments. As a result of this material weakness, LCAP’s management concluded that its internal control over financial reporting was not effective as of December 31, 2020. This material weakness resulted in a material misstatement of LCAP’s derivative liabilities, change in fair value of derivative liabilities, Class A Common Stock subject to possible redemption, Class A Common Stock, additional paid-in capital, accumulated deficit and related financial disclosures for the period from December 23, 2019 (inception) through December 31, 2020. For a discussion of management’s consideration of the material weakness identified related to LCAP’s accounting for a significant and unusual transaction related to the warrants LCAP issued in connection with the IPO, see “Note 2-Restatement of Previously Issued Financial Statements” to LCAP’s audited financial statements included in the S-1 Registration Statement filed on July 7, 2022 with the SEC. In addition, LCAP identified a material weakness in its internal controls over financial reporting as a result of not including certain disclosure in regard to related parties within the notes to its audited Financial Statements for the year ended December 31, 2021. As a result, such financial statements were amended in order to appropriately disclose the related party transaction. See “Certain Relationships and Related Party Transactions ” included in the S-1 Registration Statement filed on July 7, 2022 with the SEC.

LCAP has concluded that its internal control over financial reporting was ineffective as of December 31, 2020 and 2021, and MSP Recovery concluded that its internal control over financial reporting was ineffective as of June 30, 2022, because material weaknesses existed in LCAP’s internal control over financial reporting and they have not been remedied to date. MSP Recovery has taken a number of measures to remediate the material weaknesses described herein; however, if it is unable to remediate its material weaknesses in a timely manner or MSP Recovery identifies additional material weaknesses, it may be unable to provide required financial information in a timely and reliable manner, and MSP Recovery may incorrectly report financial information.

MSP Recovery

As of December 31, 2021 and 2020, the Company has identified material weaknesses in its internal control over financial reporting. The material weaknesses the Company identified were as follows:

•
The Company did not have sufficient accounting and financial reporting resources to address its financial reporting requirements. Specifically:

o
The Company did not have sufficient resources with an appropriate level of knowledge and GAAP expertise to identify, evaluate and account for transactions; and
o
The Company did not have an adequate segregation of duties or appropriate level of review that is needed to comply with financial reporting requirements.

•
The Company did not design, implement or maintain an effective control environment over our financial reporting requirements. Specifically:

o
The Company did not have effective controls over the period end financial reporting process and preparation of financial statements due to:

▪
A lack of a sufficient level of formal accounting policies and procedures that define how transactions should be initiated, recorded, processed and reported; and
▪
A lack of an effective control environment over period end close procedures.
o
The Company did not have appropriate controls or documented segregation of duties over information technology systems used to create or maintain financial reporting records;

o
The Company did not design or maintain the appropriate controls related to the separation of accounting records for each entity included within the combined and consolidated financial statements of the Company.

These control deficiencies did not result in errors that were material to the Company’s annual financial statements. However, these control deficiencies could result in a misstatement in MSP’s accounts or disclosures that would result in a material misstatement to the annual financial statements that would not be prevented or detected. Accordingly, the Company determined that these control deficiencies constitute material weaknesses.

The Company is in the process of implementing measures designed to improve their internal control over financial reporting and remediate the control deficiencies that led to the material weaknesses. As of June 30, 2022, MSP has hired key accounting personnel with appropriate levels of U.S. generally accepted accounting principles expertise and financial reporting knowledge and experience as well as has begun developing formal accounting policies and procedures, designing a control environment over how transactions are initiated, recorded, processed and reported, and implementing period end close procedures. The Company also has implemented certain accounting systems to automate manual processes, to help implement segregation of duties and to assist in consolidation and period end close. However, the Company is still in the process of addressing these deficiencies and there is no assurance that these measures will significantly improve or remediate the material weaknesses described above. The Company and their independent registered public accounting firm, were not required to perform an evaluation of the Company's internal control over financial reporting as of December 31, 2021 in accordance with the provisions of the Sarbanes-Oxley Act and as such, there is no assurance that the Company has identified all material weaknesses or that there will not be additional material weaknesses or deficiencies that are identified. While the Company’s independent registered public accounting firm is not required to audit the effectiveness of our internal control over financial reporting until after the Company is no longer an “emerging growth company” as defined in the JOBS Act, a failure to design, implement or maintain effective internal control over financial reporting could adversely affect the results of annual independent registered public accounting firm audit reports regarding the effectiveness of the Company’s internal control over financial reporting that the Company will eventually be required to include in reports that will be filed with the SEC. If at such time, the Company’s independent registered public accounting firm issue an audit report that is adverse due to one or more material weaknesses in the Company’s internal control over financial reporting, this could have a material and adverse effect on the Company’s business, results of operations and financial condition, and it could cause a decline in the trading price of the Company’s Class A common stock.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. We are not currently party to any material legal proceedings. Regardless of outcome, such proceedings or claims can have an adverse impact on us because of defense and settlement costs, diversion of resources and other factors and there can be no assurances that favorable outcomes will be obtained.

Item 1A. Risk Factors.

An investment in our securities involves a high degree of risk. You should carefully consider the following risk factors, together with all of the other information included in this Form 10-Q, before making an investment decision. The occurrence of one or more of the events or circumstances described in these risk factors, alone or in combination with other events or circumstances may have an adverse effect on our business, cash flows, financial condition and results of operations. You should also carefully consider the following risk factors in addition to the other information included in this Form 10-Q, including matters addressed in the section entitled “Cautionary Note Regarding Forward-Looking Statements.” We may face additional risks and uncertainties that are not presently known to us or that we currently deem immaterial, which may also impair our business or financial condition. The following discussion should be read in conjunction with the financial statements and notes to the financial statements included herein.

Risks Related to the Company’s Business and Industry

In this section “we,” “us,” “our” and other similar terms refer to MSP and its subsidiaries prior to the Business Combination and to the Company following the Business Combination.

We have a history of net losses and no substantial revenue to date, and we may not achieve recoveries, generate significant revenue or achieve profitability. Our relatively limited operating history makes it difficult to evaluate our current business and future prospects and increases the risk of your investment.

Our relatively limited operating history makes it difficult to evaluate our current business and plan for our future growth. MSP Recovery started in 2014 with its very first assignment from a health plan in Miami, Florida. To date, we have achieved no substantial revenue and limited actual recoveries from our assigned claims, and there is no guarantee that we will achieve recoveries, revenue and profitability as we have projected. We have encountered and will continue to encounter significant risks and uncertainties frequently experienced by new and growing companies in rapidly changing industries, such as determining appropriate investments for our limited resources, competition from other data analytics companies, acquiring and retaining Assignors, hiring, integrating, training and retaining skilled personnel, unforeseen expenses, challenges in forecasting accuracy and successfully integrating new strategies. If we are unable to achieve actual recoveries, increase our Assignor base, successfully manage our recovery efforts from third-party payers or successfully expand, our revenue and our ability to achieve and sustain profitability would be impaired. If our assumptions regarding these and other similar risks and uncertainties, which we use to plan our business, are incorrect or change as we gain more experience operating our business or due to changes in our industry, or if we do not address these challenges successfully, our operating and financial results could differ materially from our expectations and our business could suffer.

We have a limited history of actual recoveries to date, and there are risks associated with estimating the amount of revenue that we recognize from the recovery. If our estimates of revenue are materially inaccurate, it would impact the timing and the amount of our revenue recognition and have a material adverse effect on our business, results of operations, financial condition and cash flows.

We have a limited track record of generating actual recoveries and related revenue from the claims we have purchased or otherwise been assigned. There are risks associated with estimating the amount of future recoveries and revenues that we may achieve under our assigned claims. Our estimates and projections depend on significant assumptions and involve significant risks which could cause our actual results to vary materially.

Examples of material assumptions we make include, but are not limited to:

•
Our assessment that the assigned claims are potentially recoverable claims;
•
The achievement of multiples above the paid amount of potentially recoverable claims; and
•
The length (and cost) of litigation required to achieve recoveries.

Any of these assumptions may prove over time to be materially inaccurate. If our estimates of revenues are materially inaccurate, it could impact the timing and the amount of our revenue recognition and have a material adverse impact on our business, results of operations, financial condition and cash flows.

Under most of our agreements with Assignors, we assume the risk of failure to recover on the assigned claims, and if we fail to make recoveries with respect to the assigned claims receivables and therefore, are unable to generate recovery proceeds greater than or equal to the amounts paid by us to purchase the assigned claims, it can adversely affect our business.

In many instances, we pay our Assignors an upfront purchase price for assignment of their healthcare claims recoveries. Accordingly, there is a risk that we may not successfully recapture the upfront purchase price if we fail to make recoveries with respect to the assigned claims. If we fail to generate significant recovery proceeds with respect to the assigned claims, it would have an adverse effect on our profitability and business.

A significant portion of our recovery collections relies upon our success in individual lawsuits brought against third parties, which are inherently unpredictable, and our ability to collect on judgments in our favor.

We generate, and expect to generate, a significant portion of our revenue by collecting on judgments that are granted by courts in lawsuits filed against insurers, tortfeasors, and other liable parties. A decrease in the willingness of courts to grant these judgments, a change in the requirements for filing these cases or obtaining these judgments, or a decrease in our ability to collect on these judgments could have an adverse effect on our business, financial condition and operating results. As we increase our use of the legal channels for collections, our short-term margins may decrease as a result of an increase in upfront court costs and costs related to counter claims. We may not be able to collect on certain aged claims because of applicable statutes of limitations and we may be subject to adverse effects of regulatory changes.

Our recoveries are dependent upon the court system, and unfavorable court rulings, delays, damages calculations or other limitations can adversely affect our recovery efforts and our business.

Typically, we must file actions in court to recover monies related to those paid by our Assignors and a substantial amount of our recoveries are dependent on the courts. Because we rely on the courts to adjudicate recoveries, we can be subject to adverse court rulings, significant delays, damages calculations or other limitations, each of which can negatively impact our business and recovery efforts.

For example, from time to time, the courts dismiss our cases with or without prejudice. When one of our cases is dismissed without prejudice, we can refile the action. Accordingly, we retain the ability to bring those claims in a recovery action. When our case is dismissed with prejudice, we cannot refile the action. Accordingly, we lose the ability to pursue such claims. We cannot guarantee that we will not receive adverse rulings in court. Historically, we have received adverse rulings such as:

•	Dismissal for failure to file within the applicable statute of limitations.

•	Dismissal because an assignment did not include the claim that was brought in court (or such assignment was found to be invalid).

•	Dismissal for lack of standing to assert claims.

•	Dismissal for lack of personal jurisdiction.

•	Dismissal for pleading deficiencies.

Additionally, in certain of our cases, our recoveries may be limited as a function of courts’ damages calculations.

For example, in certain antitrust matters, recoveries may be limited to the difference between the price that a drug manufacturer charged for the drug and the price of the drug absent the relevant anticompetitive action. The list above is not exhaustive of unfavorable rulings, damages calculations or other limitations which we may or have encountered. We can be subject to many other unfavorable rulings, damages calculations or limitations which are not listed above. Such unfavorable rulings, damages calculations or other limitations can negatively affect our business and our recovery efforts.

Litigation outcomes are inherently risky and difficult to predict, and an adverse outcome may result in complete loss of our claims associated with that matter (or a complete loss in value associated with those claims).

It is difficult to predict litigation outcomes, particularly complex litigation of the type that forms the basis of our business. If we do not succeed in the litigation, if the damages awarded in our favor are less than what we expected or if it is not possible to successfully enforce a favorable judgment, we could suffer a variety of adverse consequences, including complete loss of our claims associated with that matter and, in some jurisdictions, liability for the adverse costs of the successful party to the litigation. Unfavorable litigation outcomes could, individually or in the aggregate, have a material adverse effect on our business, results of operations and financial condition.

Our assignments can be deemed invalid in court which could adversely affect our recoveries and our business.

We typically receive assignments of healthcare claims recoveries from our Assignors via irrevocable assignments. Accordingly, we are able to pursue those claims that our Assignors originally owned. Enforceability of our assignment agreements is often challenged by defendants in court. If a court determines that an assignment agreement is invalid (whether due to a technical deficiency or regulatory prohibition or otherwise), we will lose the ability to pursue those claims. This can adversely affect our recovery efforts and our business.

Courts may find some of our damages calculations to include expenses that are unreasonable, unrelated or unnecessary.

Our damage calculations at times include medical expenses paid by our Assignors that the courts may deem unreasonable, unrelated or unnecessary. Accordingly, a court may find our damages calculations to be incorrect, which could lead to lower than anticipated recoveries. Such a result can adversely affect our business and our recoveries.

Some of our recoveries may be subject to different interpretations of the applicable statutes of limitations.

Our recoveries can be subject to different interpretations of the applicable statutes of limitations. Therefore, recovery claims made in some forums may be brought later in another forum. Failure to bring our claims within the applicable limitations period in the selected forum can result in having our claim dismissed as untimely and can adversely affect our business and our recoveries.

Our fee sharing arrangement with the Law Firm materially reduces our recoveries.

We enter into legal services agreements with the Law Firm and the various entities that hold claims. The Law Firm is engaged to act as exclusive lead counsel to represent MSP Recovery and each of its subsidiaries and affiliates (or other applicable entity) on a contingency basis as it pertains to the assigned claims. The Law Firm engages outside litigation counsel from around the U.S. as co-counsel and these arrangements are made directly between the Law Firm and other counsel. For the services provided, the Law Firm typically collects a 40% fee from the proceeds recovered and this fee is typically paid from our 50% portion of the Net Proceeds. This contingency fee can change in the future. The Law Firm is also entitled to attorney’s fees that are awarded to the Law Firm pursuant to any fee shifting statute, by agreement or court award. An increase in these fees would further adversely affect our net recoveries. For more information about our fee sharing arrangement, see “Business —Scale of Current Portfolio” and “ —Fee Sharing Arrangements.”

We may experience delays due to inconsistent court rulings.

Inconsistent court rulings on different cases can create delays in our recovery efforts. This uncertainty may have an adverse impact on our recoveries and our business.

We may experience delays and other uncertainties surrounding the effects of COVID-19 on the judicial system calendar and capacity.

We continue to closely monitor the impact of the global COVID-19 pandemic on all aspects of our business. We face potential delays in resolving pending legal matters as a result of court, administrative as well as other closures and delays as a result of COVID-19 in many of the jurisdictions in which we operate. The ultimate content, timing or effect of any potential future legislation or litigation and the outcome of other lawsuits cannot be predicted and may be delayed as a result of court closures and reduced court dockets as a result of the COVID-19 pandemic.

Assignors may pursue recovery on claims directly or may use recovery agents other than us in connection with the Assignor’s efforts to recover on claims.

With respect to the Assignors of the assigned claims, some of our agreements exclude from the assignment of claims those claims that are assigned to or being pursued by other recovery vendors of the Assignor at the time of the assignment. We have identified instances where the Assignor did not filter its data provided to us to account for such exclusions. This resulted in some claims being identified by us for purposes of our recovery estimates. This also has resulted in other recovery agents of the Assignor making collections on claims that we previously believed were assigned to us. Although we endeavor to seek appropriate clarification from Assignors to properly identify claims that are being pursued by other recovery vendors, due to the nature and volume of data, it may not be possible to identify with precision all such claims. While we do not believe that there is any overlap with other recovery vendors with respect to assigned claims to be material, there can be no assurance as to the ultimate impact on our recoveries or our business.

If lawyers who we rely on to litigate claims and defenses do not exercise due skill and care, or the interests of their clients do not align with the interests of our clients, there may be a material adverse effect on the value of our assets.

We are particularly reliant on lawyers to litigate claims and defenses with due skill and care. If they are unable or unwilling to do this for any reason, it is likely to have a material adverse effect on the value of our assets. We may have limited experience or no prior dealings with such lawyers and there can be no guarantee that the outcome of a case will be in line with our or the lawyers’ assessment of the case or that such lawyers will perform with the expected skill and care.

Our business and future growth depend on our ability to successfully expand the volume of our healthcare claims and obtain data from new Assignors and healthcare claims from our existing Assignor base.

We expect a significant portion of our future revenue growth to come from expanding the volume of claims we are assigned; this includes obtaining claims and data from new Assignors as well as our existing Assignors. Our efforts to do so may not be successful. If we are unable to successfully expand the scope of healthcare claims assigned from potential and existing Assignors, it could have a material adverse effect on our growth and on our business, financial condition and results of operations.

The positions we will typically acquire in connection with our acquisition of claims are unsecured and may be effectively subordinated to other obligations.

The types of claims we invest in are typically unsecured, and therefore will be subordinated to existing or future secured obligations and may be subordinated to other unsecured obligations of the parties against which we seek recoveries. The repayment of these claims and rights is subject to significant uncertainties. The holders of other obligations may have priority over us to collect amounts due to them and therefore would be entitled to be paid in full before assets would be available for distribution to us.

Our investments in claims may entail special risks including, but not limited to, fraud on the part of the Assignor of the claim.

One concern in investing in claims is the possibility of material misrepresentations or omissions on the part of an Assignor, underlying beneficiary or other counterparty (e.g., some Assignors may set out to defraud investors like us). For example, an Assignor may misrepresent the quality, validity or existence of a claim or other information provided to us. There is no assurance we will detect such fraud and any inaccuracy or incompleteness, if undetected, may adversely affect the valuation of one or more claims and adversely affect our business and performance. Under certain circumstances, recoveries may be reclaimed if any such payment or distribution is later determined to have been a fraudulent conveyance.

Internal improvements to healthcare claims and retail billing processes by our Assignors could reduce the need for, and revenue generated by, our solutions, which could have a material adverse effect on our business, financial condition and results of operations.

We offer solutions that help our Assignors enhance payment accuracy in an increasingly complex environment, including through our Chase to Pay platform. Over time, our work may increase compliance amongst third-party payers. If such processes continue to improve, demand for our solutions could be reduced. With enough time and investment, many of our Assignors may be able to reduce or resolve recurring payment process complexities and resulting payment inaccuracies. As the skills, experience and resources of such technology, systems and personnel improve, they may be able to identify payment inaccuracies before using our services, which would reduce the payment inaccuracies identified by our solutions and our ability to generate revenue, which could have a material adverse effect on our business, financial condition and results of operations.

Healthcare spending fluctuations, simplification of the healthcare delivery and reimbursement system, programmatic changes to the scope of benefits and limitations to payment integrity initiatives could reduce the need for our data-driven solutions, which could have a material adverse effect on our business, financial condition and results of operations.

Our solutions improve our Assignors’ ability to accurately pay healthcare claims and prevent or recover inaccurate payments, which often are a result of complexities in the healthcare claims payment system. Although the healthcare benefit and payment systems continue to grow in complexity due to factors such as increased regulation and increased healthcare enrollment, the need for and user adoption of our solutions and/or the scope and profitability of the solutions that we provide to our Assignors could be negatively affected by, among other things:

•

simplification of the U.S. healthcare delivery and reimbursement systems, either through shifts in the commercial healthcare marketplace or through legislative or regulatory changes at the federal or state level;

•	reductions in the scope of private sector or government healthcare benefits (for example, decisions to eliminate coverage of certain services);

•	the transition of healthcare beneficiaries from fee-for-service plans to value-based plans;

•	the adoption of healthcare plans with significantly higher deductibles;

•	limits placed on payment integrity initiatives, including the Medicare RAC program; and

•	lower than projected growth in private health insurance or the various Medicare and Medicaid programs, including Medicare Advantage.

Any of these developments could have a material adverse effect on our business, financial condition and results of operations.

If our existing Assignors prematurely terminate their agreement with us or if either party materially breaches an agreement, and we can no longer receive future assignments of healthcare claims recoveries, it could have a material adverse effect on our business, financial condition and results of operations.

We expect in the future to derive a significant portion of our revenue from our existing Assignors and, accordingly, we are reliant on ongoing data transfers and the associated assignments of claims from existing Assignors. As a result, maintaining these relationships is critical to our future growth and our business, financial condition and results of operations. We may experience significantly more difficulty than we anticipate in maintaining our existing Assignor agreements. Factors that may affect our ability to continue providing our services under such agreements for our services and our ability to sell additional solutions include:

•	the price, performance and functionality of our solutions;

•	the availability, price, performance and functionality of competing solutions;

•	our Assignors’ perceived ability to review claims accurately using their internal resources;

•	our ability to develop complementary solutions;

•	our continued ability to access the data necessary to enable us to effectively develop and deliver new solutions to Assignors;

•	the stability and security of our platform;

•	changes in healthcare laws, regulations, or trends; and

•	the business environment of our Assignors.

Pursuant to the claims recovery and assignment agreements with our Assignors, the Assignors may choose to discontinue one or more services under an existing contract, may exercise flexibilities within their contracts to adjust service volumes, and may breach or terminate the contract prior to its agreed upon completion date. A material breach by either party to the agreement may also result in the termination of receiving future claims. Any such occurrences could reduce our revenue from these Assignors. Although a cancellation or termination of a contract does not revoke the original assignment from our Assignors in many instances because such assignment was irrevocable, termination still affects future transfers of data and future assignment of claims. Accordingly, such cancellations or terminations can constrain our growth and result in a decrease in revenue, which could have a material adverse effect on our business, financial condition and results of operations.

If we are unable to develop new Assignor relationships, it could have a material adverse effect on our business, financial condition and results of operations.

As part of our strategy, we seek to develop new Assignor relationships, principally among healthcare payers and providers. Our ability to develop new relationships depends on a variety of factors, including the quality and performance of our solutions, as well as the ability to market and sell our solutions effectively and differentiate ourselves from our competitors. We may not be successful in developing new Assignor relationships. If we are unable to develop new Assignor relationships, it could have a material adverse effect on our business, financial condition and results of operations.

In some events, we may act as a servicing agent for another party. If one of these parties terminates their agreement with us or if either party materially breaches an agreement, it could have a material adverse effect on our business, financial condition and results of operations.

Sometimes, we may provide our services as a servicing agent to third parties. These services include, but are not limited to, identifying, processing, prosecuting and recovering monies related to recoverable claims. As a servicing agent, we will act as an independent contractor on behalf of a contracting party who owns the rights to certain recoverable claims. If a party terminates such servicing agreement with us, or if either party is in default of any servicing agreement, it could have a material adverse effect on our business, financial condition and results of operations.

We have long sales and implementation cycles for many of our data-driven solutions and if we fail to close sales after expending time and resources, or if we experience delays in implementing the solutions, it could have a material adverse effect on our business, financial condition and results of operations.

Potential customers generally perform a thorough evaluation of available payment accuracy solutions and require us to expend time, effort and money educating them as to the value of our solutions prior to entering into a contract with them. We may expend significant funds and management resources during the sales cycle and ultimately fail to close the sale. Our sales cycle may be extended due to our potential customer’s budgetary constraints or for other reasons. In addition, following a successful sale, the implementation of our systems frequently involves a lengthy process, as we onboard the new customer’s healthcare data into our proprietary systems. If we are unsuccessful in closing sales after expending funds and management resources or if we experience delays in such sales or in implementing our solutions, it could have a material adverse effect on our business, financial condition and results of operations.

If our Assignors’ risk agreements change, it can have a material adverse effect on our business, financial condition and results of operations.

Many of our Assignors are first-tier entities, as defined in 42 CFR § 422.2. A first-tier entity is a party that enters into a written arrangement, acceptable to CMS, with an MAO or applicant to provide administrative services or healthcare services for a Medicare eligible individual under the Medicare Advantage program. These entities enter into risk agreements with downstream entities, as defined under 42 CFR § 422.2. If these agreements change or include any restrictions on the assignability of claims, it can have a material adverse effect on our recoveries, business, financial condition, and results of operations.

We obtain and process a large amount of sensitive data. Our systems and networks may be subject to cyber-security breaches and other disruptions that could compromise our information. Any real or perceived improper use of, disclosure of, or access to such data could harm our reputation as a trusted brand, as well as have a material adverse effect on our business, financial condition and results of operations.

We use, obtain and process large amounts of confidential, sensitive and proprietary data, including protected health information (“PHI”) subject to regulation under the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and personally identifiable information (“PII”) subject to state and federal privacy, security and breach notification laws. The secure processing and maintenance of this information is critical to our operations and business strategy. We face risks associated with new and untested personnel, processes and technologies which have recently been implemented to augment our security and privacy management programs. If our security measures or those of the third-party vendors we use who have access to this information are inadequate or are breached as a result of third-party action, employee error, malfeasance, malware, phishing, hacking attacks, system error, trickery or otherwise, and, as a result, someone obtains unauthorized access to sensitive information, including PHI and PII, on our systems or our providers’ systems, our reputation and business could be damaged. We cannot guarantee that our security efforts will prevent breaches or breakdowns to our or our third-party vendors’ databases or systems.

In addition, our operations are spread across the United States and Puerto Rico and we rely heavily on technology to communicate internally and efficiently perform our services. We have implemented measures that are designed to mitigate the potential adverse effects of a disruption, relocation or change in operating environment; however, we cannot provide assurance that the situations we plan for and the amount of insurance coverage that we maintain will be adequate in any particular case. In addition, despite system redundancy and security measures, our systems and operations are vulnerable to damage or interruption from, among other sources:

•	power loss, transmission cable cuts and telecommunications failures;

•	damage or interruption caused by fire, earthquakes and other natural disasters;

•	attacks by hackers or nefarious actors;

•	human error;

•	computer viruses and other malware or software defects; and

•	physical break-ins, sabotage, intentional acts of vandalism, terrorist attacks and other events beyond our control.

If we encounter a business interruption, if we fail to effectively maintain our information systems, if it takes longer than we anticipate to complete required upgrades, enhancements or integrations or if our business continuity plans and business interruption insurance do not effectively compensate on a timely basis, we could suffer operational disruptions, disputes with Assignors, civil or criminal penalties, regulatory problems, increases in administrative expenses, loss of our ability to produce timely and accurate financial and other reports or other adverse consequences, any of which could have a material adverse effect on our business, financial condition and results of operations.

Because of the large amount of data that we collect and manage, it is possible that hardware failures or errors in our systems could result in data loss or corruption or cause the information that we collect to be incomplete or contain inaccuracies that our partners regard as significant. If our data were found to be inaccurate or unreliable due to fraud or other error, or if we, or any of the third-party service providers we engage, were to fail to maintain information systems and data integrity effectively, we could experience operational disruptions that may hinder our ability to provide services, establish appropriate pricing for services, retain and attract Assignors, establish reserves, report financial results timely and accurately and maintain regulatory compliance, among other things. Additionally, as Assignors maintain their own supporting documentation, data and records, it is possible that they may provide us with erroneous or inaccurate data. The occurrence of any of these events could cause our solutions to be perceived as vulnerable, cause our Assignors to lose confidence in our solutions, negatively affect our ability to attract new Assignors and cause existing Assignors to terminate or not renew our solutions. If the information is lost, improperly disclosed or threatened to be disclosed, we could incur significant liability and be subject to regulatory scrutiny and penalties. Furthermore, we could be forced to expend significant resources in response to a security breach, including investigating the cause of the breach, repairing system damage, increasing cyber-security protection costs by deploying additional personnel and protection technologies, notifying and providing credit monitoring to affected individuals, paying regulatory fines and litigating and resolving legal claims and regulatory actions, all of which could increase our expenses and divert the attention of our management and key personnel away from our business operations.

In addition, if our own confidential business information were improperly disclosed, our business could be materially adversely affected. A core aspect of our business is the reliability and security of our technology platform. Any perceived or actual breach of security could have a significant impact on our reputation as a trusted brand, cause us to lose existing Assignors, prevent us from obtaining new Assignors, require us to expend significant funds to remedy problems caused by breaches and to implement measures to prevent further breaches and expose us to legal risk and potential liability. Any security breach at a third-party vendor providing services to us could have similar effects. Any breach or disruption of any systems or networks on which we rely could have a material adverse effect on our business, financial condition and results of operations.

Our information technology strategy and execution are critical to our continued success. We expect to continue to invest in long-term solutions that will enable us to continue being a differentiator in the market and to protect against cybersecurity risks and threats. Our success is dependent, in large part, on maintaining the effectiveness of existing technology systems and continuing to deliver and enhance technology systems that support our business processes in a cost-efficient and resource-efficient manner. Increasing regulatory and legislative changes will place additional demands on our information technology infrastructure that could have a direct impact on resources available for other projects tied to our strategic initiatives. In addition, recent trends toward greater patient engagement in health care require new and enhanced technologies, including more sophisticated applications for mobile devices. Connectivity among technologies is becoming increasingly important. We must also develop new systems to meet current market standards and keep pace with continuing changes in information processing technology, evolving industry and regulatory standards and patient needs. Failure to do so may present compliance challenges and impede our ability to deliver services in a competitive manner. Further, because system development projects are long-term in nature, they may be more costly than expected to complete and may not deliver the expected benefits upon completion. Our failure to effectively invest in, implement improvements to and properly maintain the uninterrupted operation and data integrity of our information technology and other business systems could adversely affect our results of operations, financial position and cash flow.

If we fail to innovate and develop new solutions, or if these new solutions are not adopted by existing and potential Assignors or other users, it could have a material adverse effect on our business, financial condition and results of operations.

Our results of operations and continued growth will depend on our ability to successfully develop and market new solutions that our existing and potential Assignors or other users are willing to adopt. For example, as part of our “Chase to Pay” model, we launched LifeWallet in January 2022, a platform designed to organize and facilitate access to users’ medical records. We cannot provide assurance that our new or modified solutions will be responsive to Assignor or users preferences or industry changes, or that the product and service development initiatives we prioritize will yield the gains that we anticipate, if any.

If we are unable to predict market preferences or if our industry changes, or if we are unable to modify our solutions on a timely basis, we may lose Assignors or fail to attract new ones. If existing Assignors are not willing to adopt new solutions, or if potential Assignors or other users do not value such new solutions, it could have a material adverse effect on our business, financial condition and results of operations.

Certain of our activities present the potential for identity theft or similar illegal behavior by our employees or contractors with respect to third parties, which could have a material adverse effect on our business, financial condition and results of operations.

Our solutions involve the use and disclosure of personal information that in some cases could be used to impersonate third parties or otherwise improperly gain access to their data or funds.

If any of our employees or contractors take, convert, or misuse such information, or we experience a data breach creating a risk of identity theft, we could be liable for damages and our business reputation could be damaged. In addition, we could be perceived to have facilitated or participated in illegal misappropriation of documents or data and, therefore, be subject to civil or criminal liability. In addition, federal and state regulators may take the position that a data breach or misdirection of data constitutes an unfair or deceptive act or trade practice. We also may be required to notify individuals affected by any data breaches. Further, a data breach or similar incident could impact the ability of our Assignors that are creditors to comply with the federal “red flags” rules, which require the implementation of identity theft prevention programs to detect, prevent and mitigate identity theft in connection with Assignor accounts, which could be costly. If data utilized in our solutions are misappropriated for the purposes of identity theft or similar illegal behavior, it could have a material adverse effect on our reputation, business, financial condition and results of operations.

If we fail to comply with applicable privacy, security and data laws, regulations and standards, including with respect to third-party service providers that utilize sensitive personal information on our behalf, it could have a material adverse effect on our reputation, business, financial condition and results of operations.

In order to provide our services and solutions, we often receive, process, transmit and store PHI and PII of individuals, as well as other financial, confidential and proprietary information belonging to our Assignors and third parties from which we obtain information (e.g., private insurance companies, financial institutions, etc.). The receipt, maintenance, protection, use, transmission, disclosure, and disposal of this information is regulated at the federal, state, international and industry levels and we are also obligated by our contractual requirements with customers. These laws, rules and requirements are subject to frequent change. Compliance with new privacy and security laws, regulations and requirements may result in increased operating costs and may constrain or require us to alter our business model or operations. For example, we are subject to federal regulation as a result of the Final Omnibus Privacy, Security, Breach Notification and Enforcement Rules (the “Omnibus Final Rule”) amendments to the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009. We collectively refer to these acts and their implementing federal regulations, including the Omnibus Final Rule, as “HIPAA.”

HIPAA establishes privacy and security standards that limit our use and disclosure of PHI and requires us to implement administrative, physical and technical safeguards to ensure the confidentiality, integrity and availability of PHI, as well as notify our covered entity customers of breaches of unsecured PHI and security incidents. HIPAA also imposes direct penalties on us for violations of its requirements. In addition to HIPAA, we are also subject to varying state laws governing the use and disclosure of PII, including medical record information, as well as state laws requiring notification in case of a breach of such information. The Omnibus Final Rule significantly increased the risk of liability to us, our business associates and subcontractors by making us directly subject to many of HIPAA’s requirements and made more incidents of inadvertent disclosure reportable and subject to penalties.

We act as a business associate to our covered entity customers because we collect, use, disclose and maintain PHI in order to provide services to these customers. HIPAA requires us to enter into satisfactory written business associate agreements with our covered entity customers, which contain specified written assurances that we will safeguard PHI that we create or access and will fulfill other material obligations. Under the Omnibus Final Rule, we may be held directly liable under our business associate agreements and HIPAA for any violations of HIPAA. Therefore, we could face contractual liability with our Assignors as well as liability to the government under HIPAA if we do not comply with our business associate obligations and those provisions of HIPAA that are applicable to us. While we take measures to comply with applicable laws and regulations as well as our internal privacy policies, such laws, regulations and related legal standards for privacy and security continue to evolve and any failure or perceived failure to comply with applicable laws, regulations and standards may result in threatened or actual proceedings, actions and public statements against us by government entities, private parties, consumer advocacy groups or others, or could cause us to lose Assignors, which could have a material adverse effect on our business, financial condition and results of operations. The penalties for a violation of HIPAA are significant and, if imposed, could have a material adverse effect on our business, financial condition and results of operations. While we have included protections in our contracts with our third-party service providers, as required by the Omnibus Final Rule, we have limited oversight or control over their actions and practices. In addition, we could also be exposed to data breach risk if there is unauthorized access to one of our or our subcontractors’ secured facilities or from lost or stolen laptops, other portable media from current or former employee theft of data containing PHI, from misdirected mailings containing PHI, or other forms of administrative or operational error. HHS conducts audits to assess HIPAA compliance efforts by covered entities and business associates. An audit resulting in findings or allegations of noncompliance could have a material adverse effect on our results of operations, financial position and cash flows.

Additional risks include our ability to effectively manage growth, process, store, protect and use personal data in compliance with governmental regulations, contractual obligations and other legal obligations related to privacy and security and manage our obligations as a provider of healthcare services under Medicare and Medicaid.

Noncompliance or findings of noncompliance with applicable laws, regulations or requirements, or the occurrence of any privacy or security breach involving the misappropriation, loss or other unauthorized disclosure of sensitive personal information, whether by us or by one of our third-party service providers, could have a material adverse effect on our reputation and business, including, among other consequences, mandatory disclosure to the media, loss of existing or new Assignors, significant increases in the cost of managing and remediating privacy or security incidents and material fines, penalties and litigation awards, any of which could have a material adverse effect on our results of operations, financial position and cash flows. Further, if such laws and regulations are not enforced equally against other competitors in a particular market, our compliance with such laws may put us a competitive disadvantage vis-à-vis competitors who do not comply with such requirements.

We have Assignors throughout the United States and our solutions may contain healthcare information of patients located across all 50 states and Puerto Rico. Therefore, we may be subject to the privacy laws of each such jurisdiction, which may vary and, in some cases, can impose more restrictive requirements than federal law. Where state laws are more protective, we have to comply with the stricter provisions. In addition to fines and penalties imposed upon violators, some of these state laws also afford private rights of action to individuals who believe their personal information has been misused. California’s patient privacy laws, for example, provide for penalties of up to $250,000 and permit injured parties to sue for damages. The interplay of federal and state laws may be subject to varying interpretations by courts and government agencies, creating complex compliance issues for us and our Assignors and potentially exposing us to additional expense, adverse publicity and liability. Further, as regulatory focus on privacy issues continues to increase and laws and regulations concerning the protection of personal information expand and become more complex, these potential risks to our business could intensify. Changes in laws or regulations associated with the enhanced protection of certain types of sensitive data, such as PHI or PII, along with increased customer demands for enhanced data security infrastructure, could greatly increase our cost of providing our services, decrease demand for our services, reduce our revenue and/or subject us to additional liabilities.

The following legal and regulatory developments also could have a material adverse effect on our business, financial condition and results of operations:

•	amendment, enactment, or interpretation of laws and regulations that restrict the access and use of personal information and reduce the supply of data available to Assignors;

•	changes in cultural and consumer attitudes to favor further restrictions on information collection and sharing, which may lead to regulations that prevent full utilization of our solutions;

•	failure of our solutions to comply with current laws and regulations; and

•	failure of our solutions to adapt to changes in the regulatory environment in an efficient, cost-effective manner.

Changes in legislation, both federal and state, or in laws relating to healthcare programs and policies, and steps we take in anticipation of such changes, particularly as they relate to the Medicare Secondary Payer Act and Medicare and Medicaid programs, could have a material adverse effect on our business, financial condition and results of operations.

Approximately 88% of our expected recoveries arise from claims being brought under the Medicare Secondary Payer Act. This law allows us to pursue recoveries against Primary Payers for reimbursement of medical expenses that our Assignors paid for when Primary Payers (i.e. liability insurers) were responsible for payment. While we believe we have been successful at both the federal and state level in establishing a legal basis for our recoveries, changes to the laws on which we base our recoveries, particularly the Medicare Secondary Payer Act, can adversely affect our business. For example, the Repair Abuses of MSP Payments Act (RAMP Act, H.R. 8063) that was introduced to the U.S. House of Representatives in June 2022 seeks to repeal the private cause of action under the Medicare Secondary Payer Act – a fundamental component of how we are able to calculate damages. The Medicare Secondary Payer Act’s private cause of action incentivizes private parties, such as MSP Recovery, to pursue reimbursement of conditional payments by rewarding them with double damages. The repeal of the private cause of action would remove the possibility of recovering double damages. Also, any changes to the Federal Medicare and Medicaid programs can affect our ability to attract new Assignors and acquire new data, thus substantially affecting our business, growth and recoveries. If the Medicare Secondary Payer Act is substantially changed or repealed, or if the RAMP Act were enacted to apply retroactively, it could significantly reduce our potential recoveries and have a material adverse effect on our business, financial condition and results of operations.

Changes in the United States healthcare environment, or in laws relating to healthcare programs and policies, and steps we take in anticipation of such changes, particularly as they relate to the Affordable Care Act and Medicare and Medicaid programs, could have a material adverse effect on our business, financial condition and results of operations.

The healthcare industry in the United States is subject to a multitude of changing political, economic and regulatory influences that affect every aspect of our healthcare system. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (the “Affordable Care Act”), made major changes in how healthcare is delivered and reimbursed, and generally increased access to health insurance benefits to the uninsured and underinsured population of the United States. Among other things, the Affordable Care Act increased the number of individuals with Medicaid and private insurance coverage, implemented reimbursement policies that tie payment to quality, facilitated the creation of accountable care organizations that may use capitation and other alternative payment methodologies, strengthened enforcement of fraud and abuse laws and encouraged the use of information technology. However, many of these changes require implementing regulations that have not yet been drafted or have been released only as proposed rules. In addition, there have been and continue to be a number of legislative and regulatory initiatives to contain healthcare costs, reduce federal and state government spending on healthcare products and services and limit or restrict the scope of the Medicare RAC program and other program integrity initiatives.

Future changes to the Affordable Care Act and to the Medicare and Medicaid programs and other federal or state healthcare reform measures may lower reimbursement rates, establish new payment models, increase or decrease government involvement in healthcare, decrease the Medicare RAC program and otherwise change the operating environment for us and our Assignors. If efforts to waive, modify or otherwise change the Affordable Care Act, in whole or in part, are successful, if we are unable to adapt our solutions to meet changing requirements or expand service delivery into new areas, or the demand for our solutions is reduced as a result of healthcare organizations’ reactions to changed circumstances and financial pressures, it could have a material adverse effect on our business, financial condition and results of operations.

Healthcare organizations may react to such changed circumstances and financial pressures, including those surrounding the implementation of the Affordable Care Act, by taking actions such as curtailing or deferring their retention of service providers, which could reduce the demand for our data driven solutions and, in turn, have a material adverse effect on our business, financial condition and results of operations.

A significant portion of our claims comes from a limited number of Assignors, and the loss of one or more of these Assignors could have a material adverse effect on our business, financial condition and results of operations.

We have acquired a significant portion of our claims from and entered into agreements for new services with a limited number of large Assignors. These Assignors assign these claims with an irrevocable assignment from the Assignor to us (“assignment agreement”) each with different and/or staggered terms. In addition, we also rely on our reputation and recommendations from key Assignors to promote our solutions to potential new Assignors.

Further, our ability to pursue a significant portion of our claims depends on our arrangements pursuant to which we are granted access to health care data, which may be terminated upon the occurrence of certain events. See “- We use various data sources in our business and if we lose access to those data sources it could have a material adverse effect on our business, financial condition, and results of operations.” Accordingly, if any of these Assignors fail to renew or terminate their existing agreements with us, it could have a material adverse effect on our business, financial condition and results of operations.

Our revenues and operations are dependent upon a limited number of key existing payers and our Assignors’ continued relationship with those payers, and disruptions in those relationships (including renegotiation, non-renewal or termination of capitation agreements) or the inability of such payers to maintain their contracts with the Centers for Medicare and Medicaid Services, or CMS, could adversely affect our business.

Our operations are dependent on a concentrated number of payers with whom our Assignors contract to provide services. The loss of these contracts for our Assignors could have a material adverse effect on our business, results of operations, financial condition and cash flows. The sudden loss of any of our Assignors’ payer partners or the renegotiation of any of our Assignors’ payer contracts could adversely affect our operating results.

Moreover, our inability to maintain agreements with our Assignors with respect to their health care claims recovery rights and data or to negotiate favorable terms for those agreements in the future could result in the loss of revenue and could have a material adverse effect on our profitability and business.

The data healthcare analytics and healthcare payment market is relatively new and unpenetrated, and if it does not develop or if it develops more slowly than we expect, it could have a material adverse effect on our business, financial condition and results of operations.

The data healthcare analytics and healthcare payment accuracy market is relatively new and the overall market opportunity remains relatively unpenetrated. It is uncertain whether this market will achieve and sustain high levels of demand, client acceptance and market adoption. Our success will depend to a substantial extent on the willingness of our Assignors to use, and to increase the frequency and extent of their utilization of our solutions, as well as on our ability to demonstrate the value of data-driven solutions and payment accuracy solutions to healthcare payers and government agencies. If our Assignors or other potential customers do not perceive the benefits of our data-driven solutions, then our market may not continue to develop, or it may develop more slowly than we expect. If any of these events occurs, it could have a material adverse effect on our business, financial condition and results of operations.

Negative publicity concerning the data healthcare analytics and healthcare payment accuracy industry or patient confidentiality and privacy could limit the future growth of the healthcare payment accuracy market.

Our data-driven solutions help prevent and recover improper payments made to healthcare providers. As a result, healthcare providers, insurers, third-party payers and others have criticized the healthcare payment accuracy industry and have hired lobbyists to discredit the reported success that payment accuracy solutions have had in improving the accuracy of payments. Further, negative publicity regarding patient confidentiality and privacy could limit market acceptance of our healthcare solutions. Many consumer advocates, privacy advocates and government regulators believe that the existing laws and regulations do not adequately protect privacy. They have become increasingly concerned with the use of personal information. As a result, they are lobbying for further restrictions on the dissemination or commercial use of personal information to the public and private sectors. If healthcare providers, privacy advocates and others are successful in creating negative publicity for the healthcare payment accuracy industry, government and private healthcare payers could hesitate to contract with payment accuracy providers, such as us, which could have a material adverse effect on our reputation, business, financial condition and results of operations.

We face significant competition and we expect competition to increase.

Competition among providers of healthcare payment accuracy solutions to U.S. healthcare insurance companies is strong and we may encounter additional competition as new competitors enter this area.

Our current healthcare solutions competitors include:

•	other payment accuracy vendors, including vendors focused on discrete aspects of the healthcare payment accuracy process;

•	fraud, waste, and abuse claim edit and predictive analysis companies;

•	primary claims processors;

•	numerous regional utilization management companies;

•	in-house payment accuracy capabilities;

•	Medicare RACs; and

•	Healthcare consulting firms and other third-party liability service providers.

We may not be able to compete successfully against existing or new competitors. In addition, we may be forced to increase the consideration we provide for assigned claims or lower our pricing, or the demand for our data-driven solutions may decrease as a result of increased competition. Further, a failure to be responsive to our existing and potential Assignors’ needs could hinder our ability to maintain or expand our Assignor base, hire and retain new employees, pursue new business opportunities, complete future acquisitions and operate our business effectively. Any inability to compete effectively could have a material adverse effect on our business, financial condition and results of operations.

If we are unable to protect our proprietary technology, information, processes and know-how, the value of our solutions may be diminished, which could have a material adverse effect on our business, financial condition and results of operations.

We rely significantly on proprietary technology, information, processes and know-how that are not subject to patent or copyright protection. We seek to protect this information through trade secret or confidentiality agreements with our employees, consultants, subcontractors or other parties, as well as through other security measures. These agreements and security measures may be inadequate to deter misappropriation of intellectual property and may be insufficient to protect our proprietary information. Misappropriation of our intellectual property by third parties, or any disclosure or dissemination of our business intelligence, queries, algorithms and other similar information by any means, could undermine competitive advantages we currently derive or may derive therefrom. Any of these situations could result in our expending significant time and incurring expense to enforce our intellectual property rights. Although we have taken measures to protect our proprietary rights, others may compete with our business by offering solutions or services that are substantially similar to ours. If the protection of our proprietary rights is inadequate to prevent unauthorized use or appropriation by third parties or our employees, the value of our solutions, brand and other intangible assets may be diminished and competitors may be able to more effectively offer solutions that have the same or similar functionality as our solutions, which could have a material adverse effect on our business, financial condition and results of operations.

Our success depends on our ability to protect our intellectual property rights.

Our success depends in part on our ability to protect our proprietary software, confidential information and know-how, technology and other intellectual property and intellectual property rights. To do so, we rely generally on copyright, trademark and trade secret laws, confidentiality and invention assignment agreements with employees and third parties, and license and other agreements with consultants, vendors and Assignors. There can be no assurance that employees, consultants, vendors and Assignors have executed such agreements or have not breached or will not breach their agreements with us, that we will have adequate remedies for any breach, or that our trade secrets will not otherwise become known or independently developed by competitors. Additionally, we monitor our use of open source software to avoid uses that would require us to disclose our proprietary source code or violate applicable open source licenses, but if we engaged in such uses inadvertently, we could be required to take remedial action or release certain of our proprietary source code. These scenarios could have a material adverse effect on our business, financial condition and results of operations. In addition, despite the protections we place on our intellectual property, a third party could, without authorization, copy or otherwise obtain and use our products or technology, or develop similar technology. In addition, agreement terms that address non-competition are difficult to enforce in many jurisdictions and might not be enforceable in certain cases.

As we begin to pursue patents, we might not be able to obtain meaningful patent protection for our technology. In addition, if any patents are issued in the future, they might not provide us with any competitive advantages or might be successfully challenged by third parties.

We rely on unpatented proprietary technology. It is possible that others will independently develop the same or similar technology or otherwise obtain access to our unpatented technology. To protect our trade secrets and other proprietary information, we require employees, consultants, advisors and collaborators to enter into confidentiality agreements. We cannot assure you that these agreements will provide meaningful protection for our trade secrets, know-how, or other proprietary information in the event of any unauthorized use, misappropriation, or disclosure of such trade secrets, know-how, or other proprietary information. Further, the theft or unauthorized use or publication of our trade secrets and other confidential business information could reduce the differentiation of our services and harm our business, and the value of our investment in development or business acquisitions could be reduced and third parties might make claims against us related to losses of their confidential or proprietary information.

We rely on our trademarks, service marks, trade names and brand names to distinguish our services from the services of our competitors and have registered or applied to register many of these trademarks. We cannot assure you that our trademark applications will be approved. Third parties may also oppose our trademark applications or otherwise challenge our use of the trademarks. In the event that our trademarks are successfully challenged, we could be forced to rebrand our services, which could result in loss of brand recognition and could require us to devote resources advertising and marketing new brands. Further, we cannot assure you that competitors will not infringe our trademarks or that we will have adequate resources to enforce our trademarks. Additionally, if we expand our focus to the international payment accuracy market, there is no guarantee that our trademarks, service marks, trade names and brand names will be adequately protected.

Our ability to obtain, protect and enforce our intellectual property rights is subject to uncertainty as to the scope of protection, registrability, patentability, validity and enforceability of our intellectual property rights in each applicable jurisdiction, as well as the risk of general litigation or third-party oppositions.

Existing U.S. federal and state intellectual property laws offer only limited protection. Moreover, if we expand our business into markets outside of the United States, our intellectual property rights may not receive the same degree of protection as they would in the United States because of the differences in foreign trademark and other laws concerning proprietary rights. Governments may adopt regulations, and government agencies or courts may render decisions, requiring compulsory licensing of intellectual property rights. When we seek to enforce our intellectual property rights, we may be subject to claims that the intellectual property rights are invalid or unenforceable. Litigation may be necessary in the future to enforce our intellectual property rights and to protect our trade secrets. Litigation brought to protect and enforce our intellectual property rights could be costly, time consuming and distracting to management and could result in the impairment or loss of portions of our intellectual property rights. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights. Our inability to protect our proprietary technology against unauthorized copying or use, as well as any costly litigation or diversion of our management’s attention and resources, could delay further sales or the implementation of our solutions, impair the functionality of our solutions, delay introductions of new solutions, result in our substituting inferior or more costly technologies into our solutions, or have a material adverse effect on our business, financial condition and results of operations.

Our qui tam litigation may be subject to Government Intervention and Dismissal pursuant to 31 U.S.C. § 3730(c)(2)(A).

We file qui tam (“whistleblower”) actions on behalf of the United States federal government (“Federal Government”) under the False Claims Act, 31 U.S.C. § 3729 et seq. These actions give the Federal Government the opportunity to intervene and participate in the action. The False Claims Act authorizes the Attorney General to dismiss a qui tam action over the relator’s objection. The action can be dismissed if the Federal Government determines their best interests are not served with the litigation. This can be the case if the litigation does not advance their interests, preserve their limited resources or avoid adverse precedent.

The Federal Government may dismiss an action notwithstanding the objections of the relator if the relator has received notice from the Federal Government and the person is afforded an opportunity to be heard on the Federal Government’s motion to dismiss. Courts have stated that the Federal Government has an “unfettered” right to dismiss a qui tam action. Swift v. United States, 318 F.3d 250, 252 (D.C. Cir. 2003). Federal Government intervention as well as dismissal pursuant to 31 U.S.C. § 3730(c)(2)(A), can negatively affect our business and our recovery efforts.

We are subject to extensive government regulation. Any violation of the laws and regulations applicable to us or a negative audit or investigation finding could have a material adverse effect on our business, financial condition and results of operations.

Much of our business is regulated by the Federal Government and the states in which we operate. The laws and regulations governing our operations generally are intended to benefit and protect individual citizens, including government program beneficiaries, health plan members and providers, rather than stockholders. The government agencies administering these laws and regulations have broad latitude to enforce them. These laws and regulations regulate how we do business, what services we offer and how we interact with our Assignors, providers, other healthcare payers and the public. Increased involvement by us in analytic or audit work that can have an impact on the eligibility of individuals for medical coverage or specific benefits could increase the likelihood and incidence of us being subjected to scrutiny or legal actions by parties other than our Assignors, based on alleged mistakes or deficiencies in our work, with significant resulting costs and strain on our resources.

In addition, because we may receive payments from federal and state governmental agencies, we may become subject to various laws, including the Federal False Claims Act and similar state statutes, which permit government law enforcement agencies to institute suits against us for violations and, in some cases, to seek double or treble damages, penalties and assessments. In addition, private citizens, acting as whistleblowers, can sue on behalf of the Federal Government under the “qui tam” provisions of the Federal False Claims Act and similar statutory provisions in many states.

The expansion of our operations into new products and services may further expose us to requirements and potential liabilities under additional statutes and legislative schemes that previously have not been relevant to our business, such as banking statutes, that may both increase demands on our resources for compliance activities and subject us to potential penalties for noncompliance with statutory and regulatory standards.

If the government discovers improper or illegal activities in the course of audits or investigations, we may be subject to various civil and criminal penalties and administrative sanctions, which may include termination of contracts, forfeiture of profits, suspension of payments, fines and suspensions and debarment from doing business with the government. Such risks, particularly under the Federal False Claims Act and similar state fraud statutes, have increased in recent years due to legislative changes that have (among other amendments) expanded the definition of a false claim to include, potentially, any unreimbursed overpayment received from, or other monetary debt owed to, a government agency. If we are found to be in violation of any applicable law or regulation, or if we receive an adverse review, audit or investigation, any resulting negative publicity, penalties or sanctions could have an adverse effect on our reputation in the industry, impair our ability to compete for new contracts and have a material adverse effect on our business, financial condition and results of operations.

Our business depends on effective information processing systems that are compliant with current HIPAA transaction and code set standards and the integrity of the data in, and operations of, our information systems, as well as those of other entities that provide us with data or receive data from us.

Our ability to conduct our operations and accurately report our financial results depends on the integrity of the data in our information systems and the integrity of the processes performed by those systems. These information systems and applications require continual maintenance, upgrading and enhancement to meet our operational needs, satisfy Assignor requests and handle and enable our expansion and growth. Despite our testing and quality control measures, we cannot be certain that errors or system deficiencies will not be found and that remediation can be done in a timeframe that is acceptable to our Assignors or that Assignor relationships will not be impaired by the occurrence of errors or the need for remediation. In addition, implementation of upgrades and enhancements may cost more, take longer or require more testing than originally expected. Given the large amount of data we collect and manage, it is possible that hardware failures, errors or technical deficiencies in our systems could result in data loss or corruption or cause the information that we collect, utilize or disseminate to be incomplete or contain inaccuracies that our Assignors regard as significant.

Moreover, because we submit high volumes of monetary claims to third parties, the efficiency and effectiveness of our own operations are to some degree dependent on the claims processing systems of these third parties and their compliance with any new transaction and code set standards. Since October 1, 2015, health plans, commercial payers and healthcare providers have been required to transition to the new ICD-10 coding system, which greatly expands the number and detail of diagnosis codes used for inpatient, outpatient and physician claims. The transition to the new transaction and code set standard is expensive, time-consuming and may initially result in disruptions or delays as we and other stakeholders make necessary system adjustments to be fully compliant and capable of exchanging data.

In addition, we may experience delays in processing claims and therefore earning our fees if the third parties with whom we work are not in full compliance with these new standards in the required timeframe. Claims processing systems failures, incapacities or deficiencies internal to these third parties could significantly delay or obstruct our ability to recover money, and thereby interfere with our performance and our ability to generate revenue in the timeframe we anticipate, which in turn could have a material adverse effect on our business, financial condition and results of operations.

In the event we fail to maintain our Security Organization Control 2, HITRUST or other certifications, we could be in breach of our obligations under our contracts, fines and other penalties could result and we may suffer reputational harm and damage to our business.

In addition to government regulations and securities laws, we are subject to self-regulatory standards and industry certifications that may legally or contractually apply to us. These include Security Organization Control 2 (“SOC 2”), with which we are currently compliant. In the event we fail to maintain our SOC 2 compliance or fail to receive recertification from HITRUST, we could be in breach of our obligations under Assignor and other contracts, fines and other penalties could result, and we may suffer reputational harm and damage to our business. Further, our Assignors may expect us to comply with more stringent privacy and data security requirements than those imposed by laws, regulations or self-regulatory requirements, and we may be obligated contractually to comply with additional or different standards relating to our handling or protection of data.

Any failure or perceived failure by us to comply with federal or state laws or regulations, industry standards or other legal obligations, or any actual or suspected privacy or security incident, whether or not resulting in unauthorized access to, or acquisition, release or transfer of PII or other data, may result in governmental enforcement actions and prosecutions, private litigation, fines and penalties or adverse publicity and could cause our Assignors to lose trust in us, which could have an adverse effect on our reputation and business. We may be unable to make such changes and modifications in a commercially reasonable manner or at all, and our ability to pursue recoveries could be limited. Any of these developments could harm our business, financial condition and results of operations. Privacy and data security concerns, whether valid or invalid, may inhibit retention of our systems by existing Assignors or onboarding onto or, in the case of our Chase to Pay services, adoption of our systems by new Assignors. For more information on Chase to Pay services, please see the section entitled “Business - Chase to Pay.”

Costs associated with, and our ability to obtain and maintain adequate insurance, could adversely affect our profitability and financial condition.

We hold a number of insurance policies, including directors’ and officers’ liability insurance, business interruption insurance, property insurance and workers’ compensation insurance. The cost of maintaining directors’ and officers’ liability insurance has increased substantially over the past few years and could continue to increase, due to general market trends, as part of an evaluation of our specific loss history and other factors. If the costs of maintaining adequate insurance coverage should increase significantly in the future, our operating results could be materially adversely affected. Likewise, if any of our current insurance coverage should become unavailable to us or become economically impractical, we would be required to operate our business without indemnity from commercial insurance providers. Similarly, if we exhaust our current insurance coverage for any given policy period, we would be required to operate our business without indemnity from commercial insurance providers for any claims made that are attributable to that policy period.

Our services could become subject to new, revised or enhanced regulatory requirements in the future, which could result in increased costs, could delay or prevent our introduction of new solutions, or could impair the function or value of our existing solutions, which could have a material adverse effect on our business, financial condition and results of operations.

The healthcare industry is highly regulated at the federal, state and local levels, and is subject to changing legislative, regulatory, political and other influences. As has been the trend in recent years, it is reasonable to assume that there will continue to be increased government oversight and regulation of the healthcare industry in the future. Changes to existing laws and regulations, or the enactment of new federal and state laws and regulations affecting the healthcare industry, could create unexpected liabilities for us, could cause us or our Assignors to incur additional costs and could restrict our or our Assignors’ operations. Many healthcare laws are complex, subject to frequent change and dependent on interpretation and enforcement decisions from government agencies with broad discretion. We cannot assure our stockholders as to the ultimate content, timing or effect of any new healthcare legislation or regulations, nor is it possible at this time to estimate the impact of potential new legislation or regulations on our business. In addition, federal and state legislatures periodically have considered programs to reform or amend the U.S. healthcare system at both the federal and state level, such as the enactment of the Affordable Care Act. It is possible that the changes to the Medicare, Medicaid or other governmental healthcare program reimbursements may serve as precedent to possible changes in other payers’ reimbursement policies in a manner adverse to us. Similarly, changes in private payer reimbursements could lead to adverse changes in Medicare, Medicaid and other governmental healthcare programs, which could have a material adverse effect on our business, financial condition and results of operations. Our failure to anticipate accurately the application of these laws and similar or future laws and regulations, or our failure to comply with them, could create liability for us, result in adverse publicity and have a material adverse effect on our business, financial condition and results of operations.

While we believe that we have structured our agreements and operations in material compliance with applicable healthcare laws and regulations, there can be no assurance that we will be able to successfully address changes in the current regulatory environment. We believe that our business operations materially comply with applicable healthcare laws and regulations. However, some of the healthcare laws and regulations applicable to us are subject to limited or evolving interpretations, and a review of our business or operations by a court, law enforcement or a regulatory authority might result in a determination that could have a material adverse effect on us. Furthermore, the healthcare laws and regulations applicable to us may be amended or interpreted in a manner that could have a material adverse effect on our business, prospects, results of operations and financial condition.

Our services may become subject to new or enhanced regulatory requirements and we may be required to change or adapt our services in order to comply with these regulations. If we fail to successfully implement a new regulatory framework, it could adversely affect our ability to offer services deemed critical by our Assignors, which could have a material adverse effect on our business, financial condition and results of operations. New or enhanced regulatory requirements may render our solutions obsolete or prevent us from performing certain services. Further, new or enhanced regulatory requirements could impose additional costs on us, thereby making existing solutions unprofitable, and could make the introduction of new solutions more costly or time consuming than we anticipate, which could have a material adverse effect on our business, financial condition and results of operations.

If we fail to accurately estimate the factors upon which we base our contract pricing, we may generate less profit than expected or incur losses on those contracts, which could have a material adverse effect on our business, financial condition and results of operations.

Our Assignor contracts are generally recovery-based. We receive a fee for such contracts based on the monies identified and ultimately recovered. Our ability to earn a profit on a performance-based agreement requires that we accurately estimate the costs involved and outcomes likely to be achieved and assess the probability of completing multiple tasks and transactions within the contracted time period.

We derive a relatively small portion of our revenue on a “fee-for-service” basis whereby billing is based upon a flat fee or a fee per hour. To earn a profit on these contracts, we must accurately estimate costs involved and assess the probability of achieving certain milestones within the contracted time period. If we do not accurately estimate the costs and timing for completing projects, or if we encounter increased or unexpected costs, delays, failures, liabilities or risks, including those outside of our control, our contracts could prove unprofitable for us or yield lower profit margins than anticipated. Although we believe that we have recorded adequate provisions in our financial statements for losses on our fee-for-service contracts where applicable, as required under GAAP, we cannot provide assurance that our contract provisions will be adequate to cover all actual future losses. The inability to accurately estimate the factors upon which we base our contract pricing could have a material adverse effect on business, financial condition and results of operations.

If we fail to cost-effectively develop widespread brand awareness and maintain our reputation, or if we fail to achieve and maintain market acceptance, our business could suffer.

We believe that maintaining and enhancing our reputation and brand recognition is critical to our relationships with our Assignors and ability to attract new Assignors. The promotion of our brand may require us to make substantial investments and we anticipate that, as our market becomes increasingly competitive, these marketing initiatives may become increasingly difficult and expensive. Our marketing activities may not be successful or yield increased revenue and to the extent that these activities yield increased revenue, the increased revenue may not offset the expenses we incur and our results of operations could be harmed. In addition, any factor that diminishes our reputation or that of our management, including failing to meet expectations, or any adverse publicity or litigation involving or surrounding us, could make it substantially more difficult for us to attract new Assignors. In addition, negative publicity resulting from any adverse government audit could injure our reputation. If we do not successfully maintain and enhance our reputation and brand recognition, our business may not grow and we could lose our relationships with Assignors, which would harm our business, results of operations and financial condition.

The registered or unregistered trademarks or trade names that we own or license may be challenged, infringed, circumvented, declared generic, lapsed or determined to be infringing on or dilutive of other marks. We may not be able to protect our rights in these trademarks and trade names, which we need in order to build name recognition with Assignors, payers and other partners. In addition, third parties may in the future file for registration of trademarks similar or identical to our trademarks. If they succeed in registering or developing common law rights in such trademarks, and if we are not successful in challenging such third-party rights, we may not be able to use these trademarks to promote our business in certain relevant jurisdictions. If we are unable to establish name recognition based on our trademarks and trade names, we may not be able to compete effectively and our brand recognition, reputation and results of operations may be adversely affected.

Our ability to execute on business plans, maintain high levels of service or adequately address competitive challenges will be negatively impacted if we fail to properly manage our growth, which could have a material adverse effect on our business, financial condition and results of operations.

In recent years, our size and the scope of our business operations have expanded rapidly, and we expect that we will continue to grow and expand into new areas within the healthcare industry; however, such growth and expansion has resulted in nominal revenue to date and carries costs and risks that, if not properly managed, could have a material adverse effect on our business, financial condition and results of operations. To effectively manage our business plans, we must continue to improve our operations, while remaining competitive. We must also be flexible and responsive to our Assignors’ needs and to changes in the political, economic and regulatory environment in which we operate. The greater size and complexity of our expanding business puts additional strain on our administrative, operational and financial resources and makes the determination of optimal resource allocation more difficult. A failure to anticipate or properly address the demands that our growth and diversification may have on our resources and existing infrastructure may result in unanticipated costs and inefficiencies and could adversely impact our ability to execute on our business plans and growth goals, which could have a material adverse effect on our business, financial condition and results of operations.

We may require significant capital expenditures and the allocation of valuable management resources to grow and change in these areas. We must effectively increase our headcount and continue to effectively train and manage our employees. We will need to continue to hire, train and manage additional qualified information technology, operations and marketing staff, and improve and maintain our technology and information systems to properly manage our growth. If our new hires perform poorly, or if we are unsuccessful in hiring, training, managing and integrating these new employees, or if we are not successful in retaining our existing employees, our business may be adversely affected. We will be unable to manage our business effectively if we are unable to alleviate the strain on resources caused by growth in a timely and successful manner. If we fail to effectively manage our anticipated growth and change, the quality of our services may suffer, which could negatively affect our brand and reputation and harm our ability to attract and retain Assignors and employees.

We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly changing industries, including increasing expenses as we continue to grow our business. We expect our operating expenses to increase significantly over the next several years as we continue to hire additional personnel, expand our operations and infrastructure, and continue to expand to reach more Assignors. In addition to the expected costs to grow our business, we also expect to incur additional legal, accounting, investor relations and other expenses as a newly public company. These investments may be more costly than we expect, and if we do not achieve the benefits anticipated from these investments, or if the realization of these benefits is delayed, they may not result in increased revenue or growth in our business. If our growth rate were to decline significantly or become negative, it could adversely affect our financial condition and results of operations. If we are not able to achieve or maintain positive cash flow in the long term, we may require additional financing, which may not be available on favorable terms or at all and/or which could be dilutive to our stockholders. Our failure to achieve or maintain profitability could negatively impact the value of our common stock.

We may not be able to obtain additional capital to continue the development of our business.

There can be no assurance that our future proposed operations and claims recovery will be implemented successfully or that we will ever have profits. If we are unable to successfully recover on claims and continue pursuing recoveries, holders of our common stock may lose their entire investment. We face all of the risks inherent in a new business and a new public company, including the expenses, difficulties, complications and delays frequently encountered in connection with conducting operations, including the need for significant additional capital requirements and management’s potential underestimation of initial and ongoing costs. In evaluating our business and future prospects, these difficulties should be considered. If we are not effective in addressing these risks, we would not be able to implement our business strategy and our results of operations would be adversely affected. To date, the Company’s sources of liquidity to fund working capital have been through funds from servicing agreements, member contributions and investments from other third parties. Our ability to obtain necessary financing may be impaired by factors such as the health of and access to capital markets, our limited track record or the substantial doubt about our ability to continue as a going concern.

If we do not successfully integrate future acquisitions or strategic partnerships that we may enter into, we may not realize the anticipated benefits of any such acquisitions or partnerships, which could have a material adverse effect on our business, financial condition and results of operations.

We expect to pursue future acquisitions in order to expand and diversify our business. We may also form strategic partnerships with third parties that we believe will complement or augment our existing business. We cannot, however, provide assurance that we will be able to identify any potential acquisition or strategic partnership candidates, consummate any additional acquisitions or enter into any strategic partnerships or that any future acquisitions or strategic partnerships will be successfully integrated or will be advantageous to us. Entities we acquire may not achieve the revenue and earnings we anticipate or their liabilities may exceed our expectations. We could face integration issues pertaining to the internal controls and operational functions of the acquired companies and we also could fail to realize cost efficiencies or synergies that we anticipated when selecting our acquisition candidates. Assignor dissatisfaction or performance problems with a particular acquired entity or resulting from a strategic partnership could have a material adverse effect on our reputation as a whole. We may be unable to profitably manage any acquired entities, or we may fail to integrate them successfully without incurring substantial expenses, delays or other problems. We may not achieve the anticipated benefits from any strategic partnerships we form. In addition, business acquisitions and strategic partnerships involve a number of risks that could affect our business, financial condition and results of operations, including but not limited to:

•	our ability to integrate operational, accounting and technology policies, processes and systems and the implementation of those policies and procedures;

•	our ability to integrate personnel and human resources systems as well as the cultures of each of the acquired businesses;

•	our ability to implement our business plan for the acquired business;

•	transition of operations, users and Assignors to our existing platforms or the integration of data, systems and technology platforms with our platforms;

•	compliance with regulatory requirements and avoiding potential conflicts of interest in markets that we serve;

•	diversion of management’s attention and other resources;

•	our ability to retain or replace key personnel;

•	our ability to maintain relationships with the clients of the acquired business or a strategic partner and further develop the acquired business or the business of our strategic partner;

•	our ability to cross-sell our solutions of the acquired businesses or strategic partners to our respective Assignors;

•	entry into unfamiliar markets;

•	assumption of unanticipated legal or financial liabilities and/or negative publicity related to prior acts by the acquired entity;

•	litigation or other claims in connection with the acquired company, including claims from terminated employees, Assignors, former stockholders or third parties;

•	misuse of intellectual property by our strategic partners;

•	disagreements with strategic partners or a misalignment of incentives within any strategic partnership;

•	becoming significantly leveraged as a result of incurring debt to finance an acquisition;

•	unanticipated operating, accounting or management difficulties in connection with the acquired entities; and

•	impairment of acquired intangible assets, including goodwill, and dilution to our earnings per share.

If we fail to successfully integrate the businesses that we acquire or strategic partnerships that we enter into, we may not realize any of the benefits we anticipate in connection with the acquisitions or partnerships, which could have a material adverse effect on our business, financial condition and results of operations.

We may incur substantial additional indebtedness, including in connection with future claims acquisitions.

We may incur substantial additional indebtedness in order to finance acquisitions, which are an important part of our long-term growth strategy, or otherwise in connection with financing our operations, and such increased leverage could adversely affect our business. In particular, the increased leverage could increase our vulnerability to sustained, adverse macroeconomic weakness, limit our ability to obtain further financing and limit our ability to pursue other operational and strategic opportunities. The increased leverage, potential lack of access to financing and increased expenses could have a material adverse effect on our financial condition, results of operations and cash flows.

In connection with the Prepaid Forward, we may receive only a portion of the Prepayment Amount, which could materially affect the amount of proceeds we receive from the Prepaid Forward.

Pursuant to the Prepaid Forward described in “MSP Recovery Inc.’s Management’s Discussion and Analysis of Financial Condition and Results of Operations - Sources of Liquidity”, and in Note 16 Derivative Liabilities in our June 30, 2022 unaudited interim condensed combined and consolidated financial statements, CF entered into an agreement for the Prepaid Forward (the “Confirmation”) in which it agreed to acquire up to 3.5 million shares of Class A Common Stock from holders of Common Stock that had elected or intended to redeem Common Stock in connection with the Business Combination at a price per share equal to the redemption price as defined in the Company’s amended and restated certificate of incorporation, as amended from time to time (the “Redemption Price”). Upon the closing of the Business Combination, the Company paid to CF $11,420,144.79, which was the product of the number of shares subject to the Forward Purchase Agreement multiplied by the Redemption Price (the “Prepayment Amount”).

At any time, and from time to time, after May 23, 2022 (the closing of the Business Combination), CF may sell Subject Shares (as defined in the Confirmation) at its sole discretion in one or more transactions, publicly or privately and, in connection with such sales, terminate the Prepaid Forward in whole or in part in an amount corresponding to the Terminated Shares. Any OET Shares will cease to be Subject Shares. CF will give written notice to MSP of any sale of Subject Shares by CF within one business day of the date of such sale, such notice to include the date of the sale, the number of Subject Shares sold, and the sale price per Subject Share. In connection with each such optional early termination, on the Valuation Date (as defined in the Confirmation), (a) CF will receive from the Escrow Account an amount equal to the positive excess, if any, of (x) the product of the Redemption Price and the aggregate number of OET Shares over (y) an amount equal to the proceeds received by CF in connection with sales of the OET Shares, and (b) the Company will receive from the Escrow Account the amount set forth in (y) above.

Because CF is not obligated to sell any shares under the Prepaid Forward and the amounts to be released to us from the Escrow Account will be reduced to the extent CF sells shares for less than the Redemption Price, we will not receive any amount with respect to shares not sold by CF and the amounts we receive for any shares sold may be significantly less than their Redemption Price, which could significantly affect the amount of proceeds we receive and reduce the liquidity benefit we might receive from the Prepaid Forward.

If we fail to maintain or upgrade our operational platforms, it could have a material adverse effect on our business, financial condition and results of operations.

We expect to make substantial investments in and changes to our operational platforms, systems and applications to compete effectively and keep up with technological advances. We may also face difficulties in integrating any upgraded platforms into our current technology infrastructure. In addition, significant technological changes could render our existing solutions obsolete. Although we have invested, and will continue to invest, significant resources in developing and enhancing our solutions and platforms, any failure to keep up with technological advances or to integrate upgraded operational platforms and solutions into our existing technology infrastructure could have a material adverse effect on our business, financial condition and results of operations.

We are currently party to and may in the future become party to additional litigation, regulatory or other dispute resolution proceedings. Adverse judgments or settlements in any of these proceedings could have a material adverse effect on our business, financial condition and results of operations.

We are currently party to, and may in the future become party to, lawsuits and other claims against us that arise from time to time in the ordinary course of our business. These may include lawsuits and claims related to, for example, contracts, subcontracts, protection of confidential information or trade secrets, wage and benefits, employment of our workforce or compliance with any of a wide array of state and federal statutes, rules and regulations that pertain to different aspects of our business. We also may be required to initiate expensive litigation or other proceedings to protect our business interests. In addition, because of the payments we may receive from potential future government Assignors, we may become subject to unexpected inquiries, investigations, legal actions or enforcement proceedings pursuant to the False Claims Act, healthcare fraud, waste and abuse laws or similar legislation. Any investigations, settlements or adverse judgments stemming from such legal disputes or other claims may result in significant monetary damages or injunctive relief against us, as well as reputational injury that could adversely affect us. In addition, litigation and other legal claims are subject to inherent uncertainties and management’s view of currently pending legal matters may change in the future. Those uncertainties include, but are not limited to, costs of litigation, unpredictable judicial or jury decisions and the differing laws and judicial proclivities regarding damage awards among the states in which we operate. Unexpected outcomes in such legal proceedings, or changes in management’s evaluation or predictions of the likely outcomes of such proceedings (possibly resulting in changes in established reserves) could have a material adverse effect on our business, financial condition and results of operations.

If we are unable to successfully identify and recover on future claims, our results of operations could be adversely affected.

As a part of our business plan, we have acquired the right to pursue recoveries and we intend to continue to pursue acquiring additional claims to support our business strategy. These recoveries can involve a number of risks and challenges, any of which could cause significant operating inefficiencies and adversely affect our growth and profitability. Such risks and challenges include:

•	underperformance relative to our expectations and the price paid for the claims;

•	unanticipated demands on our management and operational resources;

•	failure to successfully recover on legal claims;

•	difficulty in integrating personnel, operations, and systems;

•	maintaining current customers and securing future customers of the combined businesses;

•	assumption of liabilities; and

•	litigation-related charges.

The profits of claims may take considerable time to recover and certain recoveries may fall short of expected returns. If our recoveries are not successful, we may record impairment charges. Our ability to grow our capital will depend upon our success at identifying and recovering legal claims, which requires substantial judgment in assessing their values, strengths, weaknesses, liabilities, and potential profitability, as well as the availability of capital.

If we fail to accurately calculate the Paid Amount and Paid Value of Potential Recoverable Claims, it can have a material adverse effect on our business, results of operations, financial condition, and cash flows.

Typically, we identify recoverable claims using our proprietary algorithms which comb through historical paid claims data and search for possible recoveries based on the various Funnels and Layers we have identified. Our potential ability to achieve recovery revenues are based largely on the Paid Value of Potentially Recoverable Claims of our portfolio and our ability to discover, quantify and settle the gap between Billed Amount and Paid Amount on a large scale. If we fail to accurately calculate the Paid Amount or the Paid Value of Potential Recoverable Claims, the Recovery Multiple or the recovery rights we are entitled to may not be appropriately captured, which may have a material adverse effect on our business, results of operations, financial condition and cash flows.

We use software vendors, utility providers and network providers in our business and if they cannot deliver or perform as expected or if our relationships with them are terminated or otherwise change, it could have a material adverse effect on our business, financial condition and results of operations.

Our ability to service our Assignors and deliver and implement solutions requires that we work with certain third-party providers, including software vendors, utility providers and network providers, and depends on such third parties meeting our expectations in both timeliness and quality. We might incur significant additional liabilities if the services provided by these third parties do not meet our expectations, if they terminate or refuse to renew their relationships with us or if they were to offer their services to us on less advantageous terms, which could have a material adverse effect on our business, financial condition and results of operations. In addition, while there are backup systems in many of our operating facilities, an extended outage of utility or network services supplied by these vendors or providers could impair our ability to deliver our solutions, which could have a material adverse effect on our business, financial condition and results of operations.

We use various data sources in our business and if we lose access to those data sources, it could have a material adverse effect on our business, financial condition, and results of operations.

Our ability to service our Assignors and deliver and implement solutions requires that we use several data sources when identifying recoveries. If we were to lose access to those data sources, including as a result of any termination of our data access arrangements, it could have a material adverse effect on our business, financial condition and results of operations.

Third parties may claim that we are infringing their intellectual property, and we could suffer significant litigation or licensing expenses or be prevented from selling certain solutions, which could have a material adverse effect on our business, financial condition and results of operations.

We could be subject to claims that we are misappropriating or infringing intellectual property or other proprietary rights of others. These claims, even if not meritorious, could be expensive to defend and divert management’s attention from our operations. If we become liable to third parties for infringing these rights, we could be required to pay a substantial damage award and develop non-infringing technology, cease using the solutions or providing the services that use or contain the infringing intellectual property or obtain a license. We may be unable to develop non-infringing solutions or obtain a license on commercially reasonable terms, or at all. We may also be required to indemnify our Assignors if they become subject to third-party claims relating to intellectual property that we license or otherwise provide to them, which could be costly. If we are subject to claims of misappropriating or infringing the intellectual property or other proprietary rights of others, it could have a material adverse effect on our business, financial condition and results of operations.

Changes in, or interpretations of, tax rules and regulations may adversely affect our effective tax rates.

We have operations throughout the United States and in Puerto Rico. Accordingly, we are subject to taxation in many jurisdictions with increasingly complex tax laws, the application of which can be uncertain.

Unanticipated changes in our tax rates could affect our future financial condition and results of operations. Our future effective tax rates could be unfavorably affected by changes in the tax rates in jurisdictions where our income is earned and taxed, by changes in, or our interpretation of, tax rules and regulations in the jurisdictions in which we do business, by increases in expenses not deductible for tax purposes including impairments of goodwill, by changes in GAAP or other applicable accounting standards or by changes in the valuation of our deferred tax assets and liabilities.

In addition, we are subject to the continual examination of our income tax returns by the U.S. Internal Revenue Service (“IRS”) and other domestic and international tax authorities. Tax authorities in various jurisdictions may disagree with and subsequently challenge the amount of profits taxed in their state or country, which may result in increased tax liability, including accrued interest and penalties, which would cause our tax expense to increase. There can be no assurance that the final determination of any of these examinations will not have a material adverse effect on our financial condition and results of operations.

We will be required to pay the TRA Parties (as defined in the TRA) for most of the benefits relating to, among other things, an increase in tax attributes as a result of the Company’s direct and indirect allocable share of existing tax basis acquired in the Business Combination, and the Company’s increase in its allocable share of existing tax basis and anticipated tax basis adjustments we receive in connection with sales or exchanges of Up-C Units after the Business Combination.

In connection with the Business Combination, we entered into a Tax Receivable Agreement with the TRA Parties (as defined in the TRA) that provides for the payment by the Company to such TRA Parties of 85% of the benefits, if any, that the Company is deemed to realize (calculated using certain assumptions) as a result of (i) the Company’s direct and indirect allocable share of existing tax basis acquired in the Business Combination, (ii) increases in the Company’s allocable share of existing tax basis and tax basis adjustments that will increase the tax basis of the tangible and intangible assets of Opco as a result of the Business Combination and as a result of sales or exchanges of Up-C Units for cash or shares of the Company’s Class A common stock, and (iii) certain other tax benefits related to entering into the Tax Receivable Agreement, including tax benefits attributable to payments under the Tax Receivable Agreement. These increases in existing tax basis and tax basis adjustments generated over time may reduce the amount of tax that the Company would otherwise be required to pay in the future, although the IRS may challenge all or part of the validity of that tax basis, and a court could sustain such a challenge. Actual tax benefits realized by the Company may differ from tax benefits calculated under the Tax Receivable Agreement as a result of the use of certain assumptions in the Tax Receivable Agreement, including the use of an assumed weighted-average state and local income tax rate to calculate tax benefits. The payment obligation under the Tax Receivable Agreement is an obligation of the Company and not of Opco. While the amount of existing tax basis, the anticipated tax basis adjustments and the actual amount and utilization of tax attributes, as well as the amount and timing of any payments under the Tax Receivable Agreement, will vary depending upon a number of factors, including the timing of exchanges of Up-C Units for shares of the Company common stock, the applicable tax rate, the price of shares of the Company’s Class A common stock at the time of exchanges, the extent to which such exchanges are taxable and the amount and timing of our income, we expect that as a result of the size of the transfers and increases in the tax basis of the tangible and intangible assets of Opco and our possible utilization of tax attributes, including existing tax basis acquired at the time of the Business Combination, the payments that the Company may make under the Tax Receivable Agreement will be substantial. The payments under the Tax Receivable Agreement are not conditioned on the exchanging holders of Opco Units or other TRA Parties continuing to hold ownership interests in us. To the extent payments are due to the TRA Parties under the Tax Receivable Agreement, the payments are generally required to be made within five business days after the tax benefit schedule (which sets forth the Company’s realized tax benefits covered by the Tax Receivable Agreement for the relevant taxable year) is finalized. The Company is required to deliver such a tax benefit schedule to the TRA Parties’ Representative (as defined in the TRA), for its review, within ninety calendar days after the due date (including extensions) of the Company’s federal corporate income tax return for the relevant taxable year.

In certain cases, payments under the Tax Receivable Agreement may be accelerated and/or significantly exceed the actual benefits the Company realizes in respect of the tax attributes subject to the Tax Receivable Agreement.

The Company’s payment obligations under the Tax Receivable Agreement will be accelerated in the event of certain changes of control or its election to terminate the Tax Receivable Agreement early. The accelerated payments will relate to all relevant tax attributes then allocable to the Company in the case of an acceleration upon a change of control and to all relevant tax attributes allocable or that would be allocable to the Company (in the case of an election by the Company to terminate the Tax Receivable Agreement early, assuming all Up-C Units were then exchanged). The accelerated payments required in such circumstances will be calculated by reference to the present value (at a specified discount rate determined by reference to LIBOR) of all future payments that holders of Up-C Units or other recipients would have been entitled to receive under the Tax Receivable Agreement, and such accelerated payments and any other future payments under the Tax Receivable Agreement will utilize certain valuation assumptions, including that the Company will have sufficient taxable income to fully utilize the deductions arising from the increased tax deductions and tax basis and other benefits related to entering into the Tax Receivable Agreement. In addition, recipients of payments under the Tax Receivable Agreement will not reimburse us for any payments previously made under the Tax Receivable Agreement if such tax basis and the Company’s utilization of certain tax attributes is successfully challenged by the IRS (although any such detriment would be taken into account in future payments under the Tax Receivable Agreement). The Company’s ability to achieve benefits from any existing tax basis, tax basis adjustments or other tax attributes, and the payments to be made under the Tax Receivable Agreement, will depend upon a number of factors, including the timing and amount of our future income. As a result, even in the absence of a change of control or an election to terminate the Tax Receivable Agreement, payments under the Tax Receivable Agreement could be in excess of 85% of the Company’s actual cash tax benefits.

Accordingly, it is possible that the actual cash tax benefits realized by the Company may be significantly less than the corresponding Tax Receivable Agreement payments or that payments under the Tax Receivable Agreement may be made years in advance of the actual realization, if any, of the anticipated future tax benefits. There may be a material negative effect on our liquidity if the payments under the Tax Receivable Agreement exceed the actual cash tax benefits that the Company realizes in respect of the tax attributes subject to the Tax Receivable Agreement and/or distributions to the Company by Opco are not sufficient to permit the Company to make payments under the Tax Receivable Agreement after it has paid taxes and other expenses. We may need to incur additional indebtedness to finance payments under the Tax Receivable Agreement to the extent our cash resources are insufficient to meet our obligations under the Tax Receivable Agreement as a result of timing discrepancies or otherwise, and these obligations could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control.

The acceleration of payments under the Tax Receivable Agreement in the case of certain changes of control may impair our ability to consummate change of control transactions or negatively impact the value of our Company common stock.

In the case of a “Change of Control” under the Tax Receivable Agreement (which is defined to include, among other things, a 50% change in control of the Company, the approval of a complete plan of liquidation or dissolution of the Company, or the disposition of all or substantially all of the Company’s direct or indirect assets), payments under the Tax Receivable Agreement will be accelerated and may significantly exceed the actual benefits the Company realizes in respect of the tax attributes subject to the Tax Receivable Agreement. We expect that the payments that we may make under the Tax Receivable Agreement (the calculation of which is described in the immediately preceding risk factor) in the event of a change of control will be substantial. As a result, our accelerated payment obligations and/or the assumptions adopted under the Tax Receivable Agreement in the case of a change of control may impair our ability to consummate change of control transactions or negatively impact the value received by owners of our Company common stock in a change of control transaction.

Our success may depend on the continued service and availability of key personnel.

Our success and future growth is dependent upon the ability of our executive officers, senior managers and other key personnel to operate and manage our business and execute on our growth strategies successfully. We cannot provide assurance that we will be able to continue to retain our executive officers, senior managers or other key personnel or attract additional key personnel. We may incur increased expenses in connection with the hiring, promotion, retention or replacement of any of these individuals. The loss of the services of any of our key personnel could have a material adverse effect on our business, financial condition and results of operations.

Our business is dependent on our ability to attract and retain qualified employees.

Our ability to operate our business and provide our solutions is dependent on our ability to recruit, employ, train and retain the skilled personnel who have relevant experience in the healthcare and data analytics industries as well as information technology professionals who can design, implement, operate and maintain complex information technology systems. For example, certain of our employees in our company must either have or rapidly develop a significant amount of technical knowledge with regard to medical insurance coding and procedures. In addition, certain of our retrospective data-driven solutions rely on a team of trained registered nurses or medical coding professionals to review medical information and provide feedback with respect to the medical appropriateness of care provided. Innovative, experienced and technologically proficient professionals, qualified nurses and experienced medical coding professionals are in great demand and are likely to remain a limited resource. Our ability to recruit and retain such individuals depends on a number of factors, including the competitive demands for employees having, or able to rapidly develop, the specialized skills we need and the level and structure of compensation required to hire and retain such employees. We may not be able to recruit or retain the personnel necessary to efficiently operate and support our business. Even if our recruitment and retention strategies are successful, our labor costs may increase significantly. In addition, our internal training programs may not be successful in providing inexperienced personnel with the specialized skills required to perform their duties. If we are unable to hire, train and retain sufficient personnel with the requisite skills without significantly increasing our labor costs, it could have a material adverse effect on our business, financial condition and results of operations.

General economic, political and market forces and dislocations beyond our control could reduce demand for our solutions, which could have a material adverse effect on our business, financial condition and results of operations.

The demand for our data-driven solutions may be impacted by factors that are beyond our control, including macroeconomic, political and market conditions, the availability of short-term and long-term funding and capital, the level and volatility of interest rates, currency exchange rates and inflation. The United States economy recently experienced periods of contraction and both the future domestic and global economic environments may continue to be less favorable than those of prior years. Any one or more of these factors may contribute to reduced activity and prices in the securities markets generally and could result in a reduction in demand for our solutions, which could have a material adverse effect on our business, results of operations and financial condition.

COVID-19 or another pandemic, epidemic, or outbreak of an infectious disease may have an adverse effect on our business, results of operations, financial condition and cash flows, the nature and extent of which are highly uncertain and unpredictable.

The severity, magnitude and duration of the ongoing COVID-19 pandemic is uncertain and rapidly changing. As of the date of this Form 10-Q, the extent to which the COVID-19 pandemic may impact our business, results of operations and financial condition remains uncertain. Furthermore, because of our business model, the full impact of the COVID-19 pandemic may not be fully reflected in our results of operations and overall financial condition until future periods.

Numerous state and local jurisdictions, including certain of the markets where we operate, had or have imposed, and others in the future may impose, “shelter-in-place” orders, quarantines, executive orders and similar government orders and restrictions for their residents to control the spread of COVID-19. Such orders or restrictions have resulted in periods of remote operations at our headquarters and medical centers, work stoppages among some vendors and suppliers, slowdowns and delays, travel restrictions and cancellation of events, among other effects, thereby negatively impacting our operations. Other disruptions or potential disruptions include restrictions on the ability of our personnel to travel; delays in actions of regulatory bodies; diversion of or limitations on employee resources that would otherwise be focused on the operations of our business, including because of sickness of employees or their families or the desire of employees to avoid contact with groups of people; business adjustments or disruptions of certain third parties; and additional government requirements or other incremental mitigation efforts. The extent to which the COVID-19 pandemic impacts our business will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity and spread of COVID-19 and the actions to contain COVID-19 or treat its impact, among others.

It is not currently possible to reliably project the direct impact of COVID-19 on our operating revenues and expenses. Key factors include the duration and extent of the outbreak in areas in which we operate, as well as societal and governmental responses.

In response to the COVID-19 pandemic, we made operational changes to the staffing and operations of our offices to minimize potential exposure to COVID-19. If the COVID-19 pandemic worsens, especially in regions where we have offices, our business activities originating from affected areas could be adversely affected. Disruptive activities could include business closures in impacted areas, further restrictions on our employees’ ability to travel, impacts to productivity if our employees or their family members experience health issues, and potential delays in hiring and onboarding of new employees. We may take further actions that alter our business operations as may be required by local, state, or federal authorities or that we determine are in the best interests of our employees. Such measures could negatively affect our sales and marketing efforts, and employee productivity, any of which could harm our financial condition and business operations.

We are concentrated in certain geographic regions, which makes us sensitive to regulatory, economic, environmental and competitive conditions in those regions.

Due to the concentration of our operations in Florida, our business may be adversely affected by economic conditions that disproportionately affect Florida as compared to other states. In addition, our exposure to many of the risks described herein are not mitigated by a diversification of geographic focus.

Moreover, regions in and around the southeastern United States commonly experience hurricanes and other extreme weather conditions. As a result, our offices, especially those in Florida and Puerto Rico, are susceptible to physical damage and business interruption from an active hurricane season or a single severe storm. Moreover, global climate change could increase the intensity of individual hurricanes or the number of hurricanes that occur each year. Even if our facilities are not directly damaged, we may experience considerable disruptions in our operations due to property damage or electrical outages experienced in storm-affected areas by our employees. Additionally, long-term adverse weather conditions, whether caused by global climate change or otherwise, could cause an outmigration of people from the communities where our offices are located. If any of the circumstances described above occurred, there could be a harmful effect on our business and our results of operations could be adversely affected.

We depend on our senior management team and other key employees, and the loss of one or more of these employees or an inability to attract and retain other highly skilled employees could harm our business.

Our success depends largely upon the continued services of our senior management team and other key employees. We rely on our leadership team in the areas of operations, information technology and security, marketing, compliance and general and administrative functions. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives, which could disrupt our business. The loss (including as a result of a COVID-19 infection) of one or more of the members of our senior management team, or other key employees, could harm our business. In particular, the loss of the services of our founder and Chief Executive Officer, John H. Ruiz, could significantly delay or prevent the achievement of our strategic objectives. Changes in our executive management team may also cause disruptions in, and harm to, our business.

Our overall business results may suffer from an economic downturn.

During periods of high unemployment, governmental entities often experience budget deficits as a result of increased costs and lower than expected tax collections. These budget deficits affect federal, state and local government entities and may result in reductions in spending for health and human service programs, including Medicare, Medicaid and similar programs, which represent significant payer sources for our Assignors.

Risks Related to Legal and Regulatory Matters and Being a Public Company

In this section, unless otherwise noted or the context otherwise requires, “we”, “us”, and “our” refer to MSP prior to the Business Combination and to the Company following the Business Combination.

We are controlled by the Members, including John H. Ruiz and Frank C. Quesada, whose interests may conflict with our interests and the interests of other stockholders.

The Members (or their designees) hold all of our issued and outstanding Class V Common Stock, which control approximately 97.9% of the combined voting power of our common stock, and John H. Ruiz and Frank C. Quesada, as a group, control approximately 97.8% of the combined voting power of our common stock. They effectively have the ability to determine all corporate actions requiring stockholder approval, including the election and removal of directors, any amendment to our certificate of incorporation or bylaws, or the approval of any merger or other significant corporate transaction, including a sale of substantially all of our assets. This could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of the Company, which could cause the market price of our Class A Common Stock to decline or prevent stockholders from realizing a premium over the market price for Class A Common Stock. The Members’ interests may conflict with our interests as a company or the interests of our other stockholders.

Our stockholders will experience substantial dilution as a consequence of, among other transactions, any future issuances of common stock.

The Company currently has an aggregate of 4,532,405 Public Warrants outstanding and no Private Warrants outstanding, which have become exercisable as of 10 days after closing of the Business Combination, on a cashless basis with an exercise price of $0.0001.

In addition, there are outstanding or designated Up-C Units that may be exchanged for 3,167,967,900 shares of Common Stock.

In addition, the Company will have the ability to issue up to 98,736,750 shares of Class A Common Stock pursuant to awards under the Incentive Plan. The shares of Class A Common Stock reserved for future issuance under the Incentive Plan will become eligible for sale in the public market once those shares are issued, subject to provisions relating to various vesting agreements, lock-up agreements and, in some cases, limitations on volume and manner of sale applicable to affiliates under Rule 144, as applicable. The aggregate number of shares that may be issued pursuant to awards under the Incentive Plan will be subject to an annual increase on January 1 of each calendar year (commencing with January 1, 2023 and ending on and including January 1, 2031) equal to the lesser of (i) a number of shares equal to 3% of the total number of shares actually issued and outstanding on the last day of the preceding fiscal year or (ii) a number of shares as determined by the Board. The Company is expected to file one or more registration statements on Form S-8 under the Securities Act to register shares of Class A Common Stock or securities convertible into or exchangeable for shares of Class A Common Stock issued pursuant to the Incentive Plan. Any such Form S-8 registration statements will automatically become effective upon filing. Accordingly, shares registered under such registration statements will be available for sale in the open market.

Depending upon market liquidity at the time, sales of shares of our Class A Common Stock under the CF Purchase Agreement may cause the trading price of our Class A Common Stock to decline. After CF has acquired shares under the CF Purchase Agreement, it may sell all, some or none of those shares. Sales to CF by us pursuant to the CF Purchase Agreement may result in substantial dilution to the interests of other holders of our Class A Common Stock. The sale of a substantial number of shares of our Class A Common Stock to CF, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales. However, we have the right to control the timing and amount of any sales of our shares to CF, and the CF Purchase Agreement may be terminated by us at any time at our discretion without penalty.

The sale of substantial amounts of shares of our Common Stock or warrants, or the perception that such sales could occur, could cause the prevailing market price of shares of our Common Stock and warrants to decline significantly. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. We believe the likelihood that warrant holders will exercise their warrants is dependent upon the market price of our Common Stock.

We qualify as a “controlled company” within the meaning of the Nasdaq listing standards and, as a result, our stockholders may not have certain corporate governance protections that are available to stockholders of companies that are not controlled companies.

So long as more than 50% of the voting power for the election of directors is held by an individual, a group or another company, we will qualify as a “controlled company” under the Nasdaq listing requirements. Mr. Ruiz controls more than a majority of the voting power of our outstanding capital stock. As a result, we qualify as a “controlled company” under the Nasdaq listing standards and will not be subject to the requirements that would otherwise require us to have: (i) a majority of “independent directors,” as defined under the listing standards of Nasdaq; (ii) a nominating and corporate governance committee comprised solely of independent directors; and (iii) a compensation committee comprised solely of independent directors. In addition, the Members, including John H. Ruiz and Frank C. Quesada have the ability to control matters requiring stockholder approval, including the election and removal of directors, any amendment to our certificate of incorporation or bylaws, or the approval of any merger or other significant corporate transaction, including a sale of substantially all of our assets. See “We are controlled by the Members, including John H. Ruiz and Frank C. Quesada, whose interests may conflict with our interests and the interests of other stockholders.”

The Members, including John H. Ruiz and Frank C. Quesada, may have their interest in us diluted due to future equity issuances, repurchases under the LLC Agreement from the MSP Principals in connection with the exercise of New Warrants or Members or their designees selling shares of Class A Common Stock, in each case, which could result in a loss of the “controlled company” exemption under the Nasdaq listing rules. We would then be required to comply with those provisions of the Nasdaq listing requirements.

There can be no assurance that we will be able to comply with the continued listing standards of Nasdaq.

Our Class A Common Stock, Public Warrants and New Warrants are currently listed on Nasdaq. If Nasdaq delists our Class A Common Stock, Public Warrants or New Warrants from trading on its exchange for failure to meet the listing standards, we and our stockholders could face significant material adverse consequences including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity for our securities;

•

a determination that the Class A Common Stock is a “penny stock” which will require brokers trading in the Class A Common Stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” To the extent our Class A Common Stock, Public Warrants and New Warrants are listed on Nasdaq, they are covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case.

If our shares are delisted from Nasdaq and become subject to the penny stock rules, it would become more difficult to trade our shares.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or authorized for quotation on certain automated quotation systems, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. If we do retain a listing on Nasdaq and if the price of our common stock is less than $5.00, our Common Stock will be deemed a penny stock. The penny stock rules require a broker-dealer, before a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document containing specified information. In addition, the penny stock rules require that before effecting any transaction in a penny stock not otherwise exempt from those rules, a broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive (i) the purchaser’s written acknowledgment of the receipt of a risk disclosure statement; (ii) a written agreement to transactions involving penny stocks; and (iii) a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our common stock, and therefore stockholders may have difficulty selling their shares.

Our success is dependent upon the efforts of our key personnel. The loss of key personnel could negatively impact the operations and profitability of the Company and its financial condition could suffer as a result.

It is possible that we will lose some key personnel, the loss of which could negatively impact the operations and profitability of the Company. We anticipate that some or all of the management of the Company will remain in place.

The Company’s success depends to a significant degree upon the continued contributions of senior management, certain of whom would be difficult to replace. Departure by certain of the Company’s officers could have a material adverse effect on the Company’s business, financial condition or operating results. The Company does not maintain key-man life insurance on any of its officers. The services of such personnel may not continue to be available to the Company.

We may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment.

Although due diligence was conducted on MSP prior to the Business Combination, we cannot assure you that this diligence surfaced all material issues that may be present in MSP’s business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of MSP’s business and outside of our and MSP’s control will not later arise. As a result of these factors, we may be forced to write down or write off assets, restructure operations, or incur impairment or other charges that could result in losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about the Company or its securities. Accordingly, any of our stockholders could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.

Unanticipated changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our financial condition and results of operations.

We will be subject to federal and state income taxes in the United States and potentially in other jurisdictions. Our future effective tax rates could be subject to volatility or adversely affected by a number of factors, including:

•	changes in the valuation of our deferred tax assets and liabilities;

•	expected timing and amount of the release of any tax valuation allowances;

•	tax effects of stock-based compensation;

•	changes in tax laws, regulations, or interpretations thereof; or

•	lower than anticipated future earnings in jurisdictions where we have lower statutory tax rates and higher than anticipated future earnings in jurisdictions where we have higher statutory tax rates.

In addition, we may be subject to audits of our income, sales and other transaction taxes by taxing authorities. Outcomes from these audits could have an adverse effect on our financial condition and results of operations.

Past performance by members of our management team may not be indicative of future performance of an investment in the Company.

Past performance by members of our management team is not a guarantee of success with respect to the Company. You should not rely on the historical record of members of our management team’s performance as indicative of the future performance of an investment in the Company or the returns the Company will, or is likely to, generate going forward.

We may be unable to obtain additional financing to fund the operations and growth of the Company.

We may require additional financing to fund the operations or growth of the Company. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the Company. None of our officers, directors or stockholders is required to provide any financing to us.

Changes in laws, regulations or rules, or a failure to comply with any laws, regulations or rules, may adversely affect our business, investments and results of operations.

We are subject to laws, regulations and rules enacted by national, regional and local governments and Nasdaq. In particular, we are required to comply with certain SEC, Nasdaq and other legal or regulatory requirements. Compliance with, and monitoring of, applicable laws, regulations and rules may be difficult, time-consuming and costly. Those laws, regulations or rules and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws, regulations or rules, as interpreted and applied, could have a material adverse effect on our business and results of operations.

In some jurisdictions, our recoveries may be limited due to legal restrictions, which may have negative consequences for the value or enforcement of our contractual agreements with our counterparties, for our ability to do business in certain jurisdictions or for our cost of doing business.

There exist in various jurisdictions prohibitions or restrictions in connection with purchasing claims from plaintiffs (known as maintenance, and a form of maintenance, called champerty), assignment of certain kinds of claims, and/or participating in a lawyer’s contingent fee interests. Such prohibitions and restrictions, to the extent they exist, are governed by the rules and regulations of each state and jurisdiction in the United States and vary in degrees of strength and enforcement in different states and federal jurisdictions. Some jurisdictions in the U.S. and other jurisdictions may not, for legal and professional ethics reasons, permit us to pursue certain recoveries, or the law and regulations in those jurisdictions may be uncertain, and accordingly we may not have the ability or the desire to pursue recoveries in these jurisdictions, thereby limiting the size of the potential market. If we, our counterparties or the lawyers handling the underlying matters were to be found to have violated the relevant prohibitions or restrictions in connection with certain matters, there could be a materially adverse effect on the value of the affected assets, our ability to enforce the relevant contractual agreements with our counterparties and the amounts we would be able to recover with respect to such matters, or our costs for such matters.

Anti-takeover provisions contained in our Charter and bylaws, as well as provisions of Delaware law, could impair a takeover attempt.

Our Second Amended and Restated Certificate of Incorporation (our “Charter”) contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together, these provisions may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities. These provisions include:

•
no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect candidates to serve as a director of the Board;
•
a classified board of directors with three-year staggered terms, which could delay the ability of stockholders to change the membership of a majority of the Board;
•
the requirement that, at any time from and after the date on which the voting power of John H. Ruiz and his affiliates represent less than 50% of the voting power of all of the then outstanding shares entitled to vote (“Voting Rights Threshold Date”), directors elected by the stockholders generally entitled to vote may be removed from the Board solely for cause and only by affirmative vote of the holders of at least 66 2/3% of the voting power of the then outstanding shares entitled to vote, voting together as a single class
•
the exclusive right of the Board to fill newly created directorships and vacancies with respect to directors elected by the stockholders generally entitled to vote, which prevents stockholders from being able to fill vacancies on the Board;
•
the prohibition on stockholder action by written consent from and after the Voting Rights Threshold Date, which forces stockholder action from and after the Voting Rights Threshold Date to be taken at an annual or special meeting of stockholders;
•
the requirement that special meetings of stockholders may only be called by the Chairperson of the Board, the Chief Executive Officer of the Company or the Board, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors;
•
the requirement that, from and after the Voting Rights Threshold Date, amendments to certain provisions of the Charter and amendments to the Amended and Restated Bylaws must be approved by the affirmative vote of the holders of at least 66 2/3% in voting power of the then outstanding shares of the Company generally entitled to vote;
•
our authorized but unissued shares of common stock and preferred stock are available for future issuances without stockholder approval and could be utilized for a variety of corporate purposes, including future offerings to raise additional capital, acquisitions and employee benefit plans; the existence of authorized but unissued and unreserved shares of common stock and preferred stock could render more difficult or discourage an attempt to obtain control of us by means of a proxy contest, tender offer, merger or otherwise;
•
advance notice procedures set forth in the Amended and Restated Bylaws that stockholders must comply with in order to nominate candidates to the Board or to propose other matters to be acted upon at a meeting of stockholders, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of the Company; and
•
an exclusive forum provision which provides that, unless the Company consents in writing to the selection of an alternative forum, (i) any derivative action brought on behalf of the Company, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer, or employee of the Company to the Company or the Company’s stockholders, (iii) any action asserting a claim
•
arising pursuant to any provision of the DGCL, the Charter or the Amended and Restated Bylaws, or (iv) any action asserting a claim governed by the internal affairs doctrine of the State of Delaware, in each case, will be required to be filed in the Court of Chancery of the State of Delaware (or, if the Court of Chancery of the State of Delaware lacks jurisdiction over any such action or proceeding, then a state court located within the State of Delaware or the federal district court for the District of Delaware).

The Charter contains a provision renouncing our interest and expectancy in certain corporate opportunities.

The Charter provides that the Company will have no interests or expectancy in, or being offered an opportunity to participate in any corporate opportunity, to the fullest extent permitted by applicable law, with respect to any lines of business or business activity or business venture conducted by any holder of common stock, any affiliate of such holder or any director, officer or stockholder of such holder or any affiliate thereof (“Relevant Persons”) as of the date of the filing of the Charter with the Secretary of State of the State of Delaware or received by, presented to or originated by the Relevant Persons after the date of the filing of the Charter with the Secretary of State of the State of Delaware in such person’s capacity as a Relevant Person (and not in his, her or its capacity as a director, officer or employee of the Company). These provisions of the Charter create the possibility that a corporate opportunity of ours may be used for the benefit of the Relevant Persons.

Risks Related to Ownership of Our Common Stock

In this section, unless otherwise noted or the context otherwise requires, “we”, “us”, and “our” refer to the Company.

A market for our securities may not continue, which would adversely affect the liquidity and price of our securities.

The price of our securities may fluctuate significantly due to the market’s reaction to the Business Combination and general market and economic conditions. An active trading market for our securities may never develop or, if developed, it may not be sustained. In addition, the price of our securities can vary due to general economic conditions and forecasts, our general business condition and the release of our financial reports. Additionally, if our securities are not listed on, or become delisted from, Nasdaq for any reason, and are quoted on the OTC Bulletin Board, an inter-dealer automated quotation system for equity securities that is not a national securities exchange, the liquidity and price of our securities may be more limited than if we were quoted or listed on Nasdaq or another national securities exchange. You may be unable to sell your securities unless a market can be established or sustained.

If the Business Combination’s benefits do not meet the expectations of investors, stockholders or financial analysts, the market price of our securities may decline.

If the benefits of the Business Combination do not meet the expectations of investors or securities analysts, the market price of the Company’s securities may decline.

In addition, fluctuations in the price of our securities could contribute to the loss of all or part of your investment. Immediately prior to the Business Combination, there was not a public market for MSP’s stock and trading in the shares of the Company’s Class A Common Stock was not active. Accordingly, the valuation ascribed to MSP and the Company’s Class A Common Stock in the Business Combination may not be indicative of the price of the Company that will prevail in the current trading market. If an active market for our securities develops and continues, the trading price of our securities could be volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control. Any of the factors listed below could have a material adverse effect on your investment in our securities and our securities may trade at prices significantly below the price you paid for them. In such circumstances, the trading price of our securities may not recover and may experience a further decline.

Broad market and industry factors may materially harm the market price of our securities irrespective of our operating performance. The stock market in general and Nasdaq have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of our securities, may not be predictable. A loss of investor confidence in the market for the stocks of other companies that investors perceive to be similar to the Company could depress our stock price regardless of our business, prospects, financial conditions or results of operations. A decline in the market price of our securities also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.

In the past, securities class action litigation has often been initiated against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs and divert our management’s attention and resources and could also require us to make substantial payments to satisfy judgments or to settle litigation.

If securities or industry analysts do not publish or cease publishing research or reports about the Company, its business, or its market, or if they change their recommendations regarding our Class A Common Stock adversely, then the price and trading volume of our Class A Common Stock could decline.

The trading market for our Class A Common Stock will be influenced by the research and reports that industry or securities analysts may publish about us, our business, our market, or our competitors. Securities and industry analysts do not currently, and may never, publish research on the Company. If no securities or industry analysts commence coverage of Company, our stock price and trading volume would likely be negatively impacted. If any of the analysts who may cover the Company change their recommendation regarding our stock adversely, or provide more favorable relative recommendations about our competitors, the price of our Class A Common Stock would likely decline. If any analyst who may cover the Company were to cease coverage of the Company or fail to regularly publish reports on it, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline.

We cannot predict the impact our dual class capital structure may have on the market price of the shares of Class A Common Stock.

We cannot predict whether our dual class structure, combined with the concentrated control of the Company, will result in a lower or more volatile market price of the Class A Common Stock or in adverse publicity or other adverse consequences. For example, certain index providers have announced restrictions on including companies with multiple-class share structures in certain of their indices. Under any such announced policies or future policies, our dual class capital structure could make us ineligible for inclusion in certain indices, and as a result, mutual funds, exchange-traded funds and other investment vehicles that attempt to passively track those indices will not be investing in our stock. It is unclear what effect, if any, these policies will have on the valuations of publicly traded companies excluded from such indices, but it is possible that they may depress valuations as compared to similar companies that are included. As a result, the market price of shares of Class A Common Stock could be adversely affected.

We may amend the terms of the Public Warrants in a manner that may be adverse to holders with the approval by the holders of at least 50% of the then-outstanding Public Warrants. As a result, the exercise price of a holder’s Public Warrants could be increased, the exercise period could be shortened and the number of shares of our Common Stock purchasable upon exercise of a Public Warrant could be decreased, all without the approval of that warrant holder.

Our Public Warrants were issued in registered form under the Existing Warrant Agreement. The Existing Warrant Agreement provides that the terms of the Public Warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision or provide for the delivery of Alternative Issuance (as defined in the Existing Warrant Agreement) but requires the approval by the holders of at least 65% of the then-outstanding Public Warrants to make any other change, including any change that adversely affects the interests of the registered holders. Accordingly, we may amend the terms of the Public Warrants in a manner adverse to a holder if holders of at least 65% of the then-outstanding Public Warrants approve of such amendment. Although our ability to amend the terms of the Public Warrants with the consent of at least 65% of the then-outstanding Public Warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the Public Warrants, shorten the exercise period or decrease the number of shares of Class A Common Stock purchasable upon exercise of a Public Warrant.

We may redeem unexpired Public Warrants and New Warrants prior to their exercise at a time that is disadvantageous to warrant holders, thereby making such warrants worthless.

We have the ability to redeem outstanding Public Warrants and New Warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant; provided that the last reported sales price of our Class A Common Stock equals or exceeds $18.00 per share (or as otherwise adjusted pursuant to the Existing Warrant Agreement or New Warrant Agreement, as applicable) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date on which we give proper notice of such redemption to the warrant holders and provided certain other conditions are met. During the most recent 60-day trading period, the price of our Class A Common Stock has remained below the threshold that would allow us to redeem the Public Warrants and New Warrants. If and when the Public Warrants and New Warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding Public Warrants and New Warrants could force the warrant holders: (i) to exercise their Public Warrants or New Warrants and pay the exercise price therefor at a time when it may be disadvantageous for them to do so; (ii) to sell their Public Warrants or New Warrants at the then-current market price when they might otherwise wish to hold their Public Warrants or New Warrants; or (iii) to accept the nominal redemption price which, at the time the outstanding New Warrants are called for redemption, is likely to be substantially less than the market value of their New Warrants. None of the Private Warrants will be redeemable by us so long as they are held by their initial purchasers or such initial purchasers’ permitted transferees. Pursuant to the terms of the Existing Warrant Agreement, the exercise price of the Public Warrants and Private Warrants has decreased to $0.0001 after giving effect to the issuance of the New Warrants. None of the Private Warrants will be redeemable by us so long as they are held by the Sponsor or its permitted transferees.

The Company has no obligation to notify holders of the Public Warrants or the New Warrants that they have become eligible for redemption. However, in the event the Company determined to redeem the Public Warrants or the New Warrants, holders of the Public Warrants and the New Warrants, as applicable, would be notified of such redemption as described in the Existing Warrant Agreement and the New Warrant Agreement, as applicable. Specifically, in the event that the Company elects to redeem all of the redeemable warrants as described above, the Company shall fix a date for the redemption (the “Redemption Date”). Notice of redemption shall be mailed by first class mail, postage prepaid, by the Company not less than 30 days prior to the Redemption Date to the registered holders of the redeemable warrants to be redeemed at their last addresses as they appear on the registration books. Any notice mailed in the manner provided in the Existing Warrant Agreement and the New Warrant Agreement shall be conclusively presumed to have been duly given whether or not the registered holder received such notice. In addition, beneficial owners of the redeemable warrants will be notified of such redemption via the Company’s posting of the redemption notice to DTC.

Warrants have become exercisable for our Class A Common Stock, which has increased the number of shares eligible for future resale in the public market and may result in dilution to our stockholders.

We issued Public Warrants to purchase 11,500,000 shares of Class A Common Stock as part of our IPO and, on the IPO closing date, we issued Private Warrants to the Sponsor and Nomura to purchase in the aggregate 325,000 shares of our Class A Common Stock. In addition, the Company issued an aggregate of 1,028,046,326 New Warrants to the holders of the Company’s Class A Common Stock as of the close of business on the Closing Date. Pursuant to the terms of the Existing Warrant Agreement, the exercise price of the Public Warrants and Private Warrants decreased to $0.0001 per share after giving effect to the issuance of the New Warrants. Pursuant to the terms of the LLC Agreement, at least twice a month, to the extent any New Warrants have been exercised in accordance with their terms, the Company is required to purchase from the MSP Principals, proportionately, the number of Up-C Units or shares of Class A Common Stock owned by such MSP Principal equal to the Aggregate Exercise Price divided by the Warrant Exercise Price in exchange for the Aggregate Exercise Price. Notwithstanding the foregoing, the shares of Class A Common Stock issuable upon exercise of our warrants will result in dilution to the then existing holders of Class A Common Stock of the Company and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our Class A Common Stock.

The Private Warrants are identical to the Public Warrants sold as part of the Public Units issued in our IPO except that, so long as they are held by the Sponsor, Nomura or their permitted transferees: (i) they will not be redeemable by us; (ii) they (including the Class A Common Stock issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by the Sponsor until 30 days after the completion of an initial business combination; (iii) they may be exercised by the holders on a net share (cashless) basis; and (iv) are subject to registration rights. The New Warrants will be issued in registered form under the New Warrant Agreement between the Company and Continental Stock Transfer & Trust Company. The New Warrant Agreement is filed as an exhibit to the registration statement and incorporated by reference herein.

The Company’s management has limited experience in operating a public company.

The Company’s executive officers have limited experience in the management of a publicly traded company. The Company’s management team may not successfully or effectively manage its transition to a public company that will be subject to significant regulatory oversight and reporting obligations under federal securities laws. Their limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of their time may be devoted to these activities which will result in less time being devoted to the management and growth of the Company. The Company may not have adequate personnel with the appropriate level of knowledge, experience, and training in the accounting policies, practices or internal controls over financial reporting required of publicly traded companies. The development and implementation of the standards and controls necessary for the Company to achieve the level of accounting standards required of a publicly traded company may require costs greater than expected. It is possible that the Company will be required to expand its employee base and hire additional employees to support its operations as a public company, which will increase its operating costs in future periods.

The provision of our Charter requiring exclusive forum in the courts in the State of Delaware for certain types of lawsuits may have the effect of discouraging lawsuits against our directors and officers.

The Charter requires that, unless the Company consents in writing to the selection of an alternative forum, (i) any derivative action brought on behalf of the Company; (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer, or employee of the Company to the Company or the Company’s stockholders; (iii) any action asserting a claim arising pursuant to any provision of the DGCL, the Charter or Amended and Restated Bylaws; or (iv) any action asserting a claim governed by the internal affairs doctrine of the State of Delaware, in each case, is to be filed in the Court of Chancery of the State of Delaware (or, if the Court of Chancery of the State of Delaware lacks jurisdiction over any such action or proceeding, then a state court located within the State of Delaware or the federal district court for the District of Delaware). The exclusive forum provision described above does not apply to actions arising under the Securities Act or the Exchange Act. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder, and Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. The Charter provides that the federal district courts of the United States of America will, to the fullest extent permitted by law, be the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the federal securities laws, including the Securities Act and the rules and regulations thereunder. Our decision to adopt such a federal forum provision followed a decision by the Supreme Court of the State of Delaware holding that such provisions are facially valid under Delaware law. While there can be no assurance that federal or state courts will follow the holding of the Delaware Supreme Court or determine that our federal forum provision should be enforced in a particular case, application of our federal forum provision means that suits brought by our stockholders to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder must be brought in federal court and cannot be brought in state court. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all claims brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. Accordingly, actions by our stockholders to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder must be brought in federal court. Our stockholders will not be deemed to have waived our compliance with the federal securities laws and the regulations promulgated thereunder.

Although we believe that these exclusive forum provisions benefit us by providing greater consistency in the application of Delaware law, the exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable in disputes with us or any of our directors, officers or stockholders, which may discourage lawsuits with respect to such claims. Further, in the event a court finds the exclusive forum provision contained in the Charter to be unenforceable or inapplicable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.

The JOBS Act permits “emerging growth companies” like us to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies.

We currently qualify as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”). As such, we take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies for as long as we continue to be an emerging growth company, including: (i) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”); (ii) the exemptions from say-on-pay, say-on-frequency and say-on-golden parachute voting requirements; and (iii) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. As a result, our stockholders may not have access to certain information they deem important. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year: (a) following August 18, 2025, the fifth anniversary of our IPO; (b) in which we have total annual gross revenue of at least $1.07 billion; or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A Common Stock that is held by non-affiliates exceeds $700 million as of the last business day of our prior second fiscal quarter, and the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

In addition, Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the exemption from complying with new or revised accounting standards provided in Section 7(a)(2)(B) of the Securities Act as long as it is an emerging growth company. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such election to opt out is irrevocable. We have elected to avail ourselves of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

We cannot predict if investors will find our Class A Common Stock less attractive because we rely on these exemptions. If some investors find our Class A Common Stock less attractive as a result, there may be a less active trading market for our Class A Common Stock and our stock price may be more volatile.

MSP inherited from LCAP material weaknesses that LCAP identified in its internal control over financial reporting. These material weaknesses could continue to adversely affect MSP's ability to report its results of operations and financial condition accurately and in a timely manner. We may identify additional material weaknesses in the future that may cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. If we fail to remediate our material weaknesses, we may not be able to report our financial results accurately or to prevent fraud.

Following the issuance of the “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies” by the staff of the SEC (the “SEC Staff Statement”), and after consultation with LCAP’s independent registered public accounting firm, LCAP’s management and audit committee concluded that, in light of the SEC Staff Statement, it was appropriate to restate previously issued and audited financial statements as of and for the period ended December 31, 2020.

Additionally, LCAP previously recorded a portion of its Class A common stock subject to possible redemption in permanent equity. In accordance with SEC Staff guidance on redeemable equity instruments, ASC 480-10-S99, “Distinguishing Liabilities from Equity”, and EITF Topic D-98, “Classification and Measurement of Redeemable Securities”, redemption provisions not solely within the control of the issuing company require common stock subject to redemption to be classified outside of permanent equity. LCAP’s management re-evaluated the effectiveness of our disclosure controls and procedures and concluded that the misclassification of the Class A common stock was quantitatively material to individual line items within the balance sheet. LCAP concluded that the restatement of the Class A common stock represents a material weakness. In addition, on March 31, 2022, LCAP’s management and its audit committee concluded that a disclosure in regard to related parties was not disclosed within the notes to the Company’s audited Financial Statements for the year ended December 31, 2021. As a result, LCAP identified a material weakness in its internal controls over financial reporting.

LCAP also identified a material weakness in its internal control over financial reporting related to the accounting for complex financial instruments. As a result of this material weakness, LCAP’s management concluded that its internal control over financial reporting was not effective as of December 31, 2020. This material weakness resulted in a material misstatement of the LCAP’s derivative liabilities, change in fair value of derivative liabilities, Class A Common Stock subject to possible redemption, Class A Common Stock, additional paid-in capital, accumulated deficit and related financial disclosures for the period from December 23, 2019 (inception) through December 31, 2020. For a discussion of management’s consideration of the material weakness identified related to LCAP’s accounting for a significant and unusual transaction related to the warrants LCAP issued in connection with the IPO, see “Note 2-Restatement of Previously Issued Financial Statements” to LCAP’s audited financial statements. In addition, LCAP identified a material weakness in its internal controls over financial reporting as a result of not including certain disclosure in regard to related parties within the notes to its audited Financial Statements for the year ended December 31, 2021. As a result, such financial statements were amended in order to appropriately disclose the related party transaction.

LCAP also has concluded that its internal control over financial reporting was ineffective as of December 31, 2020 and 2021, and MSP Recovery concluded that its internal control over financial reporting was ineffective as of June 30, 2022, because material weaknesses existed in LCAP’s internal control over financial reporting and they have not been remediated to date. MSP has taken a number of measures to remediate the material weaknesses described herein; however, if it is unable to remediate its material weaknesses in a timely manner or MSP identifies additional material weaknesses, it may be unable to provide required financial information in a timely and reliable manner, and MSP may incorrectly report financial information. Likewise, if MSP’s financial statements are not filed on a timely basis, MSP could be subject to sanctions or investigations by the stock exchange on which MSP’s common stock is listed, the SEC or other regulatory authorities. In either case, there could result a material adverse effect on MSP. The existence of material weaknesses or significant deficiencies in internal control over financial reporting could adversely affect MSP’s reputation or investor perceptions, which could have a negative effect on the trading price of the Class A Common Stock. In addition, MSP will incur additional costs to remediate material weaknesses in its internal control over financial reporting.

Further, as a result of such material weakness, the change in accounting for the warrants, and other matters raised or that may in the future be raised by the SEC, MSP faces potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the material weaknesses in MSP’s internal control over financial reporting and the preparation of MSP’s financial statements. As of the date of this filing, MSP has no knowledge of any such litigation or dispute. However, MSP can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on MSP, results of operations and financial condition.

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

MSP can give no assurance that the measures it has taken and plans to take in the future will remediate the material weaknesses identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if MSP is successful in strengthening its controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of its financial statements.

MSP has identified material weaknesses in MSP’s internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of MSP’s annual or interim financial statements will not be prevented or detected on a timely basis. If MSP is unable to remediate these material weaknesses, or if MSP identifies additional material weaknesses in the future or otherwise fails to maintain an effective system of internal controls, MSP may not be able to accurately or timely report their financial condition or results of operations, which may adversely affect investor confidence in MSP and, as a result, their stock price.

As of December 31, 2021 and 2020, MSP has identified material weaknesses in MSP’s internal control over financial reporting. The material weaknesses MSP identified were as follows:

•
MSP did not have sufficient accounting and financial reporting resources to address its financial reporting requirements. Specifically:
o
MSP did not have sufficient resources with an appropriate level of knowledge and GAAP expertise to identify, evaluate and account for transactions;
o
MSP did not have an adequate segregation of duties or appropriate level of review that is needed to comply with financial reporting requirements.
•
MSP did not design, implement or maintain an effective control environment over our financial reporting requirements. Specifically:
o
MSP did not have effective controls over the period end financial reporting process and preparation of financial statements due to:
▪
A lack of a sufficient level of formal accounting policies and procedures that define how transactions should be initiated, recorded, processed and reported;
▪
A lack of an effective control environment over period end close procedures.
o
MSP did not have appropriate controls or documented segregation of duties over information technology systems used to create or maintain financial reporting records;
o
MSP did not design or maintain the appropriate controls related to the separation of accounting records for each entity included within the combined and consolidated financial statements of MSP.

The Company did not design or maintain the appropriate controls related to the separation of accounting records for each entity included within the combined and consolidated financial statements of the Company.

These control deficiencies did not result in errors that were material to MSP’s annual financial statements. However, these control deficiencies could result in a misstatement in MSP’s accounts or disclosures that would result in a material misstatement to the annual financial statements that would not be prevented or detected. Accordingly, MSP determined that these control deficiencies constitute material weaknesses.

MSP is in the process of implementing measures designed to improve their internal control over financial reporting and remediate the control deficiencies that led to the material weaknesses. As of June 30, 2022, MSP has hired, and is in the process of hiring, key accounting personnel with appropriate levels of GAAP expertise and financial reporting knowledge and experience as well as begun developing formal accounting policies and procedures, designing a control environment over how transactions are initiated, recorded, processed and reported, and implementing period end close procedures. MSP also has implemented certain accounting systems to automate manual processes, to help implement segregation of duties and to assist in consolidation and period end close. However, MSP is still in the process of addressing these deficiencies and there is no assurance that these measures will significantly improve or remediate the material weaknesses described above. MSP and their independent registered public accounting firm, were not required to perform an evaluation of our internal control over financial reporting as of December 31, 2021 in accordance with the provisions of the Sarbanes-Oxley Act and as such, there is no assurance that MSP has identified all material weaknesses or that there will not be additional material weaknesses or deficiencies that are identified. While MSP’s independent registered public accounting firm is not required to audit the effectiveness of our internal control over financial reporting until after MSP is no longer an “emerging growth company” as defined in the JOBS Act, a failure to design, implement or maintain effective internal control over financial reporting could adversely affect the results of annual independent registered public accounting firm audit reports regarding the effectiveness of MSP’s internal control over financial reporting that the Company will eventually be required to include in reports that will be filed with the SEC. If at such time, MSP’s independent registered public accounting firm issues an audit report that is adverse due to one or more material weaknesses in MSP’s internal control over financial reporting, then this could have a material and adverse effect on MSP’s business, results of operations and financial condition, and it could cause a decline in the trading price of the Company’s Class A common stock.

Our internal control over financial reporting may not be effective and our independent registered public accounting firm may not be able to certify as to their effectiveness, which could have a significant and adverse effect on our business and reputation.

As a public company, we are required to comply with the SEC’s rules implementing Sections 302 and 404 of SOX, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of internal control over financial reporting. To comply with the requirements of being a public company, the Company may be required to provide the management report on internal controls commencing with the annual report for fiscal year ended December 31, 2022 and we may need to undertake various actions, such as implementing additional internal controls and procedures and hiring additional accounting or internal audit staff. The standards required for a public company under Section 404 of SOX are significantly more stringent than those required of MSP as a privately held company. Further, as an emerging growth company, our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404 of SOX until the date we are no longer an emerging growth company. Our independent registered public accounting firm may issue a report that is adverse in the event that it is not satisfied with the level at which the controls of the Company are documented, designed or operating.

Testing and maintaining these controls can divert our management’s attention from other matters that are important to the operation of our business. If we identify material weaknesses in the internal control over financial reporting of the Company or are unable to comply with the requirements of Section 404 of SOX or assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal controls over financial reporting when we no longer qualify as an emerging growth company, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected and we could become subject to investigations by the SEC or other regulatory authorities, which could require additional financial and management resources.

The Company’s stockholders may be held liable for claims by third parties against the Company to the extent of distributions received by them.

If the Company is forced to file a bankruptcy case or an involuntary bankruptcy case is filed against the Company which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by the Company’s stockholders. Furthermore, because the Company distributed the proceeds held in the Public Shares to the Company’s Public Stockholders in connection with the Closing, this may be viewed or interpreted as giving preference to the Company’s Public Stockholders over any potential creditors with respect to access to or distributions from the Company’s assets. Furthermore, the LCAP Board may be viewed as having breached their fiduciary duties to the Company’s creditors and/or may have acted in bad faith, and thereby exposing itself and the Company to claims of punitive damages, by paying Public Stockholders from the Trust Account prior to addressing the claims of creditors. The Company cannot assure you that claims will not be brought against it for these reasons.

Risks Related to the Committed Equity Facility

We cannot predict the actual number of shares we will sell under the CF Purchase Agreement to CF, or the actual gross proceeds resulting from those sales.

On May 17, 2022, we entered into the CF Purchase Agreement with CF, pursuant to which CF committed to purchase up to $1 billion in shares of Common Stock, subject to certain limitations and conditions set forth in the CF Purchase Agreement. Our shares of Common Stock that may be issued under the CF Purchase Agreement may be sold by us to CF at our discretion from time to time over the 36-month period commencing on the date the registration statement became effective.

We generally have the right to control the timing and amount of any sales of our shares of Common Stock to CF under the CF Purchase Agreement. Sales of our shares of Common Stock, if any, to CF under the CF Purchase Agreement will depend upon market conditions and other factors to be determined by us. We may ultimately decide to sell to CF all, some or none of the shares of Common Stock that may be available for us to sell to CF pursuant to the CF Purchase Agreement.

Because the purchase price per share to be paid by CF for the shares of Common Stock that we may elect to sell to CF under the CF Purchase Agreement, if any, will fluctuate based on the market prices of our shares of Common Stock at the time we elect to sell shares to CF pursuant to the CF Purchase Agreement, if any, it is not possible for us to predict, as of the date of this Form 10-Q and prior to any such sales, the number of shares of Common Stock that we will sell to CF under the CF Purchase Agreement, the purchase price per share that CF will pay for shares purchased from us under the CF Purchase Agreement, or the aggregate gross proceeds that we will receive from those purchases by CF under the CF Purchase Agreement.

Although the CF Purchase Agreement provides that we may, in our discretion, from time to time after the date of this filing and during the term of the CF Purchase Agreement, direct CF to purchase our shares of Common Stock from us in one or more purchases under the CF Purchase Agreement, for a maximum aggregate purchase price of up to $1,000,000,000, the CF Purchase Agreement is subject to a cap of 120,000,000 shares of Common Stock. Assuming all of the 120,000,000 shares remaining to be sold to CF were sold, per the terms of the CF Purchase Agreement, at a 2.0% discount to the last closing sale price of our shares of Common Stock as reported on NASDAQ on July 20, 2022, or $1.77 per share (inclusive of such discount), we would not receive aggregate gross proceeds from the sale of such shares to CF equal to CF’s $1,000,000,000 total aggregate purchase commitment under the CF Purchase Agreement.

However, because the market prices of our shares of Common Stock may fluctuate from time to time and, as a result, the actual purchase prices to be paid by CF for our shares of Common Stock that we direct it to purchase under the CF Purchase Agreement, if any, also may fluctuate because they will be based on such fluctuating market prices of our shares of Common Stock, it is possible that we would need to issue and sell more than 120,000,000 shares of Common Stock to CF under the CF Purchase Agreement in order to receive aggregate gross proceeds equal to CF’s $1,000,000,000 total aggregate purchase commitment under the CF Purchase Agreement.

The number of our shares of Common Stock ultimately offered for sale by CF is dependent upon the number of shares of Common Stock, if any, we ultimately elect to sell to CF under the CF Purchase Agreement.

Investors who buy shares at different times will likely pay different prices.

Pursuant to the CF Purchase Agreement, we will have discretion, subject to market demand, to vary the timing, prices, and numbers of shares sold to CF. If and when we do elect to sell our shares of Common Stock to CF pursuant to the CF Purchase Agreement, after CF has acquired such shares, CF may resell all, some or none of such shares at any time or from time to time in its discretion and at different prices. As a result, investors who purchase shares from CF at different times will likely pay different prices for those shares, and so may experience different levels of dilution and in some cases substantial dilution and different outcomes in their investment results. Investors may experience a decline in the value of the shares they purchase from CF as a result of future sales made by us to CF at prices lower than the prices such investors paid for their shares. In addition, if we sell a substantial number of shares to CF under the CF Purchase Agreement, or if investors expect that we will do so, the actual sales of shares or the mere existence of our arrangement with CF may make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect such sales.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

None

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MSP Recovery, Inc.

Date: August 12, 2022	By:	/s/ Calvin Hamstra
Calvin Hamstra
Chief Financial Officer