Form 10-Q
period 2022-09-30
MSP Recovery, Inc.
filed 2022-11-10
CIK 1802450

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☒

As of October 31, 2022, the registrant had 73,840,509 shares of Class A common stock, $0.0001 par value per share, and 3,148,720,212 shares of Class V common stock, $0.0001 par value per share, outstanding.

i

Part I - Financial Information

Item 1. Financial Statements

MSP RECOVERY, INC. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
(In thousands except per share amounts)	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$14,268	$1,664
Restricted cash	11,420	-
Accounts receivable	7,525	-
Affiliate receivable (1)	1,774	4,070
Indemnification asset (1)	752,510	-
Prepaid expenses and other current assets (1)	32,660	13,304
Total current assets	820,157	19,038
Property, plant and equipment, net	2,480	750
Deferred tax asset	857	-
Intangible assets, net	2,077,571	84,218
Investment in rights to claim recovery cash flows	3,673,610	-
Total assets	$6,574,675	$104,006

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$32,468	$4,609
Affiliate payable (1)	19,822	45,252
Commission payable	540	465
Deferred service fee income	249	249
Derivative Liability	10,065	-
Warrant Liability	4,700	-
Guaranty obligation (1)	752,510	-
Other current liabilities	62,638	3,489
Total current liabilities	882,992	54,064
Claims financing obligation and notes payable (1)	170,844	106,805
Loan from related parties (1)	125,759	-
Interest payable	1,471	94,545
Total liabilities	$1,181,066	$255,414
Commitments and contingencies (Note 12)

Class A common stock subject to possible redemption, 1,129,589 shares at redemption value as of September 30, 2022.	1,356	-

Stockholders' Equity (Deficit):
Class A common stock, $0.0001 par value; 5,500,000,000 shares authorized; 72,909,609 issued and outstanding as of September 30, 2022	$7	$-
Class V common stock, $0.0001 par value; 3,250,000,000 shares authorized; 3,148,720,212 issued and outstanding as of September 30, 2022	315	-
Additional paid-in capital	201,656	-
Members' equity	-	(155,756)
Accumulated deficit	(23,537)	-
Total Stockholders' Equity (Deficit)	$178,441	$(155,756)
Non-controlling interest	5,213,812	4,348
Total equity	$5,392,253	$(151,408)
Total liabilities and equity	$6,574,675	$104,006

1.
As of September 30, 2022 and December 31, 2021, the total affiliate receivable, indemnification asset, affiliate payable, guaranty obligation and loan from related parties balances are with related parties. In addition, the prepaid expenses and other current assets and claims financings obligation and notes payable includes balances with related parties. See Note 13, Related Party, for further details.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MSP RECOVERY, INC. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(In thousands except per share amounts)	2022	2021	2022	2021
Claims recovery income	$2,571	$48	$3,999	$63
Claims recovery service income (1)	5,748	2,439	17,795	9,213
Total Claims Recovery	$8,319	$2,487	$21,794	$9,276
Operating expenses
Cost of claim recoveries (2)	1,160	15	1,861	23
Claims amortization expense	66,331	47	92,866	114
General and administrative (3)	6,621	2,871	17,049	8,207
Professional fees	5,875	2,539	10,931	5,606
Professional fees - legal (4)	8,014	26	34,251	56
Depreciation and amortization	103	89	254	256
Total operating expenses	88,104	5,587	157,212	14,262
Operating Loss	$(79,785)	$(3,100)	$(135,418)	$(4,986)
Interest expense	(13,083)	(6,990)	(34,475)	(19,579)
Other (expense) income, net	63,138	(169)	63,175	1,154
Change in fair value of warrant and derivative liabilities	2,670	-	(11,683)	-
Net loss before provision for income taxes	$(27,060)	$(10,259)	$(118,401)	$(23,411)
Provision for income tax benefit (expense)	-	-	326	-
Net loss	$(27,060)	$(10,259)	$(118,075)	$(23,411)
Less: Net (income) loss attributable to non-controlling members	26,597	(16)	116,324	(16)
Net loss attributable to controlling members	$(463)	$(10,275)	$(1,751)	$(23,427)

Basic and diluted weighted average shares outstanding, Class A Common Stock (5)	69,036,899	N/A	53,138,474	N/A
Basic and diluted net income per share, Class A Common Stock (5)	$(0.01)	N/A	$(0.03)	N/A

1.
For the three and nine months ended September 30, 2022 and 2021, claims recovery service income included $0 million and $10.6 million, respectively, and $1.7 million and $7.0 million, respectively, of claims recovery service income from VRM MSP Recovery Partners LLC (“VRM MSP”). See Note 13, Related Party, for further details.
2.
For the three and nine months ended September 30, 2022, cost of claim recoveries included $0 and $271 thousand, respectively, of related party expenses. This relates to contingent legal expenses earned from claims recovery income pursuant to legal service agreements with the La Ley con John H. Ruiz P.A., d/b/a MSP Recovery Law Firm (the "Law Firm"). See Note 13, Related Party, for further details. For the three and nine months ended September 30, 2021, there were no expenses related to contingent legal expenses.
3.
For the three and nine months ended September 30, 2022 and 2021, general and administrative expenses included $150 thousand and $400 thousand, respectively, and $20 thousand and $39 thousand, respectively, of related party expenses. See Note 13, Related Party, for further details.
4.
For the three and nine months ended September 30, 2022 and 2021, professional fees - legal included $4.6 million and $5.0 million, respectively, $0 thousand and $8 thousand, respectively, of related party expenses related to the Law Firm. See Note 13, Related Party, for further details.
5.
Earnings per share information has not been presented for periods prior to the Business Combination (as defined in Note 1, Description of Business), as it resulted in values that would not be meaningful to the users of these unaudited condensed consolidated financial statements. Refer to Note 15, Net Loss Per Common Share for further information.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MSP RECOVERY, INC. and Subsidiaries

Condensed Consolidated Statements of Changes in Equity

(Unaudited)

Three Months Ended September 30, 2022

	Class A Common Stock		Class V Stock
(In thousands except shares)	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Members' Deficit	Accumulated Deficit	Non- Controlling Interests	Total Equity
Balance at June 30, 2022	66,051,029	$7	3,154,473,292	$315	$187,269	$—	$(23,074)	$5,251,837	$5,416,354
Contributions prior to recapitalization transaction	—	—	—	—	—	—	—	—	—
Distributions prior to recapitalization transaction	—	—	—	—	—	—	—	—	—
Net loss prior to recapitalization transaction	—	—	—	—	—	—	—	—	—
Cumulative effect of recapitalization transaction	—	—	—	—	—	—	—	—	—
Opening net assets of Lionheart II Holdings, LLC acquired	—	—	—	—	—	—	—	—	—
Adjustment for value of derivative on temporary equity	—	—	—	—	1,062	—	—	—	1,062
Conversion of Warrants	706,176	—	—	—	2,433	—	—	(1,156)	1,277
Class A Issuances	6,152,404	—	(5,753,080)	—	10,892	—	—	(10,272)	620
Net loss	—	—	—	—	—	—	(463)	(26,597)	(27,060)
Balance at September 30, 2022	72,909,609	$7	3,148,720,212	$315	$201,656	$—	$(23,537)	$5,213,812	$5,392,253

Nine Months Ended September 30, 2022

(In thousands except shares)	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Members' Deficit	Accumulated Deficit	Non- Controlling Interests	Total Equity
Balance at December 31, 2021	—	$—	—	$—	$—	$(155,756)	$—	$4,348	$(151,408)
Contributions prior to recapitalization transaction	—	—	—	—	—	15	—	—	15
Distributions prior to recapitalization transaction	—	—	—	—	—	(147)	—	—	(147)
Net loss prior to recapitalization transaction	—	—	—	—	—	(28,640)	—	—	(28,640)
Cumulative effect of recapitalization transaction	7,582,668	—	3,154,473,292	315	48,773	184,528	—	5,406,736	5,640,352
Opening net assets of Lionheart II Holdings, LLC acquired	—	—	—	—	—	—	(21,786)	—	(21,786)
Adjustment for value of derivative on temporary equity	—	—	—	—	10,065	—	—	—	10,065
Conversion of Warrants	7,908,198	1	—	—	22,895	—	—	(13,444)	9,452
Class A Issuances	57,418,743	6	(5,753,080)	—	119,923	—	—	(96,144)	23,785
Net loss	—	—	—	—	—	—	(1,751)	(87,684)	(89,435)
Balance at September 30, 2022	72,909,609	$7	3,148,720,212	$315	$201,656	$—	$(23,537)	$5,213,812	$5,392,253

Three Months Ended September 30, 2021

(In thousands)	Members' Deficit	Non- Controlling Interests	Total Equity
Balance at June 30, 2021	$(133,634)	$4,332	$(129,302)
Contributions	—	—	—
Distributions	(2,109)	—	(2,109)
Net loss	(10,275)	16	(10,259)
Balance at September 30, 2021	$(146,018)	$4,348	$(141,670)

Nine Months Ended September 30, 2021

(In thousands)	Members' Deficit	Non- Controlling Interests	Total Equity
Balance at December 31, 2020	$(120,179)	$4,332	$(115,847)
Contributions	227	—	227
Distributions	(2,639)	—	(2,639)
Net loss	(23,427)	16	(23,411)
Balance at September 30, 2021	$(146,018)	$4,348	$(141,670)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MSP RECOVERY, INC. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30,
(In thousands)	2022	2021
Cash flows from operating activities:
Net loss (1)	$(118,075)	$(23,411)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	254	256
Claims amortization expense	92,866	114
Paid in kind interest	34,475	19,557
Change in fair value of derivatives	10,065	—
Deferred income taxes	(857)	—
Share based compensation	20,055	—
Change in fair value of warrant liability	1,619	—
PPP loan forgiveness	—	(1,043)
Realized gain on equity securities	—	(201)
Gain on debt extinguishment	(63,367)	—
Change in operating assets and liabilities:
Accounts receivable	(7,525)	—
Affiliate receivable (1)	2,296	755
Affiliate payable (1)	(25,430)	1,868
Prepaid expenses and other assets	(32,609)	(6,999)
Commission payable	75	—
Accounts payable and accrued liabilities	15,394	2,848
Net cash used in operating activities	(70,764)	(6,256)
Cash flows from investing activities:
Additions to property, plant, and equipment	(1,863)	(481)
Additions to intangible assets	(2,700)	—
Proceeds from sale of equity securities	—	4,450
Purchases of equity securities	—	(4,056)
Purchase of securities to cover short position	—	(1,770)
Net cash used in investing activities	(4,563)	(1,857)
Cash flows from financing activities:
Proceeds from Business Combination	12,009	—
Transaction costs incurred for the Business Combination	(49,638)	—
Proceeds from related party loan (1)	125,759	—
Issuance of common stock	8,804	—
Issuance of temporary equity	2,417	—
Contribution from members	—	227
Distributions to members	—	(2,639)
Net cash provided by (used in) financing activities	99,351	(2,412)
Increase (decrease) in cash and cash equivalents and restricted cash	24,024	(10,525)
Cash and cash equivalents and restricted cash at beginning of year	1,664	11,879
Cash and cash equivalents and restricted cash at end of period	$25,688	$1,354

Supplemental cash flow information:

Supplemental disclosure of non-cash investing and financing activities:
Purchase of intangible asset financed by note payable	$—	$500
Purchase of intangible asset through issuance of Class A common stock	$10,000	$—
Purchase of intangible asset in accrued expenses	$48,167
Payment of professional fees through issuance of Class A common stock	$1,326	$—
Transaction costs incurred included in accounts payable and accrued liabilities	$29,692	$—
Cash paid during the period for:
Interest	$—	$22

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

Pursuant to the ICA, the Company will assist Virage in acquiring these Retained Interests for a cash price. Virage will be paid the recovery generated from the purchased Retained Interests when received through litigation or settlements. The ICA is separate and distinct from the equity investment in the Company by VRM MSP (an affiliate of Virage).

LifeWallet

On January 10, 2022, the Company announced the launch of LifeWallet, LLC (“LifeWallet”). LifeWallet is being designed to help first responders and healthcare providers quickly and easily access patient medical histories. LifeWallet is part of MSP Recovery’s Chase to Pay platform, providing real-time analytics at the point of care, helping identify the primary insurer, assisting providers in receiving reasonable and customary rates for accident-related treatment, shortening the Company's collection time frame, and increasing revenue visibility and predictability. The Company absorbed part of the technology behind LifeWallet through an employment agreement with the developer of the technology. As such as of September 30, 2022, the Company's investment related to LifeWallet included in the condensed consolidated balance sheets was limited to activity and expenses incurred during the nine months ended September 30, 2022. Through the date the financial statements were issued, LifeWallet has committed to advertising costs within the next 12 months of approximately $1.7 million.

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

The Company plans to utilize the Assignment Agreement as funding is needed.

Liquidity

As an early-stage growth company, the Company has incurred substantial net losses since inception. Our liquidity will depend on our ability to generate substantial claims recovery income and claims recovery services income in the near future. Our principal liquidity needs have been, and will continue to be, capital expenditures, working capital and claims financing obligation. Our capital expenditures support investments in our underlying infrastructure to enhance our solutions and technology for future growth. We expect our capital expenditures to increase primarily due to investments in our technology stack. Our strategy includes the expansion of our existing solutions and the development of new solutions, which will require cash expenditures over the next several years and the Company anticipates that it will be funded primarily by cash provided by operating activities and financing activities through resources noted below. We also expect our operating expenses to increase as we hire additional employees to support to the claim recovery team. We expect these investments to be a key driver of our long-term growth and competitiveness but to negatively impact our free cash flow.

MSP RECOVERY, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company anticipates funding to be available from the CF Purchase Agreement, Prudent Assignment Agreement and the ICA, as noted above. Additionally, on June 16, 2022, the Company executed a promissory note with John H. Ruiz and Frank C. Quesada, the Company’s Chief Executive Officer and director and Chief Legal Officer and director, respectively, to provide operating cash to the Company. The aggregate principal amount was $112.8 million and bears interest at an annual rate of 4%, which is payable in kind. The promissory note matures on the four year anniversary of issuance. A portion of the proceeds under the MSP Principal Promissory Note in an amount equal to $36.5 million was advanced to MSP Recovery Law Firm, an affiliate of certain Members (the “Law Firm”) for certain operating expenses as contemplated by the Legal Services Agreement. The MSP Principals Promissory Note contains customary events of default that would allow the MSP Principals to declare the MSP Principals Promissory Note immediately due and payable or the MSP Principals Promissory Note will immediately and automatically become due and payable without notice, presentment, demand, protest or other request of any kind. There were no events of default during the nine months ended September 30, 2022. This amount is reflected in prepaid expenses and other current assets within the condensed consolidated balance sheets and had a balance of $31.9 million as of September 30, 2022. Actual results, including sources and uses of cash, may differ from our current estimates due to the inherent uncertainty involved in making those estimates and any such differences may impact the Company’s ability to continue as a going concern in the future.

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

MSP RECOVERY, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

COVID-19 Impact

The COVID-19 pandemic has resulted, and could continue to result, in significant economic disruption. Federal, state and local governments mobilized to implement containment mechanisms to minimize impacts to their populations and economies. Various containment measures, which include the quarantining of cities, regions and countries, while aiding in the prevention of further outbreak, have resulted in a severe drop in general economic activity. In addition, the global economy has experienced a significant disruption to global supply chains. The extent of the impact of COVID-19 on the Company’s operational and financial performance will depend on certain developments, including the duration and spread of the outbreak. As of September 30, 2022, COVID-19 has not had a significant impact on the Company.

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

Fair Value Measurements

The Company applies the provisions of Accounting Standards Codification ("ASC") 820, Fair Value Measurements, for fair value measurements of financial assets and financial liabilities and for fair value measurements of non-financial items that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company also applied the provisions of the subtopic to fair value measurements of non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis. The subtopic defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The subtopic also establishes a framework for measuring fair value and expands disclosures about fair value measurements. The fair value framework requires the Company to categorize certain assets and liabilities into three levels, based upon the assumptions used to price those assets or liabilities. The three levels are defined as follows:

Level 1: Quoted prices in active markets for identical assets or liabilities.

Level 2: Quoted prices for similar assets and liabilities in active markets or inputs that are observable.

Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

The Company has determined the estimated fair value of its financial instruments based on appropriate valuation methodologies; however, for Level 2 and Level 3 inputs considerable judgment is required to develop these estimates. Accordingly, these estimated fair values are not necessarily indicative of the amounts the Company could realize in a current market exchange. The estimated fair values can be materially affected by using different assumptions or methodologies. The methods and assumptions used in estimating the fair

MSP RECOVERY, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

values of financial instruments are based on carrying values and future cash flows. As of September 30, 2022 and December 31, 2021, the Company did not hold any Level 2 or Level 3 assets or liabilities.

Cash and cash equivalents and restricted cash are stated at cost, which approximates their fair value. The carrying amounts reported in the balance sheets for affiliate receivable, accounts payable, affiliate payable and accrued liabilities approximate fair value, due to their short-term maturities.

The Company’s investments in rights to claim recovery cash flows are carried at cost as noted in Note 4, Asset Acquisitions. Outstanding borrowings that qualify as financial instruments are carried at cost, which approximates their fair value as of September 30, 2022 and December 31, 2021.

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

Under the equity method of accounting, an investee company’s accounts are not reflected within the Company’s condensed consolidated balance sheets and statements of operations; however, the Company’s share of the earnings or losses of the investee company is reflected in the caption “Other income” in the condensed consolidated statements of operations. The Company’s carrying value in equity method investee companies is not reflected in the Company’s condensed consolidated balance sheets as of September 30, 2022 or December 31, 2021 as the carrying value is zero. When the Company’s carrying value in an equity method investee company is reduced to zero, no further losses are recorded in the Company’s condensed consolidated financial statements unless the Company has guaranteed obligations of the investee company or has committed additional funding. When the investee company subsequently reports income, the Company will not record its share of such income until it equals the amount of its share of losses not previously recognized.

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

Investment in rights to claim recovery cash flows

MSP RECOVERY, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

As part of the Business Combination, the Company acquired rights to claims recovery cash flows. These assets were determined to be financial instruments under ASC 825. These assets are held at cost. As cash flows are received the Company evaluates, based on the projected cash flows, whether there was an excess of proceeds received (or receivable) over the portion of the financial asset deemed to be recovered. In the case of excess, the Company would recognize the excess as income in the same period and the remainder would reduce the asset value. In addition, the Company evaluates these assets for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset group are less than the carrying value, a write-down would be recorded to reduce the related asset group to its estimated fair value. There were no impairment indicators in the nine months ended September 30, 2022 and 2021.

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

Non-controlling Interests

As part of the Business Combination and described in Note 1, Description of Business, the Company became the managing member of MSP Recovery, LLC, which is consolidated as the Company controls the operating decisions of MSP Recovery, LLC. The non-controlling interest relates to the Up-C Units that are convertible into Class A Common Stock of the Company at the discretion of the holder of the Up-C Unit. The Up-C Unit holders retained approximately 99.76% of the economic ownership percentage of the Company as of the Closing Date. The non-controlling interest is classified as permanent equity within the unaudited condensed consolidated balance sheet of the Company. As of September 30, 2022, based on the Class A common stock issuances during the period, the non-controlling interest of Class V shareholders was 97.70%.

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

Impairment of Long-Lived Assets

The Company evaluates long-lived assets, such as property and equipment, including capitalized software costs, and finite-lived intangibles such as claims recovery rights, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset group are less than the carrying value, a write-down would be recorded to reduce the related asset group to its estimated fair value. There were no impairment indicators in the nine months ended September 30, 2022 and 2021.

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

The Company derives revenues from contracts with customers primarily from claims recovery services arrangements (“claims recovery services”). Claims recovery services include services to related parties or third parties to assist those entities with pursuit of claims recovery rights. The Company has determined it has a single performance obligation for the series of daily activities that comprise claims recovery services, which are recognized over time using a time-based progress measure and are typically based on (1) budgeted expenses for the current month with an adjustment for the variance between budget and actual expenses from the prior month or (2) on a contingent basis dependent on actual settlements or resolved litigation. Amounts estimated and recognized, but not yet fully settled or resolved as part of litigation are recognized as contract assets. There were no contract assets at September 30, 2022 or December 31, 2021, as amounts associated with unresolved litigation were fully constrained.

Claims recovery services are generally paid in advance on a monthly basis. The Company did not recognize any material revenue for the nine months ended September 30, 2022 and 2021 for performance obligations that were fully satisfied in previous periods.

For the nine months ended September 30, 2022 and 2021, the majority of the Company’s claims recovery service income was related to a servicing agreement with VRM MSP, which was entered into on March 27, 2018. As part of the Business Combination, the Company acquired rights to cash flows in the assets, after certain required returns to VRM MSP, that had been part of the servicing agreement. As part of this acquisition, the Company no longer receives service income from this agreement and instead recognizes revenue and reductions in the asset when cash flows are received as outlined in Note 4, Asset Acquisitions. For the three months ended September 30, 2022, the Company also recognized $5.0 million of servicing income related to a specific contract where the performance obligations were completed during the quarter.

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

Cost of Claims Recoveries

MSP RECOVERY, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

MSP RECOVERY, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

New Accounting Pronouncements Issued but Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases, to increase transparency and comparability among organizations by recognizing right of use assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. In July 2018, ASU 2018-10, Codification Improvements to ASC 2016-02, Leases, was issued to provide more detailed guidance and additional clarification for implementing ASU 2016-02. Furthermore, in July 2018, the FASB issued ASU 2018-11, Leases: Targeted Improvements, which provides an optional transition method in addition to the existing modified retrospective transition method by allowing a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption. Furthermore, in March 2020, ASU 2020-03, Codification Improvements to Financial Instruments, Leases, was issued to provide more detailed guidance and additional clarification for implementing ASU 2016-02. Additionally, on June 3, 2020, the FASB deferred by one year the effective date of the new leases standard for private companies, private not-for-profits and public not-for-profits that have not yet issued (or made available for issuance) financial statements reflecting the new standard. Furthermore, in June 2020, ASU 2020-05, Revenue from Contracts with Customers and Leases, was issued to defer effective dates of adoption of the new leasing standard for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. While the Company does not anticipate the implementation would have a material effect on the Company’s condensed consolidated operating results, cash flows, financial condition and related disclosures, the Company is currently evaluating the effect that implementation of this standard will have.

ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses. In 2016 and subsequently, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments including subsequent amendments to the initial guidance: ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825. Financial Instruments, ASU 2019-05, Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief, ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments - Credit Losses. ASU 326, and ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures and related amendments require credit losses on financial instruments measured at amortized cost basis to be presented at the net amount expected to be collected, replacing the current incurred loss approach with an expected loss methodology that is referred to as CECL. This ASU is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. While the Company does not anticipate the implementation would have a material effect on the Company’s condensed consolidated operating results, cash flows, financial condition and related disclosures, the Company is currently evaluating the effect that implementation of this standard will have.

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

The Company received net proceeds in the business combination transaction of approximately $23.4 million, which includes the restricted cash received as part of FEF shares as defined in Note 16, Derivative Liability. The Company incurred direct and incremental costs of approximately $80.6 million related to the Business Combination, which consisted primarily of investment banking, legal, accounting and other professional fees. These transaction-related costs were recorded as a reduction of additional paid-in capital in the condensed consolidated balance sheets.

MSP RECOVERY, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Warrants

As part of the business combination transaction, the Company assumed the liability related to the LCAP public warrants ("Public Warrants") of $12.5 million. Pursuant to the terms of the Existing Warrant Agreement, and after giving effect to the issuance of the New Warrants, as defined below, the exercise price of the Public Warrants decreased to $0.0001 per share of Class A Common Stock. During the period from the Closing Date to September 30, 2022, approximately 7.9 million warrants of the original 11.8 million warrants had been exercised and the fair value of the remaining warrants decreased resulting in other income of $3.7 million for the three months ended September 30, 2022. For the nine months ended September 30, 2022, the fair value of the warrants increased resulting in other expense of $1.6 million. Following anti-dilution adjustments made in connection with the Business Combination, the Public Warrants have an exercise price of $0.0001 per share, which have become exercisable as of 10 days after closing of the Business Combination, on a cashless basis.

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

Public Warrants and New Warrants are currently listed on Nasdaq under the symbols “MSPRZ” and “MSPRW”, respectively.

Tax Receivable Agreement

In connection with the Business Combination, the Company also entered into a Tax Receivable Agreement (the “TRA”). Pursuant to the TRA, the Company is required to pay the sellers 85% of the amount of tax benefits that the Company actually realizes as a result of (i) the Company’s direct and indirect allocable share of existing tax basis acquired in the Business Combination, (ii) increases in the Company’s allocable share of existing tax basis and tax basis adjustments that will increase the tax basis of the tangible and intangible assets of the Company as a result of the Business Combination and as a result of sales or exchanges of Up-C Units for cash or shares of Class A Common Stock, and (iii) certain other tax benefits related to entering into the Tax Receivable Agreement, including tax benefits attributable to payments under the Tax Receivable Agreement. During the nine months ended September 30, 2022, 5,753,080 of Class V units were exchanged for Class A common stock of the Company. The Company receives an increase in its share of the tax basis in the net assets of MSP Recovery, LLC due to the interests being redeemed. The Company has assessed the realizability of the net deferred tax assets and in that analysis has considered the relevant positive and negative evidence available to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The Company has recorded a full valuation allowance against the deferred tax assets as of September 30, 2022, which will be maintained until there is sufficient evidence to support the reversal of all or some portion of these allowances. As the tax benefits associated with the TRA have not be recognized, based on estimates of future taxable income, the Company has concluded it is not probable to recognize any tax receivable agreement liability. If the valuation allowance recorded against the deferred tax assets is released in a future period, the Tax Receivable Agreement liability may be considered probable at that time and recorded within earnings.

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

Nomura Promissory Note

MSP RECOVERY, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On May 27, 2022, the Company issued an unsecured promissory note to Nomura in a principal amount of approximately $24.5 million related to advisory fees and deferred underwriting fees and expenses that became due and payable by the Company to Nomura, in connection with the consummation of the Business Combination. The maturity date of the promissory note is May 29, 2023. On the maturity date, the Company is required to pay Nomura an amount in cash equal to the outstanding principal amount, plus accrued and unpaid interest, plus any other obligations then due or payable under the promissory note. Upon two days prior written notice to Nomura, the Company may prepay all or any portion of the then outstanding principal amount under the promissory note together with all accrued and unpaid interest thereon.

Note 4. ASSET ACQUISITIONS

On May 23, 2022 as part of the closing of the Business Combination, the Company acquired assets through the issuance of Up-C units. In exchange for approximately 196.6 million Up-C units, the Company acquired CCRAs previously held by Series MRCS LLC, a series of MDA, Series LLC ("Series MRCS"), an affiliate of MSP. The CCRAs are included as Intangible Assets, net in the condensed consolidated balance sheet. The CCRAs are held at cost, which was determined using the Closing Date market price of the Company's Class A shares discounted by 4.5% for lack of marketability due to timing before shares are sellable. The CCRAs are treated as finite life intangible assets similar to other CCRAs that the Company has acquired and have a useful life of 8 years. For further details on this CCRA acquisition, see Note 7, Intangible Assets, Net.

Investment in rights to claim recovery cash flows

On May 23, 2022 as part of the closing of the Business Combination, the Company acquired assets through the issuance of Up-C units. In exchange for approximately 356.8 million Up-C units, the Company acquired the rights to receive the distributable net proceeds of a portfolio of claims owned by VRM MSP, a Delaware limited liability company and joint investment vehicle of Virage Recovery Master LP ("VRM") and Series MRCS (the “Proceeds”). Under this asset acquisition structure, the Company determined that the arrangements to acquire the rights to proceeds from certain claims recovery rights would be treated as an investment in a financial asset under ASC 825. These rights to cash flows differ from the CCRAs included in Intangibles Assets, net in the condensed consolidated balance sheet as the Company does not hold the rights to the CCRAs, but rather holds the rights to cash flows. The Company has not elected the fair value option and therefore will hold the investment at cost, which was determined using the Closing Date market price of the shares discounted by 4.5% for lack of marketability due to timing before shares are sellable. As cash flows are received, subject to the VRM Full Return, the Company will reduce its investment for realized (or receivable) distributions of net proceeds from this financial instrument in proportion to the amounts received or receivable to management’s estimate of expected net proceeds from the underlying investments, and subject to potential impairment if indicators are present; the excess of proceeds received (or receivable) over the portion of the financial asset deemed to be recovered will be recognized as income in the same period.

At Closing, an additional 65 million Up-C units (the "Reserved Shares") were reserved in escrow for the payment to VRM for the VRM Full Return on or prior to the one-year anniversary of Closing in accordance with a guaranty agreement. Pursuant to which, among other things, if the VRM Full Return (defined below) has not been paid by distribution of recovery proceeds prior to such time, then the Members, along with the Company, will guarantee the payment to VRM of any amount of the VRM Full Return, that remains unpaid at such time, on or prior to the one-year anniversary of the Closing by any of the following means (or any combination thereof): (a) sale of the Reserved Shares, and delivery of the resulting net cash proceeds thereof to VRM, or (b) sale of additional shares of Company Class A Common Stock and delivery of the net cash proceeds thereof to VRM. The “VRM Full Return” means an amount of recovery proceeds distributed (i) first, until VRM received, in the aggregate, a 20% annual compounded return on its contributions to VRM MSP, (ii) second, until VRM received an aggregate amount equal to its contributions to VRM MSP (the aggregate amount of clauses (i) and (ii), collectively, the “VRM Full Return”). The value of the VRM Full Return was $752.5 million as of September 30, 2022. Upon payment of the VRM Full Return, VRM and Series MRCS would assign and transfer to the Company their respective rights to receive all Proceeds. As the Members have guaranteed payment through the Reserved Shares or through conversion and subsequent sale of their Up-C Units, an indemnification asset is included in the condensed consolidated balance sheet for the full value of the VRM Full Return. In addition, as the Company is the primary obligor, the value of the VRM Full Return is included as a guaranty obligation in the condensed consolidated balance sheet.

Note 5. INVESTMENT IN EQUITY METHOD INVESTEES

The Company holds three investments which are accounted for using the equity method: MAO-MSO Recovery II LLC Series PMPI (“Series PMPI”), MAO-MSO Recovery LLC and MAO-MSO Recovery II LLC (both collectively the “MAO-MSO entities”).

Series PMPI is a series of MAO-MSO Recovery II LLC. The Company exercises significant influence over the operating and financial activities of Series PMPI, but does not exercise control of the entity. In accordance with Series PMPI’s operating agreement, the controlling member is entitled to a preferred return of 20% per annum (the “Preferred Return”). Once the Preferred Return has been met, the controlling member is entitled to 50% of claims recoveries by PMPI. The noncontrolling member is allocated 100% of the costs of PMPI. Since the Preferred Return exceeds the total members’ equity of PMPI as of both September 30, 2022 and December 31, 2021, the value of the equity method investment in the condensed consolidated balance sheet is $0.

MSP RECOVERY, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The MAO-MSO entities are Delaware limited liability companies formed as master series entities whose central operations are to form other series legal entities that will hold and pursue claims recovery rights. The MAO-MSO entities are not designed to hold or pursue claims recoveries themselves. The Company holds a 50% economic interest in both entities, and has significant influence through its equity investment, but does not control either entity. As equity method investments, the Company recognizes its proportionate share of net earnings or losses as equity earnings in Other income. The activity of these entities has been insignificant for the nine months ended September 30, 2022 and 2021. Since the Company did not make a contribution to the MAO-MSO entities and the entities have recorded losses, the value of the equity method investment in the condensed consolidated balance sheets is $0 as of both September 30, 2022 and December 31, 2021.

Summary financial information for equity accounted investees, not adjusted for the percentage ownership of the Company is as follows:

	For the three months ended,		For the nine months ended,
Series PMPI (in thousands)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Revenue	$16	-	16	1
Amortization	500	500	1,500	1,500
Other expenses	8	-	8	-
Profit (Loss)	$(492)	(500)	(1,492)	(1,499)

Series PMPI (in thousands)	September 30, 2022	December 31, 2021
Total Assets	$3,841	5,390
Total Liabilities	$274	266

Note 6. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of the following:

	September 30,	December 31,
(In thousands)	2022	2021
Office and computer equipment	$416	$356
Leasehold improvements	113	113
Internally developed software	2,944	1,020
Other software	67	66
Property, plant and equipment, gross	$3,540	$1,555
Less: accumulated depreciation and amortization of software	(1,060)	(805)
Property, plant and equipment, net	$2,480	$750

For the three and nine months ended September 30, 2022 and 2021, depreciation expense and amortization expense was $103 thousand and $254 thousand, respectively, and $89 thousand and $256 thousand, respectively.

Note 7. INTANGIBLE ASSETS, NET

During the nine months ended September 30, 2022, the Company acquired CCRAs held by Series MRCS. The assets were acquired through the issuance of equity as part of the Business Combination. The assets are held at cost and treated as a finite intangible asset with a useful life of 8 years, similar to Intangible assets, net.

Intangible assets, net consists of the following:

(in thousands)	September 30, 2022	December 31, 2021
Intangible assets, gross	$2,171,174	$84,955
Accumulated amortization	(93,603)	(737)
Net	$2,077,571	$84,218

During the three months ended September 30, 2022, the Company purchased $48.2 million of CCRAs included in Intangible Assets, net, all payable in cash or through Class A common stock issuance. The payment is due March 31, 2023 and is recorded within Other Current Liabilities in the condensed consolidated balance sheet as of September 30, 2022. During the nine months ended September 30, 2022, in addition to the CCRAs acquired as part of the Business Combination and the acquired CCRAs noted for the three months ended September 30, 2022, the Company also purchased $12.7 million of CCRAs included in Intangible assets, net, of which $2.7 million was paid in cash and $10.0 million was paid through Class A Common Stock issuance. For the CCRAs acquired through equity issuance, the Company is required to provide additional shares or cash if the value of the shares provided is not equal to $10.0 million or greater within 1 year of issuance. As such, the Company recorded a liability of $8.7 million within Other current liabilities in the condensed consolidate balance sheet for the difference between $10.0 million and the fair value of the shares as of September 30, 2022.

MSP RECOVERY, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

For the three and nine months ended September 30, 2022 and 2021, claims amortization expense was $66.0 million and $92.5 million, respectively, and $47 thousand and $114 thousand, respectively.

Future amortization for CCRAs is expected to be as follows:

(in thousands)	CCRAs Amortization
2022 (remaining)	$67,849
2023	271,397
2024	271,324
2025	271,272
2026	271,272
Thereafter	924,457
Total	$2,077,571

Note 8. OPERATING LEASES

The Company leases office space under a non-cancellable operating lease expiring November 2023. In addition, the Company rents an office space from the Law Firm, which is on a month-to-month basis and therefore is not included in the future minimum lease payments below. Rent expense for the three and nine months ended September 30, 2022 and 2021 was $194 thousand and $579 thousand, respectively, and $178 thousand and $582 thousand, respectively.

The future minimum lease payments under non-cancelable operating leases as of September 30, 2022 for the next five years and thereafter are as follows:

(In thousands)	Lease Payments
Year Ending December 31,
2022 (remaining)	$58
2023 (1)	217
Total	$275

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

Total assets and liabilities for these VIEs were $3.8 million and $0.3 million, respectively, at September 30, 2022 and $5.4 million and $0.3 million, respectively, at December 31, 2021.

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

Note 10. CLAIMS FINANCING OBLIGATIONS AND NOTES PAYABLE

During the three months ended September 30, 2022, the Company finalized an Amendment to Claim Proceeds Investment Agreement and a Warrant Agreement with Brickell Key Investments LP (the "Holder"), pursuant to which the parties have agreed to amend the original Claims Proceeds Investment Agreement ("CPIA") and required payment terms. The Amendment and Warrant Agreement were executed effective September 30, 2022. Pursuant to the agreements, the Company grants to the Holder the right to purchase Class A common shares in the Company (the "Class A Shares") in accordance with the terms and conditions of the Agreement. The maximum amount of Class A Shares that the Holder may purchase from the Company is 66,666,666 (the “Amount”) for a purchase price equal to $6,666.67 ($0.0001 per Class A Share), and is payable in cash. This Warrant (the “Warrant”) will expire at 5:00 p.m. (Eastern Time), on September 30, 2027 and may be exercised in whole or in part by Holder at any time prior to such date. The Holder can only sell a maximum of 15% per month of the Class A Shares obtained through the Warrant. In exchange for the Company issuing

MSP RECOVERY, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

the Warrant, the amounts owed to the Holder pursuant to CPIA are amended to equal $80 million. The Holder has the right to receive the $80 million owed through proceeds as outlined in the CPIA, cash paid by the Company or monetization of the Warrant (through the sale of the Warrant or sale of the underlying Class A Shares). If the Holder monetizes the Warrant, the amount owed will be reduced at a measure of $1.20 per Class A Share. In connection with the Amendment and Warrant Agreement, the Holder also executed a Stock Pledge Agreement (the "Pledge Agreement") with MSP Founders, John H. Ruiz and Frank Quesada (the "Founders"). As part of the agreement, the Founders agreed to pledge 50 million shares to secure payment of the original principal amount of the CPIA. If the Holder were to receive amounts in excess of $80 million, the Founders would receive interest of 10% on the original principal amount of the CPIA. In addition, the Pledge Agreement provides the right to repurchase the Warrant from the Holder on or before June 30, 2023. The Founders entered into an agreement with the Company where this repurchase right has been assigned to the Company (the "Side Agreement"). The Pledge Agreement and Side Agreement were executed effective September 30, 2022. As the Company has, at its option, the ability to pay its obligation through cash proceeds or through monetization of the Warrants, the amount owed as of September 30, 2022 was included as Claims financing obligation and notes payable on the condensed consolidated balance sheet. Also the liability related to the remaining amounts due was recorded as $80 million as of September 30, 2022 as the Company, at its option, has the ability to repurchase the Warrants for $80 million on or before June 30, 2023. The resulting gain on debt extinguishment from the amendment was $63.4 million and was recorded in Other (expense) income, net within the condensed consolidated statement of operations for the three and nine months ended September 30, 2022.

Based on claims financing obligations and notes payable agreements, as of September 30, 2022 and December 31, 2021, the present value of amounts owed under these obligations were $172.3 million and $201.4 million, respectively, including unpaid interest to date of $1.5 million and $94.5 million, respectively. The weighted average interest rate is 5.8% based on the current book value of $172.3 million with rates that range from 2% to 11%. The Company is expected to repay these obligations from cash flows from claim recovery income or potentially for the renegotiated debt through class A common stock issuances.

As of September 30, 2022, the minimum required payments on these agreements are $330.5 million. Certain of these agreements have priority of payment regarding any proceeds until full payment of the balance due is satisfied. The maturity of the commitments range from the date sufficient claims recoveries are received to cover the required return or in some cases by 2031.

Also, during 2020, the Company obtained funds under the Paycheck Protection Program (the “PPP Loan”) in the amount of $1,086 thousand. Since the amount must be repaid unless forgiven in accordance with the Paycheck Protection Program, the Company accounted for the funds as debt under ASC 470. As of December 31, 2021, the total amount of the PPP Loans have been forgiven.

Note 11. NONCONTROLLING INTEREST

The non-controlling interest balance primarily represents the Up-C Units of the Company held by the Members. The following table summarizes the ownership of Units in the Company as of September 30, 2022:

	Common Units	Ownership Percentage
Ownership of Class A Common Units	72,909,609	2.3%
Ownership of Class V Common Units	3,148,720,212	97.7%
Balance at end of period	3,221,629,821	100.0%

The non-controlling interest holders have the right to exchange Up-C Units, at the Company's option, for (i) cash or (ii) one share of Class A Common Stock, subject to the provisions set forth in the LLC Agreement. As such, future exchanges of Up-C Units by non-controlling interest holders will result in a change in ownership and reduce or increase the amount recorded as non-controlling interest and increase or decrease additional paid-in-capital or retained earnings when the Company has positive or negative net assets, respectively. As of September 30, 2022, 5.8 million Up-C Units have exchanged into Class A shares.

In addition to the non-controlling interest related to Up-C Units, the Company also has non-controlling interests related to MAO-MSO Recovery LLC Series FHCP (“FHCP”), which is a non-wholly owned subsidiary of MSP Recovery, LLC. In accordance with FHCP’s operating agreement, the noncontrolling member is entitled to a preferred return of 20% per annum (the “Preferred Return”). Once the Preferred Return has been met, the noncontrolling member is entitled to 80% of claims recoveries by FHCP. The controlling member is allocated 100% of the costs of FHCP. Since the Preferred Return exceeds the total members’ equity of FHCP as of September 30, 2022 and December 31, 2021, the non-controlling interest also includes $4.3 million representing the entire members’ equity of FHCP.

Note 12. COMMITMENTS AND CONTINGENCIES

The Company is subject to certain legal proceedings, claims, investigations, and administrative proceedings in the ordinary course of its business. The Company records a provision for a liability when it is both probable that the liability has been incurred and the amount of the liability can be reasonably estimated. These provisions, if any, are reviewed and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. Depending on the nature and timing of any such proceedings that may arise, an unfavorable resolution of a matter could materially affect the

MSP RECOVERY, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Company’s future consolidated results of operations, cash flows or financial position in a particular period. As of September 30, 2022, there was no material pending or threatened litigation against us.

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

Note 13. RELATED PARTY

Loan from related parties

During the nine months ended September 30, 2022, the Company issued an unsecured promissory note in an aggregate principal amount of $112.8 million (the “Promissory Note”) to John H. Ruiz and Frank C. Quesada, the Company’s Chief Executive Officer and director and Chief Legal Officer and director, respectively (collectively, the “MSP Principals”), to provide operating cash to the Company. The Promissory Note bears interest at an annual rate of 4%, payable in kind, and will mature on the four year anniversary of the issuance. The Promissory Note is payable by the Company at any time, without prepayment penalties, fees, or other expenses. During the three and nine months ended September 30, 2022, the Company recorded $1.3 million and $1.5 million, respectively, on interest expense related to the Promissory Note.

A portion of the proceeds under the Promissory Note in an amount equal to $36.5 million was advanced to the Law Firm, an affiliate of certain Members, for certain operating expenses as contemplated by the Legal Services Agreement. This amount is reflected in prepaid expenses and other current assets within the condensed consolidated balance sheets and had a balance of $31.9 million as of September 30, 2022. The payments of Law Firm expenses is reflected in Professional fees - legal within the condensed consolidated statement of operations.

Legal Services – MSP Recovery Law Firm

Certain Company entities have previously entered into legal services agreements (the “Existing LSAs”) with the Law Firm, an affiliate of certain Members, for the recovery of claims. Pursuant to the terms of the Existing LSAs, the Law Firm provides the Company with investigation, case management, research and legal services in the pursuit of recovery of claims in exchange for a portion of the recovered proceeds relating to such claims. The Existing LSAs also provide that the Law Firm serves as exclusive lead counsel for any litigation relating to such claims. As of September 30, 2022 there was no amount due, and December 31, 2021, $5.5 million, respectively, was due to the Law Firm and included in the condensed consolidated balance sheets in Affiliate Payable. For the three and nine months ended September 30, 2022, $4.6 million and $24.7 million, respectively was included in Professional fees - legal for expenses related to the Law Firm in the condensed consolidated statements of operations. The amounts were largely due to share base compensation as noted below and the payment of Law Firm expenses per the related party loan as noted above. For the three and nine months ended September 30, 2021, the amounts were de minimus. For the three and nine months ended September 30, 2022, $0 thousand and $271 thousand, respectively, were included in cost of claims recoveries for expenses related to the Law Firm in the condensed consolidated statements of operations. For the three and nine months ended September 30, 2021, no amounts were included cost of claims recoveries for expenses related to the Law Firm in the condensed consolidated statements of operations.

The Law Firm may also collect and/or hold cash on behalf of the Company in the ordinary course of business. As of September 30, 2022 and December 31, 2021, $1.5 million and $3.4 million, respectively, was due from the Law Firm and included in the condensed consolidated balance sheets in Affiliate Receivable. In addition, the Company rents office space from the Law Firm as discussed in Note 8, Operating Lease.

For the nine months ended September 30, 2022, the Company issued 8,022,000 Class A common stock shares to the Law Firm employees, which was deemed to be share based compensation. As such $20.1 million of expense was included within Professional fees - legal for expenses related to the Law Firm in the condensed consolidated statements of operations for the nine months ended September 30, 2022.

MSP RECOVERY, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

MSP Recovery Aviation, LLC

The Company may make payments related to operational expenses on behalf of its affiliate, MSP Recovery Aviation, LLC (“MSP Aviation”). MSP Aviation was created to provide aircraft rental to third party customers and the Company. The Company has made payments in the periods of the financial statements only related to specifically billed flights and these rates are at or below the market rate for such services. As of September 30, 2022 and December 31, 2021, $153 thousand and $153 thousand, respectively was due from MSP Aviation and included in the condensed consolidated balance sheets in Affiliate Receivable. For the three and nine months ended September 30, 2022, $150 thousand and $400 thousand, respectively was included in General and Administrative expenses related to MSP Aviation in the condensed consolidated statements of operations. For the three and nine months ended September 30, 2021, the amounts were de minimus.

Funds held for other entities

The Company may collect and/or hold cash on behalf of its affiliates in the ordinary course of business. As of September 30, 2022 and December 31, 2021, $19.8 million and $39.7 million was due to affiliates of the Company and included in the condensed consolidated balance sheets in Affiliate Payable. These amounts were primarily due to Series MRCS, and will be repaid either through excess cash flows from operations or other financing. During the year ended December 31, 2021, the Company also entered into a note payable with Series MRCS as outlined in Note 7, Intangible Assets, Net. As of September 30, 2022 and December 31, 2021, the balance of the note payable was $0.5 million and included in the condensed consolidated balance sheets in Claims financing obligation and notes payable.

As of December 31, 2021, $0.4 million was due to MSP National, LLC from Series MRCS and as of September 30, 2022 and December 31, 2021, there were additional receivables from other affiliates of $146 thousand and $92 thousand, respectively. These were included in the condensed consolidated balance sheets in Affiliate Receivable.

VRM

Historically, MSP Recovery, LLC has received claims recovery service income for services provided to VRM MSP. The Company concluded that VRM MSP is a related party due to ownership interests in the entity held by Series MRCS LLC. During the nine months ended September 30, 2022 and 2021, $0 million and $10.6 million, respectively, and $1.7 million and $7.0 million, respectively, of claims recovery service income was received from VRM MSP as part of the servicing agreement and was included in the condensed consolidated statements of operations.

Note 14. INVESTMENTS IN EQUITY SECURITIES AND OBLIGATIONS TO DELIVER SECURITIES

The Company had an outstanding obligation to provide equity securities (a “short position”) as of December 31, 2020. The short position was classified as a liability, marked-to-market and was evaluated at Level 1 for fair value. During the nine months ended September 30, 2021, the Company covered its short position by acquiring 100,000 equity shares of a publicly traded U.S. company for $1.8 million, recognizing a realized loss of $193 thousand in Other income, net in the condensed consolidated statements of operations. As of September 30, 2022 and December 31, 2021, the Company had no investments in equity securities.

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

Prior to the Business Combination, the equity structure of MSP Recovery, LLC included units which shared in the profits and losses of MSP Recovery, LLC. In reviewing the calculation of earnings per unit for periods prior to the Business Combination, the Company concluded that it resulted in values that would not be meaningful to the users of the unaudited condensed consolidated financial statements. As such, earnings per share information for the three and nine months ended September 30, 2021 has not been presented. The basic and diluted earnings per share for the three and nine months ended September 30, 2022 represent income (loss) from only the period from the Closing Date to September 30, 2022 for the Company.

The following table sets forth the computation of basic and diluted earnings per share of Class A common stock:

MSP RECOVERY, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(In thousands except shares and per share amounts)	Three months ended September 30, 2022	Nine months ended September 30, 2022
Numerator - basic and diluted:
Net loss	$(27,060)	$(118,075)
Less: Net loss attributable to MSP Recovery, LLC pre Business Combination	-	28,639
Less: Net loss attributable to the noncontrolling interest post Business Combination	$26,597	$87,685
Net loss attributable to common shareholders	$(463)	$(1,751)
Denominator - basic and diluted:
Weighed-average shares of Class A common stock outstanding	69,036,899	53,138,474

Earnings per share of Class A common stock - basic and diluted	$(0.01)	$(0.03)

Shares of the Company’s Class V common stock do not participate in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class V common stock under the two-class method has not been presented.

In the calculation for earnings per share for the three and nine months ended September 30, 2022, the Company excluded from the calculation of diluted earnings per share 3,148,720,212 shares of Class V common stock, 3,916,725 Public Warrants outstanding, and 1,028,046,326 shares of New Warrants outstanding because their effect would have been anti-dilutive.

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

The Company concluded that the instrument includes an embedded derivative for the change in value of the Company's Class A common stock and as such, at the end of each period the Company will mark to market the shares through booking a derivative liability/asset. The calculation of the derivative liability/asset would be the difference between the restricted cash and current fair value of the outstanding FEF shares (number of FEF shares multiplied by market price of the Company's Class A common stock as of period end). As of September 30, 2022, CF had not sold any FEF shares. The aggregate purchase price of $11.4 million is reflected in restricted cash with the fair value of the shares of $1.4 million included as Class A common stock subject to possible redemption within temporary equity and the derivative liability of $10.0 million reflected in current liabilities in the condensed consolidated balance sheets.

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

Cautionary Note Regarding Forward-Looking Statements

This Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. Forward-looking statements may generally be identified by the use of words such as "anticipate," "believe," "expect," "intend," "plan" and "will" or, in each case, their negative, or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts, including for example guidance for 2022 portfolio recovery and revenue. By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. As a result, these statements are not guarantees of future performance or results and actual events may differ materially from those expressed in or suggested by the forward-looking statements. Any forward-looking statement made by MSP Recovery herein speaks only as of the date made. New risks and uncertainties come up from time to time, and it is impossible for MSP to predict or identify all such events or how they may affect it. MSP has no obligation, and does not intend, to update any forward-looking statements after the date hereof, except as required by federal securities laws. Factors that could cause these differences include, but are not limited to, MSP’s ability to capitalize on its assignment agreements and recover monies that were paid by the assignors; the inherent uncertainty surrounding settlement negotiations and/or litigation, including with respect to both the amount and timing of any such results; the validity of the assignments of claims to MSP; the ability to successfully expand the scope of MSP’s claims or obtain new data and claims from MSP’s existing assignor base or otherwise; MSP’s ability to innovate and develop new solutions, and whether those solutions will be adopted by MSP’s existing and potential assignors; negative publicity concerning healthcare data analytics and payment accuracy; and those other factors included in MSP’s Quarterly Reports on Form 10-Q and other reports filed by it with the SEC. These statements constitute the Company's cautionary statements under the Private Securities Litigation Reform Act of 1995.

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

Our current portfolio has scaled significantly. We are entitled to a portion of any recovery rights associated with approximately $1,568 billion in Billed Amount (and approximately $373 billion in Paid Amount), which contains approximately $89 billion in Paid Value of Potentially Recoverable Claims, as of September 30, 2022. We are typically entitled to 50% of recovery rights pursuant to our CCRAs but in certain cases we have also purchased from our Assignors, from time to time, rights to 100% of the recovery. We believe it would take any competitor a long time to amass the portfolio of claims rights currently owned by us due, among things, to the volume of our claims data retained and strength of our data analytics, which we believe are key to attracting counterparties willing to assign claims to us.

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

Key Factors Affecting Our Results

Our Claims Portfolio

We differ from some of our competitors because we receive our recovery rights through irrevocable assignments. When we are assigned these rights, we take on the risk that such claims may not be recoverable. We are entitled to a portion of any recovery rights associated with approximately $1,568 billion in Billed Amount (and approximately $373 billion in Paid Amount), which contained approximately $89 billion in Paid Value of Potentially Recoverable Claims, as of September 30, 2022. We are typically entitled to 50% of recovery rights pursuant to our CCRAs but in certain cases we have also purchased from our Assignors, from time to time, rights to 100% of the recovery. By discovering, quantifying, and settling the gap between Billed Amount and Paid Amount on a large scale, we believe we are positioned to generate substantial annual recovery revenue at high profit margins for our assigned claims. In litigation, we have a competitive advantage by our experienced management and legal teams. While our model of being assigned the claim rights allows us the flexibility to direct the litigation and potentially generate higher margins, we have, on an opportunistic basis, paid the Assignor an upfront purchase price for these rights.

To date, we have not generated substantial revenue from our claims portfolio, and our business model is dependent of achieving revenue from this model in the future. If we are unable to recover the upfront purchase price from the assigned claims or the investments we have made in pursuing recoveries, it would have an adverse effect on our profitability and business.

Our potential claims recovery revenue in a given period will be impacted by the amount of claims we review and ultimately pursue. The number of claims that we review is driven by the claims we receive through assignment. As we are assigned more claims, we can review the claims and identify additional recoveries. To expand our Assignor base and obtain more claims, we plan to implement new strategies to secure new Assignors. These strategies will include a platform to educate potential Assignors about our company, making strategic business partnerships, potential mergers, acquisitions of personnel, as well as other marketing strategies. Our Assignors have grown from 32 in 2015, to 105 in 2018, to 123 in 2019, to 134 in 2020 and over 160 Assignors to date. If we are unable to continue to attract new Assignors to our platform, this could adversely affect future profitability.

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

Our claims recovery revenue is typically recognized upon reaching a binding settlement or arbitration with the counterparty or when the legal proceedings, including any appellate process, are resolved. A decrease in the willingness of courts to grant these judgments, a change in the requirements for filing these cases or obtaining these judgments, or a decrease in our ability to collect on these judgments could have an adverse effect on our business, financial condition and operating results. Of our Property & Casualty portfolio as of September 30, 2022, approximately 76% of claims are already in the recovery process, which are claims where either the recovery process has been initiated, data has been collected and matched or resolution discussions are in process.

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

Recovery Multiple: The Recovery Multiple is the amount of income of any generated claims recovery income obtained by the Company in respect of any claims as compared to the Paid Amount of those claims (e.g., on a $600 recovery, if the paid amount for said claim was $100, the Recovery Multiple is 6x). For these purposes, we record values under the Recovery Multiple only once we have recorded claims recovery income either through the receipt of cash or recognition of accounts receivable on the claims. Management believes this metric is useful to investors and is useful in managing or monitoring company performance because the Recovery Multiple provides a measure of the Company’s ability to recover on its claims recovery rights. A Recovery Multiple above 1x would illustrate the Company’s ability to collect in excess of the Paid Amount. To date, because actual recoveries have been limited, this measure has had limited utility in historical periods. However, management believes this measure will become more meaningful during the next 12 months and beyond to the extent the Company begins to report actual increases in recoveries during those periods. As of September 30, 2022, the Company has obtained settlements with two counterparties where the Recovery Multiple was or would be in excess of the Paid Amount. However, the settlement amounts have not been finally tabulated on these settlements and therefore do not provide a large enough sample to be statistically significant and are therefore not shown in the table. Because the Recovery Multiple is based on actual recoveries, this measure is not based on the Penetration Status of Portfolio, as described below.

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

	As of and for the,
	Nine Months Ended September 30, 2022	Six Months Ended June 30, 2022	Three Months Ended March 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
$ in billions
Paid Amount	$373.3	$370.2	$366.9	$364.4	$58.4
Paid Value of Potentially Recoverable Claims	89.2	88.3	87.3	86.6	14.7
Billed Value of Potentially Recoverable Claims	376.1	371.3	367.8	363.2	52.3
Recovery Multiple	N/A(1)	N/A(1)	N/A(1)	N/A(1)	N/A(1)
Penetration Status of Portfolio	85.8%	76.3%	76.3%	75.6%	N/A
(1)
During the nine months ended September 30, 2022, the Company has received total recoveries of $4.0 million with a recovery multiple of 3.7x. However, the settlement amounts do not provide a large enough sample to be statistically significant, and are therefore not shown in the table.

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

Our addressable market and therefore revenue potential is impacted by the expansion or contraction of healthcare coverage and spending, which directly affects the number of claims available. The Centers for Medicare & Medicaid Services ("CMS") has projected that health spending will continue to grow at an average rate of 5.4% a year between 2019 and 2028. We also believe reimbursement models may become more complex as healthcare payers accommodate new markets and lines of business and as advancements in medical care increase the number of testing and treatment options available. As reimbursement models grow more complex and healthcare coverage increases, the complexity and number of claims may also increase, which could impact the demand for our solutions. Such changes could have a further impact on our results of operations.

As of September 30, 2022, approximately 93% of our expected recoveries arise from claims being brought under the Medicare Secondary Payer Act. While we believe the act has bipartisan support, changes to the laws on which we base our recoveries, particularly the Medicare Secondary Payer Act, can adversely affect our business. Our ability to generate future revenue is therefore significantly dependent on factors outside our control.

Impact of the COVID-19 Pandemic

The impact of the COVID-19 pandemic (“COVID-19”) and related stay-at-home orders and social distancing guidelines caused significant disruptions in many of the jurisdictions in which we operate. These measures had an impact on many aspects of our business operations, including delays within the court system due to court/administrative closures or reduced court dockets and the availability of associates, employees, and business partners. While we were able to continue operations throughout these periods, these delays potentially impacted timing of resolving pending legal matters as a result of court, administrative and other closures and could impact any potential future legislation or litigation. For the three and nine months ended September 30, 2022 and 2021 and the years ended December 31, 2021 and 2020, there was not a material impact to our operations or financial results including total claims recovery, claims recovery service revenue or cost of recoveries. In addition, changes in KPIs such as Paid Amount, Paid Value of Potentially Recoverable Claims, Recovery Multiple and Penetration Status of Portfolio were not materially impacted for the three and nine months ended September 30, 2022 and 2021 and the years ended December 31, 2021 and 2020 and the number of Assignors or Clients has also not been negatively impacted by COVID-19. For more information on our operations and risks related to health epidemics, including the coronavirus. Please see the section Item 1A “Risk Factors.”

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

Results of Operations

Three months ended September 30, 2022 versus three months ended September 30, 2021

The following table sets forth a summary of our consolidated results of operations for the three months ended September 30, 2022 to three months ended September 30, 2021 indicated.

	Three Months Ended September 30
(in thousands except for percentages)	2022	2021	$ Change	% Change
Claims recovery income	$2,571	$48	$2,523	5,256%
Claims recovery service income	5,748	2,439	3,309	136%
Total Claims Recovery	$8,319	$2,487	$5,832	234%
Operating expenses
Cost of claims recoveries	$1,160	$15	$1,145	7,633%
Claims amortization expense	66,331	47	66,284	141,030%
General and administrative	6,621	2,871	3,750	131%
Professional fees	5,875	2,539	3,336	131%
Professional fees - legal	8,014	26	7,988	30,723%
Depreciation and amortization	103	89	14	16%
Total operating expenses	$88,104	$5,587	$82,517	1,477%
Operating Income/ (Loss)	$(79,785)	$(3,100)	$(76,685)	2,474%
Interest expense	$(13,083)	$(6,990)	$(6,093)	87%
Other income (expense), net	63,138	(169)	63,307	(37460)%
Change in fair value of warrant and derivative liabilities	2,670	-	2,670	100%
Net loss before provision for income taxes	$(27,060)	$(10,259)	$(16,801)	164%
Provision for income tax benefit (expense)	$-	$-	$-	(100)%
Net loss	$(27,060)	$(10,259)	$(16,801)	164%
Less: Net (income) loss attributable to non-controlling members	$26,597	$(16)	$26,613	(166331)%
Net loss attributable to controlling members	$(463)	$(10,275)	$9,812	(95)%

Claims recovery income. Claims recovery income increased by $2.5 million for the three months ended September 30, 2022 driven by increased settlements during the period.

Claims recovery service income. Claims recoveries service income increased by $3.3 million, or 136%, to $5.7 million for the three months ended September 30, 2022 from $2.4 million for the three months ended September 30, 2021, primarily driven by an increase in third party service fees due to a $5.0 million servicing contract completed during the three months ended September 30, 2022.

Cost of claims recoveries. Cost of claims recoveries increased by $1.1 million, or 7,633%, driven by assignor and law firm costs on increased claims recovery income.

Claims amortization expense. Claims amortization expense increased by $66.3 million primarily driven by increased amortization due to the acquisition of CCRAs obtained as part of the business combination. In addition to the aforementioned CCRAs acquired as part of the Business Combination, the Company also purchased additional CCRAs during the three months ended September 30, 2022, included in Intangible assets, which further contributed to the increase in claims amortization expense.

General and administrative. General and administrative increased by $3.7 million, to $6.6 million in three months ended September 30, 2022 from $2.9 million for the three months ended September 30, 2021, primarily driven by increases in wages of $3.1 million and advertising of $1.1 million as compared to the three months ended September 30, 2021.

Professional fees. Professional fees increased by $3.3 million, or 95%, to $5.0 million for the three months ended September 30, 2022 from $2.5 million for the three months ended September 30, 2021, primarily driven by an increase in consulting fees.

Professional fees - legal. Professional fees - legal increased by $8.0 million, driven by fees to outsourced law firms and Law Firm expenses of $4.6 million covered through the prepaid.

Interest expense. Interest expense increased by $6.1 million, or 87%, to $13.1 million in three months ended September 30, 2022 from $7.0 million for the three months ended September 30, 2021, primarily driven by an increase in the basis for which interest is incurred on our Claims Financing Obligations and accrued interest on the related party loan obtained in June 2022.

Other income (expense), net. Other income, net increased by $63.3 million to $63.1 million in three months ended September 30, 2022 from a loss of $169 thousand for the three months ended September 30, 2021, driven by a gain associated with the settlement of the Brickell Key Investment debt extinguishment.

Change in fair value of warrant and derivative liabilities. For the three months ended September 30, 2022 $2.7 million of gain was recorded related to mark to market adjustments for the fair value of warrants for $3.7 million and a loss for the fair value of derivative liabilities related to the Committed Equity facility for $1.0 million.

Nine months ended September 30, 2022 versus nine months ended September 30, 2021

The following table sets forth a summary of our consolidated results of operations for the nine months ended September 30, 2022 and September 30, 2021 indicated.

	Nine Months Ended September 30
(in thousands except for percentages)	2022	2021	$ Change	% Change
Claims recovery income	$3,999	$63	$3,936	6,248%
Claims recovery service income	17,795	9,213	8,582	93%
Total Claims Recovery	$21,794	$9,276	$12,518	135%
Operating expenses
Cost of claims recoveries	$1,861	$23	$1,838	7,991%
Claims amortization expense	92,866	114	92,752	81,361%
General and administrative	17,049	8,207	8,842	108%
Professional fees	10,931	5,606	5,325	95%
Professional fees - legal	34,251	56	34,195	61,063%
Depreciation and amortization	254	256	(2)	(1)%
Total operating expenses	$157,212	$14,262	$142,950	1,002%
Operating Income/ (Loss)	$(135,418)	$(4,986)	$(130,432)	2,616%
Interest expense	$(34,475)	$(19,579)	$(14,896)	76%
Other income (expense), net	63,175	1,154	62,021	5,374%
Change in fair value of warrant and derivative liabilities	(11,683)	-	(11,683)	(100)%
Net loss before provision for income taxes	$(118,401)	$(23,411)	$(94,990)	406%
Provision for income tax benefit (expense)	$326	$-	$326	100%
Net loss	$(118,075)	$(23,411)	$(94,664)	404%
Less: Net (income) loss attributable to non-controlling members	$116,324	$(16)	$116,340	(727125)%
Net loss attributable to controlling members	$(1,751)	$(23,427)	$21,676	(93)%

Claims recovery income. Claims recovery income increased by $3.9 million for the nine months ended September 30, 2022 driven by an increase in settlements during the period.

Claims recovery service income. Claims recoveries service income increased by $8.6 million, or 93%, to $17.8 million for the nine months ended September 30, 2022 from $9.2 million for the nine months ended September 30, 2021, primarily driven by an increase in third party service fees due to volume as the headcount needed and related operational expenses to service the claims expanded and a $5.0 million servicing contract completed during the three months ended September 30, 2022.

Cost of claims recoveries. Cost of claims recoveries increased by $1.8 thousand, to $1.9 thousand for the nine months ended September 30, 2022 from $1.8 thousand for the nine months ended September 30, 2021, primarily driven by payments due to assignors and the Law Firm on claims recoveries during the period.

Claims amortization expense. Claims amortization expense increased by $92.8 million, to $92.9 million for the nine months ended September 30, 2022 from $114 thousand for the nine months ended September 30, 2021, primarily driven by increased amortization due to the acquisition of CCRAs obtained as part of the business combination. In addition, the Company purchased additional CCRAs during the nine months ended September 30, 2022, included in Intangible assets, which further contributed to the increase in claims amortization expense.

General and administrative. General and administrative increased by $8.8 million, or 108%, to $17.0 million for the nine months ended September 30, 2022 from $8.2 million for the nine months ended September 30, 2021, primarily driven by increase in wages of $4.2 million and advertising expenses of $2.9 million.

Professional fees. Professional fees increased by $5.3 million, or 79%, to $10.0 million for the nine months ended September 30, 2022 from $5.6 million for the nine months ended September 30, 2021, primarily driven by an increase in accounting and consulting fees due to the Business Combination.

Professional fees - legal. Professional fees - legal increased by $34.2 million for the nine months ended September 30, 2022, primarily driven by a one-time share based payment expense of $20.1 million and fees to outsourced law firms.

Interest expense. Interest expense increased by $14.9 million, or 76%, to $34.5 million for the nine months ended September 30, 2022 from $19.6 million for the nine months ended September 30, 2021, primarily driven by an increase in the basis for which interest is incurred on our Claims Financing Obligations, additional interest on commitments incurred at the end of 2021 and accrued interest on the related party loan obtained in June 2022.

Other income, net. Other income increased by $62.0 million, to $63.2 million for the nine months ended September 30, 2022 from $1.2 million for the nine months ended September 30, 2021 driven by a gain associated with the settlement of the Brickell Key Investment debt extinguishment.

Change in fair value of warrant and derivative liabilities. For the nine months ended September 30, 2022, $11.7 million of loss was recorded related to mark to market adjustments for the fair value of warrants for $1.6 million and for the fair value of derivative liabilities related to the Committed Equity facility for $10.1 million.

Provision for income tax benefit. For the nine months ended September 30, 2022, a $0.3 million income tax benefit was recognized related to the increase in the deferred tax asset for current period losses.

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

	Three months ended	Nine months ended
(In thousands)	September 30, 2022	September 30, 2022
GAAP Operating Loss	$(79,785)	$(135,418)
Share based compensation	—	20,055
Claims amortization expense	66,331	92,866
Adjusted operating loss	$(13,454)	$(22,497)

GAAP Net Loss	$(27,060)	$(118,075)
Share based compensation	—	20,055
Claims amortization expense	66,331	92,866
Gain on debt extinguishment	(63,367)	(63,367)
Paid-in-kind Interest	13,083	34,475
Change in fair value of warrant and derivative liabilities	(2,670)	11,683
Adjusted net loss	$(13,683)	$(22,363)

Liquidity and Capital Resources

Sources of Liquidity

Since inception, we have financed our operations primarily from partnership contributions. As of September 30, 2022, we had $14.3 million in cash and cash equivalents. As of September 30, 2022, we had loan payables of $170.8 million consisting of our Claims Financing Obligations and notes payable. We had $1.5 million in interest payable related to our Claims Financing Obligations. In addition, we had a loan from related parties with a balance of $125.8 million. This loan bears interest at an annual rate of 4%, payable in kind, and will mature on the four year anniversary of the issuance and the terms were more favorable than we could have obtained from another party.

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

We believe that our cash on hand of $14.3 million, along with our other current assets and available resources, will be sufficient to meet our operating expenditure and working capital requirements for a period of at least twelve months from the date of this Form 10-Q. If we are required to raise additional capital to finance our operations, which may include seeking additional capital through equity offerings or debt financings, the amount and timing of our future funding will depend on many factors, including the pace and results of our claims recovery efforts. We may be unable to obtain any such additional financing on reasonable terms or at all. Our ability to access capital when needed is not assured and, if capital is not available to us when, and in the amounts needed, we could be required to delay, scale back or abandon some or all of our claims recovery efforts and other operations, which could materially harm our business, prospects, financial condition and operating results.

MSP Principals Promissory Note

On June 16, 2022, to finance the Company’s operations, the MSP Principals provided cash to the Company in an aggregate amount of $112.8 million. The Company issued the MSP Principals Promissory Note to the MSP Principals in an aggregate principal amount of $112.8 million that has an annual interest rate of 4%, payable in kind, and matures on the day that is the four year anniversary of the issuance. On the maturity date, the Company is required to pay the MSP Principals an amount in cash equal to the outstanding principal amount, plus accrued and unpaid interest. The promissory note is prepayable by the Company at any time, without prepayment penalties, fees or other expenses. A portion of the proceeds under the MSP Principals Promissory Note in an amount equal to $36.5 million was advanced to the Law Firm for certain operating expenses as contemplated by the Legal Services Agreement. The MSP Principals Promissory Note contains customary events of default that would allow the MSP Principals to declare the MSP Principals Promissory Note immediately due and payable or the MSP Principals Promissory Note will immediately and automatically become due and payable without notice, presentment, demand, protest or other request of any kind. In addition, the MSP Principals Promissory Note may be accelerated by the MSP Principals if the board of directors of the Company (excluding the MSP Principals) terminates the Legal Services Agreement.

Nomura Promissory Note

On May 27, 2022, the Company issued an unsecured promissory note to Nomura in a principal amount of approximately $24.5 million related to advisory fees and deferred underwriting fees and expenses that became due and payable by the Company to Nomura, in connection with the consummation of the Business Combination. The maturity date of the promissory note is May 29, 2023. On the maturity date, the Company is required to pay Nomura an amount in cash equal to the outstanding principal amount, plus accrued and unpaid interest, plus any other obligations then due or payable under the promissory note. Upon two days prior written notice to Nomura, the Company may prepay all or any portion of the then outstanding principal amount under the promissory note together with all accrued and unpaid interest thereon.

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

Actual results, including sources and uses of cash, may differ from our current estimates due to the inherent uncertainty involved in making those estimates and any such differences may impact the Company’s ability to continue as a going concern in the future. The expenditures associated with the development and launch of our additional recovery services and the anticipated increase in claims recovery capacity are subject to significant risks and uncertainties, many of which are beyond our control, which may affect the timing and magnitude of these anticipated expenditures. These risk and uncertainties are described in more detail in the section entitled “Risk Factors”.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months ended
	September 30,
(in thousands)	2022	2021
Net cash used in operating activities	$(70,764)	$(6,256)
Net cash used in investing activities	(4,563)	(1,857)
Net cash provided by (used in) financing activities	99,351	(2,412)
Net increase (decrease) in cash and cash equivalents and restricted cash	24,024	(10,525)
Cash and cash equivalents and restricted cash at beginning of period	1,664	11,879
Cash and cash equivalents and restricted cash at end of period	$25,688	$1,354

Cash Flows Used in Operating Activities

Net cash used in operating activities increased by $64.5 million to $70.8 million for the nine months ended September 30, 2022 compared to net cash used of $6.3 million for the nine months ended September 30, 2021. During the nine months ended September 30, 2022, net cash used in operating activities was impacted primarily by our net loss, an increase in Prepaid and other assets of $32.6 million and decrease in affiliate payable of $25.4 million. This was partially offset by a $15.5 million increase in accounts payable and accrued liabilities. Net cash used in operating activities was further impacted by non-cash charges including a $63.4 gain on debt extinguishment partially offset by claims amortization expense of $92.9 million, paid in kind interest of $34.5 million, share-based compensation of $20.1 million and change in fair value of derivatives of $10.1 million and change in fair value of warrant liabilities of $1.6 million.

Cash Flows Used in Investing Activities

Net cash used in investing activities increased by $2.7 million to $4.6 million for the nine months ended September 30, 2022 compared to $1.9 million for the nine months ended September 30, 2021. During the nine months ended September 30, 2022, our cash used in investing activities was primarily due to acquisition of additional CCRAs included in Intangible assets, net, of which $2.7 million was paid for in cash and $1.9 million of additions to property, plant and equipment.

Cash Flows Provided by (Used in) Financing Activities

Net cash provided by in financing activities increased to $99.4 million for the nine months ended September 30, 2022 compared to $2.4 million net cash used in financing activities for the nine months ended September 30, 2021. This is primarily due to proceeds from the related party loan of $125.8 million, proceeds from the Business Combination of $12.0 million, and $8.6 million from the issuance of common stock. These were partially offset by $49.6 million of transaction costs incurred in connection with the Business Combination.

Contractual Obligations, Commitments and Contingencies

The following table and the information that follows summarizes our contractual obligations as of September 30, 2022.

The future minimum lease payments under non-cancelable operating leases as of September 30, 2022 are as follows:

(In thousands)	Lease Payments
Year Ending December 31,
2022 (remaining)	$58
2023 (1)	217
Total	$275
(1)
Operating lease expires before or during the year ending December 31, 2023

Based on claims financing obligations and notes payable agreements, as of September 30, 2022 and December 31, 2021, the present value of amounts owed under these obligations were $172.3 million and $201.4 million, respectively, including unpaid interest to date of $1.5 million and $94.5 million, respectively. The weighted average interest rate is 5.8% based on the current book value of $172.3 million with rates that range from 2% to 11%. The Company is expected to repay these obligations from cash flows from claim recovery income.

As of September 30, 2022, the minimum required payments on these agreements are $330.5 million. Certain of these agreements have priority of payment regarding any proceeds until full payment of the balance due is satisfied. The maturity of the commitments range from the date sufficient claims recoveries are received to cover the required return or in some cases by 2031.

Off-Balance Sheet Commitments and Arrangements

As of the balance sheet dates of September 30, 2022 and December 31, 2021, we have not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

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

We believe that the following accounting policies involve a high degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of our operations. See Note 2, Basis of Presentation and Summary of Significant Accounting Policies to our consolidated financial statements appearing elsewhere in this Form 10-Q for a description of our other significant accounting policies.

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

Impairment of Intangible Assets

We evaluate long-lived assets, such as property and equipment, and finite-lived intangibles, such as claims recovery rights and capitalized software costs, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset group are less than the carrying value, a write-down would be recorded to reduce the related asset group to its estimated fair value. There were no impairment indicators or charges in the three and nine months ended September 30, 2022 and 2021 and the years ended December 31, 2021 and 2020.

For the CCRA intangibles, we will also assess the intangible assets recognized for CCRAs for impairment in accordance with ASC 350-30-35-14, whereby an impairment loss shall be recognized if the carrying amount of the intangible asset is not recoverable and its carrying amount exceeds its fair value based on the model for long-lived assets to be held and used under ASC 360-10. ASC 360-10 requires entities to evaluate long-lived assets (including finite-lived intangible assets) when indicators are present. Impairment indicators would result only when the potential recoveries under the claim paths of all remaining claims suggests the unamortized carrying value is not recoverable. As the amount of upfront payments for CCRAs is typically only a fraction of the potential recoveries, it would typically take a substantial negative event (such as an unfavorable court ruling upheld on appeal or a change in law/statute with retroactive effect) to suggest an impairment may be triggered. There were no impairment indicators or charges in the three and nine months ended September 30, 2022 and 2021 or the years ended December 31, 2021 and 2020.

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

Evaluation of Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Management is likewise required, on a quarterly basis, to evaluate the effectiveness of its internal controls and to disclose any changes and material weaknesses identified through such evaluation of those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of MSP’s annual or interim financial statements will not be prevented or detected and corrected on a timely basis. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We expect to take steps to remediate the material weakness, but there is no assurance that any remediation efforts will ultimately have the intended effects. Prior to the Business Combination, material weaknesses were disclosed for both legacy MSP and LCAP. These are outlined below. As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due to the material weaknesses in our internal control over financial reporting related to the items noted below.

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

LCAP had concluded that its internal control over financial reporting was ineffective as of December 31, 2020 and 2021, and MSP Recovery concluded that its internal control over financial reporting was ineffective as of June 30, 2022, because material weaknesses existed in LCAP’s internal control over financial reporting and they have not been remediated to date. MSP Recovery has taken a number of measures to remediate the material weaknesses described herein; however, if it is unable to remediate its material weaknesses in a timely manner or MSP Recovery identifies additional material weaknesses, it may be unable to provide required financial information in a timely and reliable manner, and MSP Recovery may incorrectly report financial information.

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

The Company is in the process of implementing measures designed to improve their internal control over financial reporting and remediate the control deficiencies that led to the material weaknesses. During 2022, MSP has hired key accounting personnel with appropriate levels of U.S. generally accepted accounting principles expertise and financial reporting knowledge and experience as well as has begun developing formal accounting policies and procedures, designing a control environment over how transactions are initiated, recorded, processed and reported, and implementing period end close procedures. The Company also has implemented certain accounting systems to automate manual processes, to help implement segregation of duties and to assist in consolidation and period end close. However, the Company is still in the process of addressing these deficiencies and there is no assurance that these measures will significantly improve or remediate the material weaknesses described above. The Company and their independent registered public accounting firm, were not required to perform an evaluation of the Company's internal control over financial reporting as of December 31, 2021 in accordance with the provisions of the Sarbanes-Oxley Act and as such, there is no assurance that the Company has identified all material weaknesses or that there will not be additional material weaknesses or deficiencies that are identified. While the Company’s independent registered public accounting firm is not required to audit the effectiveness of our internal control over financial reporting until after the Company is no longer an “emerging growth company” as defined in the JOBS Act, a failure to design, implement or maintain effective internal control over financial reporting could adversely affect the results of annual independent registered public accounting firm audit reports regarding the effectiveness of the Company’s internal control over financial reporting that the Company will eventually be required to include in reports that will be filed with the SEC. If at such time, the Company’s independent registered public accounting firm issue an audit report that is adverse due to one or more material weaknesses in the Company’s internal control over financial reporting, this could have a material and adverse effect on the Company’s business, results of operations and financial condition, and it could cause a decline in the trading price of the Company’s Class A common stock.

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

Item 1A. Risk Factors.

Factors that could cause our results to differ materially from those in this report are any of the risks described in our prior quarter report on Form 10-Q and prospectus filed with the SEC on August 12, 2022. As of the date of this report, there have been no material changes in our risk factors from those disclosed in our final prospectus filed with the SEC or our second quarter report on Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Over the course of the third quarter, MSPR has issued 399,324 unregistered securities to Palantir in exchange for services provided in reliance on Section 4(a)(2) of the U.S. Securities Act of 1933.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

None

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description
10.1*	Warrant Agreement
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MSP Recovery, Inc.

Date: November 10, 2022	By:	/s/ Calvin Hamstra
Calvin Hamstra
Chief Financial Officer