Form 10-K
period 2022-12-31
MSP Recovery, Inc.
filed 2023-07-27
CIK 1802450

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 001-39445

MSP Recovery, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	84-4117825
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2710 Le Jeune Road Floor 10 Coral Gables, Florida	33134
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (305) 614-2222

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, $0.0001 par value per share	LIFW	The Nasdaq Global Market
Redeemable warrants, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50 per share	LIFWW	The Nasdaq Global Market
Redeemable warrants, each whole warrant exercisable for one share of Class A common stock at an exercise price of $0.0001 per share	LIFWZ	The Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant based on the closing price of $0.328 for the shares of common stock on the Nasdaq Stock Market on June 30, 2023, was $43,005,879.

The number of shares of Registrant’s Common Stock outstanding as of July 19, 2023 was 331,235,848 shares of Class A common stock, $0.0001 par value per share, and 3,106,616,119 shares of Class V common stock, $0.0001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

As described in our Current Report on Form 8-K filed with the SEC on April 14, 2023, we identified errors in the accounting for the indemnification asset, various intangible assets and rights to cash flows, and consolidation of an entity in connection with our business combination. As a result of these errors, management and the audit committee of our board of directors concluded that our previously issued unaudited condensed consolidated financial statements for the periods ended June 30, 2022 and September 30, 2022 were materially misstated. Accordingly, our unaudited condensed consolidated financial statements for the foregoing periods require restatement and should no longer be relied upon. The financial information that was previously filed or otherwise reported as of and for the periods ended June 30, 2022 and September 30, 2022 is superseded by the information in this Annual Report on Form 10-K. See Note 18 to our consolidated financial statements in this Annual Report on Form 10-K for additional information on the restatement and the related financial information impacts.

In addition, on April 16, 2023, the board of directors of the Company established a special committee to review matters related to the preparation and filing of this Annual Report on Form 10-K, and to address any related issues. At that time, it was decided to postpone the filing of this Annual Report on Form 10-K pending the special committee’s review. On June 13, 2023, the special committee finalized its review. The findings and recommendations of the special committee are set forth in "Part II, Item 9A Controls and Procedures" of this Annual Report on Form 10-K.

i

DEFINITIONS

Unless otherwise stated or unless the context otherwise requires, the terms “we,” “us,” “our,” the “Company,” and “LifeWallet” refer to MSP Recovery, Inc. d/b/a LifeWallet. As used in this annual report on Form 10-K, unless otherwise noted or the context otherwise requires, the terms below are defined as follows:

“Algorithm” The term algorithm generally refers to a set of instructions that perform a particular action. Our team of data scientists and medical professionals create proprietary instruction sets, or “Algorithms,” to identify recovery opportunities within our Assignors’ Claims data sets. The Algorithms incorporate various data points within our Assignors’ data, which may include, but are not limited to, medical coding classification systems such as diagnosis codes (e.g., ICD-8/ICD-9/ICD-10 codes), procedure codes (e.g., CPT codes), and drug codes (e.g., NDC codes); non-medical data such as demographics and date ranges; and data from public sources such as crash reports, offense incident reports, and other reports that provide details as to an occurrence. These Algorithms are then applied to our Assignors’ aggregated Claims data, filtering through the billions of lines of data from our Assignors to identify recoverable opportunities consistent with a given Algorithm’s criteria. Identified potential recoveries are then further quality reviewed by our medical team.

“Amended and Restated Bylaws” means the proposed Amended and Restated Bylaws of the Company;

“Billed Amount” (a/k/a the charged amount or retail price) is the full commercial value of services billed by the provider, or the full charge that the provider would ordinarily bill for the service provided. The Billed Amount for a specific procedure code is based on the provider and varies from location to location. The Company uses historical data from claims submitted by providers to determine the Billed Amount when a Billed Amount is not provided in the data received from the Assignor.

“Board of Directors” or “Board” means the board of directors of the Company;

“Business Combination” means the business combination pursuant to that certain Membership Interest Purchase Agreement, dated as of July 11, 2021, as described in more detail in Note 1 of this Form 10-K;

“Claim” means the right, title to, and/or interest in, any and all claims or potential claims, including all related reimbursement and recovery rights, which the Company has, may have had, or may have in the future assigned to it (whether or not asserted), including all rights to causes of action and remedies against any third-party, whether a primary payer or responsible party, at law or in equity. The term “Claim” includes but is not limited to: (i) claims arising under consumer protection statutes and laws; (ii) claims arising under the Medicare and Medicare Advantage secondary payer statutes, whether based in contract, tort, statutory right, or otherwise, in connection with the payment to provide healthcare services or supplies; (iii) claims arising under any state statutes and common laws irrespective of the rights that are conferred to MSP through assignment or otherwise; and (iv) all right, title, and interest to any recovery rights that may exist for any potential cause of action where a responsible party or primary payer is liable, even where it has not been established because liability is not yet proven as of the date that the Claim is identified or discovered, together with all receivables, general intangibles, payment intangibles, and other rights to payment now existing or hereafter arising and all products and proceeds of the foregoing;

“Class A Common Stock” means the shares of the Company’s Class A common stock, par value $0.0001 per share, as described in more detail in Note 3 of this Form 10-K;

“Class B Common Stock” means the shares of the Company’s Class B common stock, par value $0.0001 per share, as described in more detail in Note 1 of this Form 10-K;

“Class V Common Stock” means the shares of the Company’s Class V common stock, par value $0.0001 per share, as described in more detail in Note 1 of this Form 10-K;

“Class B Unit” means the non-voting economic Class B Units of the Company, as described in more detail in Note 1 of this Form 10-K;

“Closing” means the closing of the Business Combination, as described in more detail in Note 3 of this Form 10-K;

“DGCL” means the Delaware General Corporation Law, as may be amended from time to time;

“Exchange Act” means the Securities Exchange Act of 1934, as amended;

“Existing Warrant Agreement” means the Warrant Agreement dated as of August 13, 2020, by and between the Company and Continental Stock Transfer & Trust Company;

“Founder Shares” means the shares of the Class B Common Stock and the shares of Class A Common Stock issued upon the automatic conversion of the Class B Common Stock at the time of the Business Combination as provided in the Existing Charter;

“GAAP” means generally accepted accounting principles in the United States, as applied on a consistent basis;

“IPO” means the initial public offering by the Company;

“Incentive Plan” means the MSP Recovery Omnibus Incentive Plan effective May 18, 2022, a copy of which is filed as an Exhibit 10.16 to our Form S-1 Registration Statement filed on November 30, 2022;

“LCAP Board” means the board of directors of the Company prior to the Closing;

“LLC Agreement” means the first amended and restated limited liability company agreement of Opco;

“Members’ Representative” means John H. Ruiz, solely in his capacity as the representative of the Members;

“MIPA” means the Membership Interest Purchase Agreement, dated as of July 11, 2021, as described in more detail in Note 1 of this Form 10-K;

“MSP Recovery” means MSP Recovery, LLC;

“New Warrants” means 1,029,000,000 warrants, each to purchase one share of Class A Common Stock issued as a dividend to the holders of record of Class A Common Stock as of the close of business on the date of Closing;

“Nomura” means Nomura Securities International, Inc.;

“Opco” means Lionheart II Holdings, LLC, a wholly owned subsidiary of the Company;

“Paid Amount,” (a/k/a Medicare Paid Rate or wholesale price) means the amount paid to the provider from the health plan or insurer. This amount varies based on the party making payment. For example, Medicare typically pays a lower fee for service rate than commercial insurers. The Paid Amount is derived from the Claims data we receive from our Assignors. In the limited instances where the data received lacks a paid value, our team calculates the Paid Amount with a formula. The formula used provides rates for outpatient services and is derived from the customary rate at the 95th percentile as it appears from standard industry commercial rates or, where that data is unavailable, the billed amount if present in the data. These amounts are then adjusted to account for the customary Medicare adjustment to arrive at the calculated Paid Amount. Management believes that this formula provides a conservative estimate for the Medicare paid amount rate, based on industry studies which show the range of differences between private insurers and Medicare rates for outpatient services.

We periodically update this formula to enhance the calculated paid amount where that information is not provided in the Assignor data. Management believes this measure provides a useful baseline for potential recoveries, but it is not a measure of the total amount that may be recovered in respect of potentially recoverable Claims, which in turn may be influenced by any applicable potential statutory recoveries such as double damages or fines, as described below. This calculation accounts for an approximate 7% increase in the total Paid Amount. Where we have to extrapolate a Paid Amount to establish damages, the calculated amount may be contested by opposing parties.

“Private Warrants” means warrants which is exercisable for one share of Class A Common Stock, in accordance with its terms;

“Public Units” means units comprised of one share of Class A Common Stock and one-half of one Public Warrant issued in the IPO;

“Public Warrants” means warrants included in the Public Units issued in the IPO, each of which is exercisable for one share of Class A Common Stock, in accordance with its terms, as described in more detail in Note 3;

“PVPRC” means the cumulative Paid Amount value of potentially recoverable Claims. We analyze our Claims portfolio and identify potentially recoverable Claims using Algorithms that comb through historical paid Claims data and search for potential recoveries. The PVPRC is a measure of the Paid Amount in respect of those potentially recoverable Claims. In the limited instances where the data received from our Assignors lacks a paid value, the adjustment formula described in the definition of Paid Amount is applied and increases PVPRC by approximately 6.5%.

“SEC” means the U.S. Securities and Exchange Commission;

“Securities Act” means the Securities Act of 1933, as amended;

“Series MRCS” means Series MRCS, a series of MDA, Series LLC, a Delaware series limited liability company;

“Sponsor” means Lionheart Equities, LLC, a Delaware limited liability company;

“Trust Account” means the trust account established by the Company for the benefit of its stockholders with Continental Stock Transfer & Trust Company;

“Up-C Unit” means each pair consisting of one share of Class V Common Stock and one Class B Unit, as described in more detail in Note 1 of this Form 10-K.

“Virage” means Virage Capital Management LP, a Delaware limited partnership;

“Voting Rights Threshold Date” means the date on which the voting power of John H. Ruiz and his affiliates represent less than fifty percent (50%) of the voting power of all of the then outstanding shares of the Company generally entitled to vote;

“VRM” means Virage Recovery Master LP, a Delaware limited partnership and affiliate of Virage; and

“VRM MSP” means VRM MSP Recovery Partners LLC, a Delaware limited liability company and joint investment vehicle of VRM and Series MRCS.

PART I

Item 1. Business.

Industry Overview

The market for healthcare data solutions and healthcare Claims recovery solutions is large and growing. In 2020, the U.S. national health care expenditure was an estimated $4.1 trillion and accounted for 19.7% of the U.S. gross domestic product (“GDP”). The Office of the Actuary of the Center for Medicare & Medicaid Services (“CMS”) estimates that the U.S. national health care expenditure will amount to $6.2 trillion, accounting for 19.7% of the GDP in 2028. National health care expenditures are projected to grow 1.1% faster than the GDP between 2019 and 2028.

CMS estimated that $1.6 trillion would be spent on Medicare and Medicaid in 2021. This $1.6 trillion includes $684 billion on Medicaid expenditures and $923 billion on Medicare expenditures. We estimate the serviceable addressable market for Medicare was $102 billion and $75 billion for Medicaid for 2021.

Further, CMS estimates that they review less than 0.2% of the over one billion Claims that Medicare processes every year, which leads to a potentially high frequency or number of improper payments of Claims submitted.

The Company’s Business Overview

We are a leading data analytics company specializing in healthcare Claims recovery. Our Assignors are healthcare providers and payers (the “Assignors”) that have irrevocably assigned to us their recovery rights associated with certain healthcare Claims. We obtain Claims data from the Assignors and leverage our data analytics capabilities using our Claims recovery platform to identify payments that were improperly paid by our Assignors. We then seek the full recoverable amount from those parties who, under applicable law or contract, were responsible for payment (or reimbursement). Our Assignors fall into three general categories:

o
Medicare Advantage. Medicare Advantage organizations (“MAOs”) contract with CMS to administer Medicare benefits to Medicare beneficiaries pursuant to Medicare Advantage plans; and MAOs, in turn, contract with Medicare first-tier, downstream, and related entities to assist the MAOs in administering those Medicare benefits.
o
Medicaid. Health coverage provided to eligible low-income adults, children, pregnant women, elderly adults, and people with disabilities.
o
Commercial Insurance. Employer-sponsored or individual purchased health insurance coverage.

In January 2022, the Company announced the launch of LifeWallet. LifeWallet is a data ecosystem that is in continuous development to provide innovative data solutions for a variety of industries, including, but not limited to, sports, education, legal, and healthcare. LifeWallet is being developed to employ sophisticated data analytics to enable informed decision-making and improved patient outcomes.

Our assets are generally comprised of recovery rights assigned by our Assignors relating to the improper payment of medical expenses. As opposed to service-based contracts, the entirety of these recovery rights have been irrevocably assigned to us, and because we own these rights, our recovery rights for Claims being pursued cannot be revoked.

Although our Assignors are primarily MAOs, Management Services Organizations (“MSO”) and Independent Practitioner Associations (“IPA”), we also can (and in certain cases do) provide our Claims recovery services to other entities such as:

•
Health Maintenance Organizations (“HMOs”)
•
Accountable Care Organization (“ACOs”)
•
Physicians
•
Home Healthcare Facilities
•
Self-Funded Plans
•
States and Municipalities
•
Skilled Nursing Facilities
•
Hospitals/Health Systems

Our data recovery system operates across a Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) compliant IT platform incorporating the latest in business intelligence and data technology. Due to the sensitive nature of the data we receive from our Assignors, we ensure that our data systems comply with the security and privacy mandates by federal law. In April 2022, Marcum LLP (“Marcum”), a HITRUST authorized External Assessor Organization, completed an independent assessment of MSP

Recovery’s system and service commitments, concluding that our system met the requirements to satisfy the applicable trust services criteria and HITRUST CSF criteria. This independent assessment verifies that we met the healthcare industry’s highest standards in protecting healthcare information and mitigating this risk, including compliance with HIPAA rules and regulations. On March 2, 2023, Marcum provided MSP Recovery a report demonstrating that our data recovery system’s commitments and system requirements meet or exceed the stringent SOC 2 Type II applicable trust services criteria. For our cloud computing services, we currently use the HITRUST certified Amazon Web Services (“AWS”).

The Company’s History

In April 2014, MSP Recovery’s predecessor, La Ley Recovery Systems, entered into its first assignment agreement. Later that year, MSP Recovery, LLC was founded to provide data driven solutions, and La Ley Recovery Systems filed its first lawsuit against a primary payer—Allstate Insurance Company. In late 2014, we entered into assignment agreements with our second and third Assignors. To date, we have over 160 Assignors.

Since 2014, we have had significant legal victories, including several significant federal appellate court wins. In these opinions, the courts agreed with us on a variety of key issues, holding that:

•
downstream entities, such as MSOs and IPAs have standing to sue primary plans under the Medicare Secondary Payer Act (“MSP Act”) and associated federal regulations (collectively, the “MSP Laws”); and
•
a settlement agreement with a Medicare beneficiary is evidence of constructive knowledge that the primary payer had reimbursement obligations.

Claims Recovery Model

Identifying Opportunity. Our primary focus is on the Medicare and Medicaid markets. Medicare is the second largest government program, with approximately 65 million enrollees and estimated annual expenditures of approximately $930 billion during 2022. Medicaid is a state-based program with approximately 85 million enrollees and estimated annual expenditures of approximately $864 billion during 2022. Under the MSP Laws, Medicare is the secondary payer in those instances where a primary payer is obligated to provide coverage to an insured. When Medicare (or an MAO) makes a payment for medical services that are the responsibility of a primary payer under the MSP Act, those payments are subject to recovery where, and to the extent that, one of the statutorily enumerated sources of primary coverage was contractually obligated to pay. Subsequent MSP Act legislation authorizes private parties to recover unreimbursed payments in cases where a primary plan fails to provide payment (or appropriate reimbursement) in accordance with MSP Laws.

We believe our access to large volumes of data, sophisticated data analytics, and a leading technology platform provide a unique ability to discover and recover Claims. Using Algorithms, we identify fraud, waste, and abuse in the Medicare, Medicaid, and commercial insurance segments. Our Algorithms have identified what we estimate to be significant value in potentially recoverable Claims. Of the amount spent yearly by Medicare on medical expenses for its beneficiaries, we estimate that at least 10% are improper payments by private Medicare Advantage plans where a primary payer was responsible to make the payment. We seek recoveries of the Billed Amount from responsible primary payers, and in some instances, double damages and statutory interest pursuant to the MSP Laws.

Pursuit of Recoveries. After potentially recoverable Claims are identified using our Algorithms, and vetted by our team of professionals, we formally retain counsel, including La Ley con John H. Ruiz P.A., d/b/a MSP Recovery Law Firm (the “Law Firm”), described in more detail below under “Fee Sharing Arrangement,” and other law firms, to pursue recoveries using a variety of methods, including, but not limited to, demand letters, litigation, private lien resolution programs, and the submission of Claims to mass tort or antitrust settlement coordinators.

Medicare and the MSP Law

The Medicare Secondary Payer Act

The MSP Act states that, under certain conditions, Medicare is the secondary payer rather than the primary payer for its insureds. When Medicare (or an MAO) makes a payment for medical services that are the responsibility of a primary plan under the MSP Act, those payments are conditional. Conditional payments are made by Medicare (or an MAO) as an accommodation for its beneficiaries but are secondary and subject to reimbursement in all situations where one of the statutorily enumerated sources of primary coverage was obligated to pay instead.

Subsequent to the initial passage of the MSP Laws, Congress provided a private cause of action, authorizing private parties to recover unreimbursed payments in cases where a primary plan fails to pay or provide appropriate reimbursement in accordance with MSP Laws. We use the current MSP Laws, among others, including the double damages provision, to hold primary payers accountable. The U.S. Senate and the U.S. House of Representatives is currently contemplating the Repair Abuses of MSP Payments Act, re-introduced in May 2023, which seeks to limit the application of the private cause of action under the Medicare Secondary Payer Act and related double damages provisions.

Medicare Advantage Plans

In 1997, Congress enacted the Medicare Part C program to allow Medicare beneficiaries to receive Medicare Part A and B benefits through privately-run managed care plans. Under the Medicare Advantage program, a private insurance company contracts with CMS to provide Medicare Parts A and B benefits on behalf of Medicare beneficiaries enrolled in a Medicare Advantage Plan ("MA Plan"). Under such a contract, the MAO receives a fixed amount per enrollee (the “Capitation”) and must provide at least the same level of benefits that enrollees would receive under the fee-for-service option. The Capitation structure incentivizes MAOs to provide Medicare benefits more efficiently than under the fee-for-service model due to the competition among MAOs for enrollees as well as the savings recovered from primary payers resulting in additional benefits to enrollees.

An MAO’s payment obligation under Part C is coextensive with that of the Secretary under Parts A and B. Part C includes a reference to the MSP Act and renders an MAO a “secondary payer” under the Act. In addition, the CMS regulations provide that an MAO will exercise the same rights to recovery from a primary plan, entity or individual that the HHS Secretary exercises under the MSP regulations. The U.S. Court of Appeals for the Eleventh Circuit has accordingly recognized parity between MAOs and Medicare, as “Congress empowered (and perhaps obligated) MAOs to make secondary payments under the same circumstances as the Secretary.” MAOs, however, are merely the first layer of the Medicare Advantage program. Due to the customary practices within the MAO industry, the financial injury caused by a primary plan’s failure to reimburse conditional payments is often felt primarily by First Tier and Downstream Entities.

First-Tier and Downstream Entities

Federal regulations recognize Medicare first-tier and downstream entities as active participants in the provision of benefits under Medicare Part C. 42 C.F.R. § 422.2 defines a “First-Tier Entity” as “any party that enters into an acceptable written arrangement with an MA organization or contract applicant to provide administrative services or health care services for a Medicare eligible individual.” A “Downstream Entity” is an entity that enters into a similar written arrangement at a level below that of a First-Tier Entity. Such written arrangements continue down to the level of the ultimate provider of both health and administrative services. These contracts are both encouraged and regulated by CMS, which requires First-Tier and Downstream Entities to furnish healthcare services in a manner consistent with the dictates of the Medicare program and a MA plan’s obligations thereunder. In this way, First-Tier and Downstream Entities are the parties responsible for managing and providing healthcare services to Medicare beneficiaries under the Medicare Advantage program.

First-Tier entities include MSOs and IPAs. An IPA is a business entity organized and owned by a network of independent physician practices for the purpose of reducing overhead and optimizing efficiency and effectiveness in the delivery of health care to Medicare beneficiaries. Put simply, IPAs are healthcare providers who often bear the full financial risk of managing their patients’ care. An MSO is a group that owns or manages multiple physician practices for the same purpose. The core business of IPAs and MSOs within the Medicare Part C infrastructure is to manage the care of patients, leverage their delivery systems, and focus on preventive health in order to create value and cost savings.

Because of an MSO and IPA’s role as a point of service provider and manager of a beneficiary’s care, MAOs customarily pass their risk of loss onto MSOs and IPAs. Under these arrangements, an MAO deducts a percentage of the CMS capitation rate for its administrative costs and pays the balance to the IPA or MSO. In exchange, the provider (IPA or MSO) assumes the full financial risk for the care of the MAO’s enrollee. As such, “at-risk” IPAs and MSOs are charged with producing competition, innovation, progress, and savings in the Medicare Part C environment. In accepting the full financial risk of a Medicare beneficiary’s health care, an IPA or MSO assumes the MAO’s position within the Medicare Part C framework.

When a Medicare Advantage enrollee is injured in an accident, an IPA or MSO can meet its obligation to that enrollee in one of two ways. First, it can render the requisite care to the enrollee directly through its network of physicians, providers, or medical centers. Under this scenario, the MSO or IPA suffers the full cost of providing items and services to the Medicare beneficiary.

Alternatively, if the enrollee is treated in an emergency room or other facility outside of the MSO or IPA’s provider system, then the MSO or IPA may make a conditional payment for the cost of that treatment because it is financially responsible for the enrollee’s care. Under this second scenario, the contracting MAO pays the outside provider (i.e., the emergency room) and then charges the full amount of that payment to the MSO or IPA who bears the risk of loss. In other words, the MSO or IPA must reimburse the MAO for the full amount of its payment to the outside provider (or that payment is applied as a set-off against capitated funds that the MSO or IPA would otherwise receive).

If an MAO makes a secondary payment which is later appropriately reimbursed by a primary payer, then the MAO will not charge and collect that same amount from the MSO or IPA responsible for that particular enrollee. On the other hand, if the primary payer violates the MSP Act, it is First-Tier and Downstream Entities that are damaged as a result. When an MSO or IPA is damaged by a primary payer, that entity may likewise turn to the MSP Act’s broadly worded private cause of action against the primary payer.

Double Damages. Under existing statutory and case law, the private cause of action under the MSP Act permits an award of double damages when a primary plan fails to provide for primary payment or appropriate reimbursement. We are entitled to pursue medical expenses paid by our Assignors that should have been paid by Primary Plans. Under the MSP Act, we are entitled to pursue double the amount that a provider charged. The private cause of action under 42 U.S.C. § 1395y(b)(3)(A), works in concert with 42

U.S.C. § 1395w-22(a)(4), which expressly provides MAOs with the right to “charge or authorize the provider of such services to charge, in accordance with the charges allowed under a law, plan, or policy, described in such section the insurance carrier, employer, or other entity which under such law, plan, or policy is to pay for the provision of such services…” Moreover, the MSP regulations in Part 411 also support the fact that a provider may bill its full charges for services to primary payers. The statute provides the Company the ability to seek double the charged or otherwise Billed Amounts from primary plans. The payment disparity between the Paid Amount and the Billed Amount creates a free rider scenario where the primary payer is in a better financial position if it does not comply with the law. In other words, if a primary payer’s liability is capped at double the Paid Amount (an amount less than what the primary payer would have paid) then the entire purpose of the MSP Act—to make Medicare secondary—is defeated. That is why Congress set the damage amount at the amount billed by the provider; to incentivize compliance with the MSP Act. However, the Repair Abuses of MSP Payments Act (S.1607/H.R.3388) (the “RAMP Act”) introduced by Senators Tim Scott (R-SC) and Maggie Hassan (D-NH) and Representatives Brad Schneider (D-IL) and Gus Bilirakis (R-FL) in the U.S. Senate and the U.S. House of Representatives, respectively, could limit potential double damage recoveries to group health plans only, as defined in paragraph 42 U.S.C. § 1395y(b)(1)(A)(v)). This legislation, if enacted as proposed, would not apply retroactively, and would not affect our existing portfolio of Claims or lawsuits filed prior to its potential enactment.

Interest Multiple. In addition to the Billed Amount, the Company is entitled to pursue interest pursuant to Section 1862(b)(2)(B)(i) of the Social Security Act and 42 C.F.R. § 411.24(m), which provides express authority to assess interest on Medicare Secondary Payer debts. Therefore, when recovery is pursued through litigation, we seek to recover double the amount owed for our Assignor’s accident-related medical expenses, plus accrued statutory interest due pursuant to the MSP Laws.

Pursuant to federal and state laws, we believe the Company has an established basis for future recoveries, often in excess of the Paid Amount. By discovering, quantifying, and settling the gap between Paid Amount and Billed Amount on a large scale, we believe we are positioned to generate meaningful profit margins. Pursuant to the “right-to-charge” provision in the MSP Laws, an MAO may charge, or authorize providers to charge, insurance carriers for usual, customary, and reasonable charges permitted by the law, plan, or policy, such as the Billed Amount. As such laws, plans, and policies provide for payment of the providers’ actual charges (the Billed Amount), rather than the reduced Medicare payments, we pursue recovery of the Billed Amount and in certain cases, as provided by law, double the Billed Amount for medical services and treatments. The below graphic demonstrates the difference between the Paid Amount, the Billed Amount, and the potential for double damages. For additional information, see “Development of Medicare and the MSP Law” below.

Mandatory Reporting

The Medicare, Medicaid, and SCHIP Extension Act of 2007 (“MMSEA”): MMSEA added mandatory reporting requirements with respect to Medicare beneficiaries who have coverage under group health plan arrangements as well as for Medicare beneficiaries who receive settlements, judgments, awards, or other payment from liability insurance (including self-insurance), no-fault insurance, or workers’ compensation. Failure to comply with MMSEA may result in a civil money penalty of $1,000 for each day of noncompliance for each individual for which the information should have been submitted. This civil money penalty is in addition to any other penalties prescribed by law and in addition to any Medicare secondary payer Claim under this title with respect to an individual. Although we are not entitled to pursue MMSEA penalties on our own behalf, we have filed a qui tam lawsuits on behalf of the federal government to enforce this federal law.

Recent Updates - Corporate Rebranding

In January 2023, we rebranded to LifeWallet. The core strategy and business of the Company remains the same—secondary payer reimbursement recoveries. However, utilizing the name LifeWallet reflects the diverse recovery opportunities presented by the Company’s growing technological innovations and consolidates current and future lines of business under one name, while positioning the Company for future revenues streams.

The LifeWallet Ecosystem

We are developing LifeWallet—a versatile, scalable, and expandable ecosystem, where tokenized data is stored in a secure, user friendly platform with multiple applications. LifeWallet is expected to provide real-time analytics at the point of care, helping identify the primary insurer, assisting providers in receiving reasonable and customary rates for accident-related treatment, shortening the company’s collection time frame, and increasing revenue visibility and predictability. The platform aims to avoid the improper documenting of medical Claims that lead to improper billing, thereby preventing fraud, waste, and abuse, and is also expected to provide an application programming interface that allows patients to gain immediate access to all of their medical records when seeking medical treatments. LifeWallet incorporates extensive privacy and security standards and is HIPAA compliant.

A number of applications that will be powered by LifeWallet are currently in development, including:

•
LifeWallet Sports. LifeWallet Sports empowers student-athletes to maximize their Name, Image, and Likeness (“NIL”) rights by connecting them with brands and businesses. The platform assists athletes in deal negotiation and rule compliance and enables brands and businesses to identify talent, schedule events, monitor campaigns, and much more.
•
Chase to Pay Services. Over time we intend to shift our core business to the Chase to Pay service platform powered by LifeWallet (“Chase to Pay”). Chase to Pay is being developed to locate and organize users’ medical records to facilitate efficient access and enable informed decision-making and improved patient care. A real-time, analytics driven platform that identifies the proper primary payer at the point of care, Chase to Pay is intended to plug into the real-time medical utilization platforms used by providers at the point of care.
•
LifeWallet Health. LifeWallet Health is being developed to give patients the ultimate control over their healthcare data by providing easy access to their medical history, providing healthcare notifications, and utilizing a wide variety of data points to improve overall patient care.
•
LifeChain. LifeChain is being developed to tokenize healthcare Claims and patient records using blockchain technology, to enable adjudication of Claims upfront, in real-time, with complete transparency. LifeChain aims to reduce costs, maximize provider revenue, improve patient care, and eliminate fraud, while maintaining patient privacy using decentralized biometric authentication.
•
LifeWallet 911. LifeWallet 911 is being developed for utilization by emergency service organizations to improve the facilitation of emergency services by providing 911 operators, dispatchers, and emergency medical providers with immediate access to vital information to reduce response times and improve patient outcomes.
•
LifeWallet Legal. LifeWallet Legal is being developed to bring together clients and attorneys through a trusted, verified data platform to facilitate the efficient processing of Claims for improved legal outcomes.
•
LifeWallet EDU. LifeWallet EDU is being developed to provide an intelligent infrastructure and security solutions for educational institutions, utilizing biometric technology to prevent safety breaches in real-time, thus providing unparalleled security for students, faculty, and staff.

Competitive Strengths

Irrevocable Assignments

We differ from competitors as we receive irrevocable assignments of recovery rights associated with certain healthcare related Claims. When we are assigned these rights, we obtain ownership in those rights that our competitors do not. Rather than provide services under third-party vendor services contracts, we receive the rights to our Assignors’ Claims, and therefore step into the Assignor’s shoes. As assignees, we are the plaintiff in any action filed in connection with such Claims, we maintain control over the direction of the litigation, and we can pursue additional recoveries under numerous legal theories that our competitors cannot.

Scale of Current Portfolio

Our current portfolio has scaled significantly. As of December 31, 2022, we have been assigned recovery rights on Claims valued at approximately $1,574 billion in Billed Amount (and approximately $375 billion in Paid Amount), of which approximately $89.6 billion is PVPRC.

We are typically entitled to 100% of recoveries pursuant to our Claims cost recovery agreements (“CCRA”). From those recoveries, we are typically contractually obligated to pay 50% of recoveries to the Assignor, plus attorneys' fees and costs associated with pursuit of the recoveries. In certain cases, we have purchased the Assignor's rights to recovery proceeds in advance of any collection; therefore, entitling the Company to retain 100% of the recovery proceeds, net of attorneys' fees and costs. As of December 31, 2022, we were entitled to up to approximately 54% in the aggregate of the approximately $89.6 billion in PVPRC. Our recoveries would constitute a portion of the approximately $89.6 billion in PVPRC that may be recovered, after giving effect to our expenses, including any contingent fee payment payable to the Law Firm. See “Risk Factors—Risks Related to the Company's Business and Industry.” This approximately $89.6 billion in PVPRC was identified using our Algorithms which comb through historical paid Claims data and to identify potential recoveries. As of December 31, 2022, the approximately $89.6 billion in PVPRC and approximately $375 billion in Paid Amount included approximately $5.5 billion and approximately $24.4 billion in capitated payments, respectively. Such capitated amounts are typically based on a fixed amount per enrollee in a plan rather than amounts paid on a fee-for-service basis and, in calculating the equivalent of Paid Amount for purposes of measuring potential recoveries, in cases where payments were based on capitated amounts, MSP Recovery reviews capitated encounter data typically found in Medicare Part B payments. The Company has successfully recovered full amounts on these capitated payments in prior settlements.

The typical timeline for Claims being identified as potentially recoverable Claims to actual Claims recovery revenue can vary greatly depending on the complexity of the recovery strategy and litigation, as well as the status of each Claim in the recovery process. The Company monitors the penetration status of the Claims portfolio, which categories the status of cases based on their status in the recovery process in the following categories: in development, recovery process initiated, data collected and matched, resolution discussions in process and other cases. Potentially recoverable Claims can take years to reach resolution based on a variety of factors.

Our Proprietary Data Analytics System

We believe our access to large volumes of data, sophisticated data analytics, and leading technology platforms provide a unique opportunity to discover and recover Claims. Our Algorithms comb through historical paid Claims data to identify potential recovery opportunities. As of December 31, 2022, we estimate a PVPRC of $89.6 billion. Through data mining, we continue to identify new recovery opportunities.

Our Founders and Broad Team with Extensive Legal Experience

Experienced management gives us a competitive advantage. Our founder, John H. Ruiz, is recognized as one of America’s pre-eminent trial lawyers, named “2019’s DBR Florida Trailblazer” for groundbreaking work in integrating data analytics into the practice of law and for the impact it is having on healthcare recoveries. Over the course of a distinguished 30-year legal career, Mr. Ruiz has gained national recognition in class action, mass tort litigation, multi-district litigation (“MDL”) consolidated cases, medical malpractice, products liability, personal injury, real estate, and aviation disaster cases. Our Chief Legal Officer, Frank C. Quesada, has extensive experience in healthcare litigation, including numerous legal wins in state and federal court, at the trial and appellate levels.

Due to our team’s extensive knowledge of the MSP Laws, and decades of experience in data analytics within the medical industry, we believe we are well positioned to recover monies owed to our Assignors under the MSP Laws, as well as other state and federal laws. We use our proprietary software and a highly trained staff including IT personnel, accountants, statisticians, physicians, data analysts and attorneys to maximize the recovery of Claims already paid.

Growth Strategy

Expansion of Assignor Claims. CMS has projected that health spending will continue to grow at an average rate of 5.4% a year between 2019 and 2028. We anticipate that this trend will be reflected in our own growth. We plan to expand our Assignor base by implementing new strategies to secure new Assignors and continue receiving assignments of Claims from our existing Assignors. These strategies will include a platform to educate potential Assignors about our company, making strategic business partnerships, potential mergers, acquisitions of personnel, as well as other marketing strategies.

Further Development of our Chase to Pay Services. The Company is currently developing the Chase to Pay model. This model will allow payers and providers to identify the proper primary payer in real time, at the point of care. Our plan is to develop these services to form a source of revenue that does not require the acquisition costs and recovery sharing associated with our Claims recovery business.

Continued Development of our Data Analytics System. We will also continue to develop our proprietary system and anticipate shifting to AI and machine learning to better enhance our recovery potential. The development of our system will allow us to be more efficient in the services we provide our Assignors, as well as being able to attract more Assignors.

Monetizing Existing Software Applications. We intend to offer certain of our software applications, including our Claims to Med application as separate products. The Claims to Med application translates the codified component of procedural codes (“CPT codes”) from medical Claims data and medical bills into medical records that are consistent with Claims records. This allows patients, providers, attorneys, corporations, and the general public to better understand their medical history.

Our Services

Claims Recovery

As part of our Claims recovery business, we pursue a number of types of recoveries, including:

Contractual Cases

When Medicare or an MAO, as a secondary payer, makes a payment on behalf of a beneficiary for injuries related to the use, maintenance, or operation of a vehicle, that payment may be recoverable from a no-fault insurer, as a primary payer. No-fault coverage does not require an assessment of liability, and thus, when a covered medical expense is incurred, the insurer must accept primary payer responsibility. The no-fault insurer’s failure to pay or reimburse Medicare and MAOs constitutes a breach of the beneficiary’s no-fault coverage, and a violation of the MSP Laws.

Settlement Cases

The MSP Act allows Medicare beneficiaries, providers and MAOs to seek reimbursement from any entity or person that has settled a dispute and failed to pay or reimburse Medicare and MAOs for an enrollee’s medical expenses related to that dispute. We review our Assignor’s Claims data and compare these records with the CMS database and court dockets to determine if any of our Assignor’s enrollees have been involved in a dispute that resulted in a settlement.

Product Liability

Defective or dangerous products cause thousands of injuries every year. Many product liability cases arise from instances in which an implantable medical device causes an adverse reaction due to a design or manufacturing defect. These adverse reactions may range from minor rashes to cancer and subsequent death. Where Medicare or an MAO has paid an enrollee’s medical expenses for these injuries, we can pursue recoveries.

Antitrust-Pharmaceutical

Antitrust laws, including the Sherman Antitrust Act of 1890 (the “Sherman Act”) and the Clayton Antitrust Act of 1914 (the “Clayton Act”) and analogous state unfair competition laws prohibit business practices that unreasonably deprive consumers of the benefits of competition, resulting in higher prices for products and services. The Sherman Act also outlaws all contracts, combinations, and conspiracies that unreasonably restrain interstate and foreign trade.

Our antitrust cases typically derive from one of the two following scenarios: (1) either a group of manufacturers who make similar products decide to raise product prices collectively irrespective of market fluctuations; or (2) a manufacturer of a branded pharmaceutical enters into a “pay for delay” agreement with a generic drug manufacturer so that the generic drug manufacturer delays the market launch of a cheaper competing drug. We bring antitrust Claims on behalf of our Assignors under both scenarios pursuant to the Sherman Act, the Clayton Act and state unfair competition laws.

False Claims Act

The False Claims Act (the “FCA”) is widely regarded as an effective tool in combating waste, fraud and abuse against the federal government. The FCA prohibits the submission of false or fraudulent Claims for payment from the government. The FCA, which imposes civil penalties, fees, and treble damages for fraudulent claims, permits private individuals to file qui tam suits on behalf of the federal government.

Mass Tort and Private Lien Resolution Programs

When a defendant in an MDL settles its cases with the plaintiffs, the issues can be resolved through a Master Settlement Agreement (“MSA”), which settles all pending lawsuits and provides that the defendant(s) agrees to set aside funds to settle the MDL related cases involving various conditions.

MSAs govern the terms of the settlement and provide for the resolution of all liens against the settlement proceeds. A lien resolution administrator assists in resolving all liens that are asserted by government payers or private payers against settlement funds and ensures that all such liens are resolved prior to settlement payments being disbursed to the settling claimants.

An MSA typically provides for a Private Lien Resolution Agreement (the “PLRP Agreement”) whereby the lien resolution administrator and our entities (the “MSP Group”) establish an efficient procedure to resolve MSP Group’s Claims and liens accordingly.

Upon payment of MSP Group’s liens as provided in the PLRP Agreement, MSP Group’s reimbursement Claims against recoveries by claimants as defined in the MSA are resolved, and all potential liabilities related to such liens in favor of MSP Group are released. The only liens subject to resolution are those liens that qualify for a settlement payment pursuant to the MSA. No other Claims owned or otherwise held by the MSP Group are encompassed in the PLRP Agreement.

MSP Group conducts an analysis of the claimants in the MDL settlement and identifies liens belonging to MSP Group arising from medical care and treatment provided to claimants for which MSP Group has a legal right of recovery. A lien administrator provides the list of claimants to MSP Group. MSP Group then provides the Claims data supporting MSP Group’s liens to the lien administrator, which includes the specific Billed and Paid Amount of MSP Group’s liens. The lien administrator reviews and verifies MSP Group’s data and confirms that the Claims included in the liens are reimbursable.

Our Claims Portfolio

As of December 31, 2022, we have received assignments to recovery rights for more than 160 Assignors in the Medicare, Medicaid, and commercial Insurance segments, associated with approximately $1.573 trillion in Billed Amount of health care Claims. We have been assigned Claims from all 50 states, as well as Puerto Rico. Each dot in the following graphic represents a ZIP code for which the Company maintains data.

We typically acquire recovery rights by entering into a CCRA with an Assignor, pursuant to which the Assignor assigns all right, title, and interest in and to its Claims recovery and reimbursement rights to the Company, or to an affiliated entity, partner, or investor, in exchange for (a) deferred compensation, typically structured as 50% of any net recovery earned by and paid to us, or (b) an upfront lump sum payment. Some of these CCRAs are “limited recovery” agreements, meaning that they are limited in time or scope as to what is assigned to us. For example, certain of our CCRAs relate specifically to claims against manufacturers, distributors, and producers of Actos, pioglitazone, metformin, glimepiride, or Duetact. Additionally, certain other CCRAs relate specifically to healthcare services rendered and paid for during a specified timeframe. In general, our CCRAs allow the Company to recover historical Claims. Under some of the CCRAs, the Company has been assigned historical Claims and the Assignor has agreed to continue assigning Claims data. The Company currently expects to generate a substantial portion of total revenue from current CCRAs through recoveries on historical Claims under our Recovery Model. The Company believes as it builds out the Chase to Pay platform and recovery model, a significant portion of the Company’s revenue from these CCRAs will be derived through the Chase to Pay model by recovering on Claims as they occur.

In the cases where we acquire recovery rights for an upfront lump sum payment, instead of a CCRA, we typically enter into a Claims Purchase and Assignment Agreement (“CPAA”). Under a typical CPAA, an entity assigns all right, title, and interest in and to its Claims recovery and reimbursement rights to us (or our affiliated entity, partner or investor) in exchange for an upfront lump sum payment. In these arrangements, we (or our affiliated entity, partner or investor) would typically own 100% of all future net recoveries from those purchased Claims. Often times the CPAA includes a provision to continue acquiring future Claims from the Assignor.

MSP Lien Resolver

We intend to further develop and expand the offering for our MSP Lien Resolver. MSP Lien Resolver is a disruptive new product that helps identify, quantify, and resolve outstanding liens. Key areas of functionality for MSP Lien Resolver include modules for related lien notices, Claims history, Claims dispute and negotiation, and case settlement and payment. MSP Lien Resolver benefits us because the additional proprietary data enhances overall data quality and efficacy. This product also deepens relationships with attorneys and outside information providers.

Sales and Marketing

Our sales force is comprised of internal and external sales professionals. Our sales force identifies potential Assignors and manages relationships with existing Assignors. The sales force is incentivized via a recovery-based strategy. Once we have received recoveries for Claims related to an Assignor, the applicable sales professional is compensated. This mechanism ensures low fixed costs while offering a potentially generous commission model.

Among other things, our marketing strategies generate new Assignor leads, by educating investors and Assignors about our Company.

Licensing and Regulation

We are subject to federal and state laws and regulations governing privacy, security and breaches of patient information and the conduct of certain electronic health care transactions, including, HIPAA and other health information privacy and security requirements. Some of our Assignors with which we have or may establish business relationships, are “Covered Entities” that are regulated under HIPAA. We also are a “Business Associate” of our Assignors; as such, we must comply with HIPAA regulations. To provide our Covered Entity Assignors with services that involve the use or disclosure of protected health information, HIPAA requires us to enter into Business Associate agreements with our Assignors.

In addition to HIPAA, we may be subject to other U.S. federal and state laws relating to the collection, dissemination, use of and access to, personal information. While we believe that we are in material compliance with such laws and regulations, failure to comply with these laws could expose us to lawsuits, data security incidents, regulatory enforcement or fines.

Intellectual Property and R&D

We rely on trade secret laws. We use a combination of confidential agreements and licenses with our Assignors, employees, vendors, and other parties. We also rely on other security measures to control the access to our confidential information, software, and other intellectual property.

Our research and development team uses proprietary software and a highly trained staff including I.T. personnel, accountants, statisticians, physicians, data analysts and attorneys to search through numerous data sources. We will continue the investment of resources into our proprietary systems.

Our intellectual property licensing agreements grant, during the term of the agreement, a non-exclusive, non-transferable, non-assignable, irrevocable, worldwide, fully paid-up license under our software and technology to use, perform, import, export, and all other rights pursuant to our software and technology solely in connection with the parties’ assigned Claims and the transactions contemplated in the agreements between the parties. Nothing in these agreements affect our ownership or control in our software and technology. Except for the license, all of our other rights with respect to our software and technology are reserved.

Competition

We believe we do not have any direct competitors. Other entities in the industry act as vendors and pursue reactive recoveries, while we aggressively pursue recoveries on our own behalf, using various state and federal laws. Although somewhat different in approach, we compete with in-house recovery departments, collection and financial services companies and other companies. Some of these entities are Cotiviti Holdings, Inc., MultiPlan Corporation, Encore Capital Group, Inovalon Holdings, Inc., Optum, Inc., Verisk Health, Inc., McKesson Corporation, Change Healthcare Corporation, HMS Holdings Corp., The Rawlings Group, Equian, LLC, Trover Solutions, Inc. and other, smaller companies.

Human Capital

Our employees and culture are critical components to our success and growth as a company. As of December 31, 2022, we had approximately 100 employees. None of our employees are covered by collective bargaining agreements or represented by a labor union. We believe that the relationships we have with our employees are positive.

In addition, we employ specialized contract or part-time employees on a temporary basis, which include highly trained IT personnel, accountants, statisticians, physicians, data analysts and attorneys to maximize the recovery of Claims. We have historically been able to transition many of these top performers from contract or part-time to full time employment.

We strive to attract, develop, and retain the best talent by providing competitive pay and benefits, continuous growth and development, and a diverse and inclusive workplace. Our human capital resource objectives include not only acquiring the best talent but also motivating those that drive our business forward. We aim to achieve these objectives using generous compensation programs and offering a one-of-a-kind employee experience.

To better develop and incentivize our employees, we regularly provide employee feedback and recognition. We have an annual bonus program, and we utilize spot bonuses in order to continue to drive our employees to find opportunities and innovate our business.

Fee Sharing Arrangements

We engage with each Assignor independently. As stated above, typically our Assignors irrevocably assign to us broad recovery rights to the Claims assigned. Generally, the assignment agreements provide for the Assignor to receive 50% of the Net Proceeds of any recoveries from the Claims assigned. The “Net Proceeds” of any assigned Claim is defined as the gross amount recovered on an assigned Claim, minus any costs directly traceable to such assigned Claim(s) for which recovery was made. In some instances, we may purchase outright an Assignor’s recovery rights; in this instance, we are entitled to the entire recovery.

We enter into legal services agreements with the Law Firm and the various entities that hold Claims. In this relationship, the Company (and other Claims holding entities) is the plaintiff and the Law Firm serves as its counsel. The Law Firm is engaged to act as exclusive lead counsel to represent MSP Recovery and each of its subsidiaries and affiliates (or other applicable entity) as it pertains to the Assigned Claims, on a contingency basis. The Law Firm engages outside litigation counsel from around the nation as co-counsel and these arrangements are made directly between the Law Firm and other counsel. For the services provided, the Law Firm is typically entitled 40% of our 50% portion of the Gross Proceeds (i.e., 20% of the total Gross Proceeds). This contingency fee can change in the future. The Law Firm is also entitled to attorneys’ fees that are awarded pursuant to any fee shifting statute, by agreement, or court award.

The below is an illustration of how the recovery proceeds arrangement typically works when co-counsel is (and is not) involved:

Seasonality

Seasonality does not have a material impact on our business.

Other Information about MSP Recovery, Inc. d/b/a LifeWallet

We make available free of charge through our website, www.msprecovery.com, our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. In addition, our website includes other items related to corporate governance matters, including, among other things, our corporate governance principles, charters of various committees of the Board of Directors, and our code of conduct applicable to all employees, officers and directors. We intend to disclose on our internet website any amendments to or waivers from our code of business conduct and ethics as well as any amendments to its corporate governance principles or the charters of various committees of the Board of Directors. Copies of these documents may be obtained, free of charge, from our website. The SEC also maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file periodic and other reports electronically with the SEC. The address of that site is www.sec.gov. The information available on or through our website is not a part of this Annual Report and should not be relied upon.

Forward-Looking Statements

Certain of the statements contained in this Annual Report on Form 10-K (this "Annual Report") are forward-looking and constitute forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act. Forward-looking statements may generally be identified by the use of words such as "anticipate," "believe," "could," "expect," "intend," "plan," "predict," "may," "should," and "will" or, in each case, their negative, or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts, including, for example, guidance for 2023 portfolio recovery and revenue. By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. As a result, these statements are not guarantees of future performance or results and actual events may differ materially from those expressed in or suggested by the forward-looking statements. Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our industry, business and operations, we cannot guarantee that actual results will not differ materially from our expectations. In evaluating such forward-looking statements, you should specifically consider various factors, including the risks outlined under "Risk Factors." Any forward-looking statement made by LifeWallet herein speaks only as of the date made. The discussion of risks and uncertainties set forth in this Annual Report is not necessarily a complete or exhaustive list of all risks facing the Company at any particular point in time. New risks and uncertainties come up from time to time, and it is not possible for management to predictor identify all such events or to assess either the impact of all such risk factors on our business or the extent to which any individual risk factor, combination of factors, or new or altered factors, may cause results to differ materially from those contained in any forward-looking statement. LifeWallet has no obligation, and does not intend, to update any forward-looking statements after the date hereof for any reason, even if new information becomes available in the future, except as required by federal securities laws. Factors that could cause these differences include, but are not limited to, LifeWallet's ability to capitalize on its assignment agreements and recover monies that were paid by the assignors; the inherent uncertainty surrounding settlement negotiations and/or litigation, including with respect to both the amount and timing of any such results; the validity of the assignments of Claims to LifeWallet; the ability to successfully expand the scope of our Claims or obtain new data and Claims from LifeWallet's existing assignor base or otherwise; LifeWallet's ability to innovate and develop new solutions, and whether those solutions will be adopted by LifeWallet's existing and potential assignors; negative publicity concerning healthcare data analytics and payment accuracy; compliance with the listing standards of The Nasdaq Capital Market; and those other factors listed under "Risk Factors" below and elsewhere in this Annual Report and other reports filed by the Company with the SEC. Unless the context requires otherwise or unless otherwise noted, all references in this Annual Report to "LifeWallet," "MSP Recovery," "MSP," "the Company," "we," "us," or "our" are to MSP Recovery, Inc., d/b/a LifeWallet, a Delaware corporation.

Item 1A. Risk Factors.

An investment in our securities involves a high degree of risk. You should carefully consider the following risk factors, together with all of the other information included in this Form 10-K before making an investment decision. The occurrence of one or more of the events or circumstances described in these risk factors, alone or in combination with other events or circumstances may have an adverse effect on our business, cash flows, financial condition, and results of operations. You should also carefully consider the following risk factors in addition to the other information included in this Form 10-K, including matters addressed in the section entitled “Cautionary Note Regarding Forward-Looking Statements.” We may face additional risks and uncertainties that are not presently known to us or that we currently deem immaterial, which may also impair our business or financial condition. The following discussion should be read in conjunction with the financial statements and notes to the financial statements included herein.

Risk Factors Summary

The following is a summary of some of the Company’s most important risks and uncertainties that could materially adversely affect our business, financial condition, and results of operations. You should read this summary together with the more detailed description of each risk factor. Additional discussion of the risks summarized in this Risk Factors Summary, and other risks that we face, can be found below under the heading “Risk Factors” and should be carefully considered, together with other information in this Form 10-K and our other filings with the SEC, before making an investment in our securities.

Risks Related to the Company’s Business and Industry:

•
We have a history of net losses and no substantial revenue to date, and we may not achieve recoveries, generate significant revenue or achieve profitability.
•
We have a limited history of actual recoveries to date, and there are risks associated with estimating the amount of revenue that we recognize from the recovery.
•
Litigation outcomes are inherently risky, and we depend upon the due care of lawyers and the court system. Unfavorable court rulings, delays, damages limitations, and our ability to collect on judgments in our favor could adversely affect our business.

•
Counterparties in our lawsuits employ dilatory tactics that delay the resolution of litigation or settlement negotiations, which increases the costs associated with recoveries and substantially delays the outcome of our cases and any associated revenue recognition.
•
Our fee sharing arrangement with the Law Firm materially reduces our recoveries.
•
Assignors may pursue recovery on Claims directly or may use recovery agents other than us in connection with the Assignor’s efforts to recover on Claims.
•
Our business and future growth depend on our ability to successfully expand the volume of our healthcare Claims and obtain data from new Assignors and healthcare Claims from our existing Assignor base.
•
The positions we will typically acquire in connection with our acquisition of Claims are unsecured and may be effectively subordinated to other obligations and are at risk to fraud on the part of the Assignor of the Claim.
•
Healthcare spending fluctuations, simplification of the healthcare delivery and reimbursement system, programmatic changes to the scope of benefits and limitations to payment integrity initiatives could reduce the need for our data-driven solutions.
•
If our existing Assignors prematurely terminate their agreement with us or if either party materially breaches an agreement, and we can no longer receive future assignments of healthcare Claims recoveries, it could have a material adverse effect on our business, financial condition, and results of operations.
•
We have long sales and implementation cycles for many of our data-driven solutions and may fail to close sales after expending time and resources, or experience delays in implementing the solutions.
•
If our Assignors’ risk agreements change, it can have a material adverse effect on our business, financial condition, and results of operations.
•
Our use and disclosure of individually identifiable information, including health information, is subject to federal and state privacy and security regulations, and our failure to comply with those regulations or adequately secure the information we hold could result in significant liability or reputational harm.
•
If we fail to innovate and develop new solutions, or if these new solutions are not adopted by existing and potential Assignors or other users, it could have a material adverse effect on our business, financial condition and results of operations.
•
Changes in the United States healthcare environment, or in laws relating to healthcare programs and policies, and steps we take in anticipation of such changes, particularly as they relate to the Affordable Care Act and Medicare and Medicaid programs, could have a material adverse effect on our business, financial condition and results of operations.
•
A significant portion of our Claims comes from a limited number of Assignors who have relationships with key existing payers, and the loss of one or more of these Assignors or disruptions in Assignor-payer relationships, could have a material adverse effect on our business, financial condition and results of operations.
•
The data healthcare analytics and healthcare payment market are relatively new and unpenetrated, and may not develop, develop more slowly than we expect, or sustain negative publicity which may adversely affect our business.
•
We face significant competition, and we expect competition to increase.
•
Failure to adequately protect the confidentiality of our trade secrets, know-how, proprietary applications, business processes other proprietary information and trademarks could adversely affect the value of our technology and products.
•
Our qui tam litigation may be subject to government intervention and dismissal pursuant to 31 U.S.C. § 3730(2)(A).
•
We are subject to extensive government regulation. Any violation of the laws and regulations applicable to us or a negative audit or investigation finding could have a material adverse effect on our business.
•
Our business depends on effective information processing systems that are compliant with current HIPAA transaction and code set standards and the integrity of the data in, and operations of, our information systems, as well as those of other entities that provide us with data or receive data from us.
•
In the event we fail to maintain our Security Organization Control 2, HITRUST, or other certifications, we could be in breach of our obligations under our contracts, fines and other penalties could result and we may suffer reputational harm and damage to our business.
•
We may make acquisitions of businesses or Claim recovery interests that prove unsuccessful, and any mergers, acquisitions, dispositions or joint venture activities may change our business and financial results and introduce new risks.

•
We have a substantial amount of indebtedness and payment obligations, and together with any future indebtedness or payment obligations, could adversely affect our ability to operate our business.
•
Failure to obtain or maintain ongoing financing to fund operations could negatively impact our business.
•
Adverse judgments or settlements in litigation, regulatory or other dispute resolution proceedings could have a material adverse effect on our business, financial condition and results of operations.
•
If we fail to accurately calculate the Paid Amount and Paid Value of Potential Recoverable Claims, it can have a material adverse effect on our business, results of operations, financial condition, and cash flows.
•
Failure of our software vendors, utility providers and network providers to perform as expected, changes in our relationships with them, or losing access to data sources may adversely affect our business.
•
We may be sued by third parties for alleged infringement of their proprietary rights.
•
Changes in, or interpretations of, tax rules and regulations may adversely affect our effective tax rates.
•
We will be required to pay the Tax Receivable Agreement (“TRA”) Parties (as defined in the TRA) for most of the benefits relating to, among other things, an increase in tax attributes as a result of the Company’s direct and indirect allocable share of existing tax basis acquired in the Business Combination, and the Company’s increase in its allocable share of existing tax basis and anticipated tax basis adjustments we receive in connection with sales or exchanges of Up-C Units after the Business Combination.
•
Our success is dependent upon the efforts of our key personnel. The loss of key personnel could negatively impact the operations and profitability of the Company and its financial condition could suffer as a result.
•
We might be unable to successfully recruit and retain qualified employees.
•
General economic, political and market forces and dislocations beyond our control could reduce demand for our solutions and our overall business may suffer from an economic downturn.
•
COVID-19 or another pandemic, epidemic, or outbreak of an infectious disease may have an adverse effect on our business, the nature and extent of which are highly uncertain and unpredictable.
•
We are concentrated in certain geographic regions, which makes us sensitive to regulatory, economic, environmental, and competitive conditions in those regions.

Risks Related to Our Securities:

•
We are controlled by the Members, including John H. Ruiz and Frank C. Quesada, whose interests may conflict with our interests and the interests of other stockholders. Further, our status as a “controlled company” on Nasdaq removes certain corporate governance protections.
•
Our stockholders will experience substantial dilution as a consequence of, among other transactions, any further issuance of common stock.
•
We may not be able to comply with Nasdaq's continued listing standards, which could cause de-listing and reduce liquidity.
•
Our common stock may be delisted from The Nasdaq Capital Market if we fail to comply with continued listing standards.
•
We may be required to take write-downs or write-offs, restructuring, and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment.
•
We may be unable to obtain additional financing to fund the operations and growth of the Company.
•
Anti-takeover provisions contained in our Charter and bylaws, as well as provisions of Delaware law, could impair a takeover attempt.
•
The Charter contains a provision renouncing our interest and expectancy in certain corporate opportunities.

Risks Related to Ownership of our Common Stock:

•
The market price of our common stock may be significantly volatile.
•
We may redeem unexpired Public Warrants and New Warrants prior to their exercise at a time that is disadvantageous to warrant holders, thereby making such warrants worthless.

•
Our stockholders may experience significant dilution as a result of future equity offerings or issuances and exercise of outstanding options and warrants.
•
Warrants have become exercisable for our Class A Common Stock, which has increase the number of shares eligible for future resale in the public market and may result in dilution to our stockholders.
•
The Company’s management has limited experience in operating a public company.
•
Failure to establish and maintain effective internal controls could have a material adverse effect on the accuracy and timing of our financial reporting in future periods.

Risks Related to the Company’s Business and Industry

In this section “we,” “us,” “our,” and other similar terms refer to MSP Recovery, Inc. d/b/a LifeWallet and its subsidiaries prior to the Business Combination and to the Company following the Business Combination.

We have a history of net losses and no substantial revenue to date, and we may not achieve recoveries, generate significant revenue, or achieve profitability. Our relatively limited operating history makes it difficult to evaluate our current business and future prospects and increases the risk of your investment.

Our relatively limited operating history makes it difficult to evaluate our current business and plan for our future growth. The Company started in 2014 with its very first assignment from a health plan in Miami, Florida. To date, we have achieved no substantial revenue and limited actual recoveries from our assigned Claims, and there is no guarantee that we will achieve recoveries, revenue, or profitability as we have projected. We have encountered and will continue to encounter significant risks and uncertainties frequently experienced by new and growing companies in rapidly changing industries, such as determining appropriate investments for our limited resources, competition from other data analytics companies, acquiring and retaining Assignors, hiring, integrating, training and retaining skilled personnel, unforeseen expenses, challenges in forecasting accuracy and successfully integrating new strategies. If we are unable to achieve actual recoveries, increase our Assignor base, successfully manage our recovery efforts from third-party payers or successfully expand, our revenue and our ability to achieve and sustain profitability would be impaired. If our assumptions regarding these and other similar risks and uncertainties, which we use to plan our business, are incorrect or change as we gain more experience operating our business or due to changes in our industry, or if we do not address these challenges successfully, our operating and financial results could differ materially from our expectations and our business could suffer.

We have a limited history of actual recoveries to date, and there are risks associated with estimating the amount of revenue that we recognize from the recovery. If our estimates of revenue are materially inaccurate, it would impact the timing and the amount of our revenue recognition and have a material adverse effect on our business, results of operations, financial condition and cash flows.

We have a limited track record of generating actual recoveries and related revenue from the Claims we have purchased or otherwise been assigned. There are risks associated with estimating the value of future recoveries and revenues that we may achieve under our assigned Claims. Our estimates and projections depend on significant assumptions and involve significant risks which could cause our actual results to vary materially.

Examples of material assumptions we make include, but are not limited to:

•
Our assessment that the assigned Claims are potentially recoverable Claims;
•
The achievement of multiples above the PVPRC; and
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

In many instances, we pay our Assignors an upfront purchase price for assignment of their healthcare Claims recoveries. Accordingly, there is a risk that we may not successfully recapture the upfront purchase price if we fail to make recoveries with respect to the assigned Claims. Further, our ability to identify and recover on future Claims includes risks such as:

•
underperformance relative to our expectations and the price paid for the Claims;
•
unanticipated demands on our management and operational resources;
•
failure to successfully recover on legal Claims;

•
difficulty in integrating personnel, operations, and systems;
•
maintaining current customers and securing future customers of the combined businesses;
•
assumption of liabilities; and
•
litigation-related charges.

Finally, our potential ability to achieve recovery revenues are based largely on the Paid Value of Potentially Recoverable Claims of our portfolio and our ability to discover, quantify, and settle the gap between Billed Amount and Paid Amount on a large scale. If we fail to accurately calculate the Paid Amount or the Paid Value of Potential Recoverable Claims, the Recovery Multiple or our recovery rights are not appropriately perfected, these factors may have a material adverse effect on our business, results of operations, financial condition, and cash flows.

Litigation outcomes are inherently risky; unfavorable court rulings, delays, damages calculations, or other limitations can adversely affect our recovery efforts, our potential to generate revenue, and our overall business.

It is difficult to predict litigation outcomes, particularly complex litigation of the type that forms the basis of our business. If we do not succeed in the litigation, if the damages awarded in our favor are less than what we expected, or if it is not possible to successfully enforce a favorable judgment, we could suffer a variety of adverse consequences, including the complete loss of potential revenue expected from that matter and, in some jurisdictions, liability for the adverse costs of the successful party to the litigation. Unfavorable litigation outcomes could, individually or in the aggregate, have a material adverse effect on our business, revenue, results of operations, and financial condition.

Typically, we must file actions in court to recover monies related to those paid by our Assignors and a substantial amount of our recoveries are dependent on the courts. Because we rely on the courts to adjudicate recoveries, we can be subject to adverse court rulings, significant delays, damages calculations or other limitations, each of which can negatively impact our recovery efforts, potential to generate revenue, and financial condition of our business.

For example, from time to time, the courts dismiss our cases, or Claims pursued in our cases, with or without prejudice. When dismissal is without prejudice, we can refile the action. Accordingly, we retain the ability to bring those Claims in a recovery action. When dismissal is with prejudice, we cannot refile the action. Accordingly, we lose the ability to pursue such Claims. We cannot guarantee that we will not receive adverse rulings in court. Historically, we have received adverse rulings such as:

•
Dismissal for failure to file within the applicable statute of limitations. For example, on August 10, 2022, the United States Court of Appeals, Eleventh Circuit held that four-year statute of limitations period for civil actions arising under an Act of Congress enacted after December 1, 1990 applies to certain claims brought under the Medicare Secondary Payer private cause of action, and that the limitations period begins to run on the date that the cause of action accrued. This opinion may render certain Claims held by the Company unrecoverable and may substantially reduce PVPRC and BVPRC as calculated. As our cases were filed at different times and in various jurisdictions, and prior to data matching with a defendant we are not able to accurately calculate the entirety of damages specific to a given defendant, we cannot calculate with certainty the impact of this ruling at this time. Although this opinion is binding only on courts in the Eleventh Circuit, if the application of this statute of limitations as determined by the Eleventh Circuit was applied to all Claims assigned to us, we estimate that the effect would be a reduction of PVPRC by approximately $8.86 billion. As set forth in our Risk Factors, PVPRC is based on a variety of factors. As such, this estimate is subject to change based on the variety of legal claims being litigated and statute of limitations tolling theories that apply.
•
Dismissal because an assignment did not include the Claim that was brought in court (or such assignment was found to be invalid).
•
Dismissal for lack of standing to assert Claims.
•
Dismissal for lack of personal jurisdiction.
•
Dismissal for pleading deficiencies.

Additionally, in certain of our cases, our recoveries may be limited as a function of courts’ damages calculations. Adverse court rulings could also occur from:

•
Our assignment agreements with Assignors being deemed invalid by courts. We receive assignments of healthcare Claims from our Assignors via irrevocable assignments, which allow use to pursue those Claims that our Assignors originally owned. Enforceability of our assignment agreements is often challenged by defendants and if a court determines an assignment agreement is invalid (due to a technical deficiency or regulatory prohibition or otherwise) we will lose the ability to pursue those Claims.

•
Our damages calculations include medical expenses paid by our Assignors that courts may deem unreasonable, unrelated, or unnecessary, and could lead to lower than anticipated recoveries.
•
Our Claims may be subject to different interpretations of the applicable statutes of limitations.

For example, in certain antitrust matters, recoveries may be limited to the difference between the price that a drug manufacturer charged for the drug and the price of the drug absent the relevant anticompetitive action. The list above is not exhaustive of unfavorable rulings, damages calculations or other limitations which we may or have encountered.

We generate, and expect to generate, a significant portion of our revenue by collecting on settlements and/or judgments that are granted by courts in lawsuits filed against insurers, tortfeasors, and other liable parties. A decrease in the willingness of courts to grant these judgments, a change in the requirements for filing these cases or obtaining these judgments, or a decrease in our ability to collect on these judgments could have an adverse effect on our revenue, operating results, and the financial condition of our business. As we increase our use of the legal channels for collections, our short-term margins may decrease as a result of an increase in upfront court costs and costs related to counterclaims. We may not be able to collect on certain aged Claims because of applicable statutes of limitations, and we may be subject to adverse effects of regulatory changes.

Our recoveries may also be delayed due to inconsistent rulings on different cases which creates delays in our recovery efforts, or court and administrative closing resulting from the COVID-19 pandemic. We can be subject to many other unfavorable rulings, damages calculations or limitations which are not listed above. Such unfavorable rulings, damages calculations or other limitations can negatively affect our business and our recovery efforts.

Our litigation often involves complex, novel legal theories with little or no precedent on which courts can rely, which may adversely affect our ability to generate revenue and negatively impact our business.

The lawsuits we file in pursuit of recoveries often involve causes of action that are entirely novel, or novel as applied to the facts alleged in our complaints. For example, while the MSP Law was enacted in 1980, its use by an assignee to pursue recoveries on its own behalf is novel. As such, courts deciding litigated issues in our cases often have limited binding precedent on which to base an opinion, and often review our cases as a first impression. As a result, our cases may be delayed as courts require more time to analyze the legal issues, and outcomes are difficult to accurately predict.

We may employ rarely used causes of action, such as Florida’s equitable pure bill of recovery. LifeWallet has brought numerous pure bill of discovery cases against medical device and drug manufacturers and insurance companies, seeking to identify the proper party defendant or the appropriate theory on which to base relief. As these cases do not seek money damages, success in these cases may lead to information that can used to further pursue recoveries, but not money damages that can be recognized as revenue. These cases, in and of themselves, are an expense to LifeWallet, and may negatively impact our business if, for any reason, they fail to yield actionable results.

Our counterparties likewise often assert defenses that require complex, jurisdiction specific analysis. Litigation of these issues is often time consuming, delaying potential recoveries, and costly. The success of these defenses is difficult to predict and could result in partial or the entire dismissal of a given case, reducing or eliminating potential recoveries, and any associated recognition of revenue.

Our lawsuits are brought in a diverse range of judicial venues across many jurisdictions, which may result in different outcomes on similar issues, adversely affect our recovery efforts, and limit our ability to generate revenue.

Favorable opinions from state and federal appellate courts are binding only in the jurisdiction where the opinion was published. Accordingly, appellate opinions upholding our legal position may be relied on within the issuing jurisdiction but are, at most, persuasive to other courts. Appellate courts can disagree, and we may obtain an unfavorable opinion on similar issues where another appellate court ruled in our favor. As such, we may expend substantial resources pursuing appeals to establish the validity of a legal basis for recovery, which may prove unsuccessful, thus limiting our ability to generate revenue and negatively impact our business.

Counterparties in our lawsuits employ dilatory tactics that delay the resolution of litigation or settlement negotiations, which increases the costs associated with recoveries and substantially delays the outcome of our cases and any associated revenue recognition.

Our counterparties employ strategies to delay proceedings and the ultimate resolution of our cases. Dilatory tactics include, but are not limited to, frivolous court filings, extended and improper discovery objections and disputes, delayed negotiations for data matching protocols, and protracted settlement negotiations that may or may not yield a settlement. While these delays do not adversely affect the value of the underlying assets, and in some case statutory interest continues to accrue, the costs associated with recoveries increase substantially, and our ability to successfully resolve our cases may be limited. As a result, our ability to recognize revenue is delayed and our ultimate recovery may be diminished as a result.

Our fee sharing arrangement with the Law Firm materially reduces our recoveries.

We enter into legal services agreements with the Law Firm and the various entities that hold Claims. The Law Firm is engaged to act as counsel to represent MSP Recovery and each of its subsidiaries and affiliates (or other applicable entity) on a contingency basis as it pertains to the assigned Claims. The Law Firm engages outside litigation counsel from around the U.S. as co-counsel and these arrangements are made directly between the Law Firm and other counsel. For the services provided, the Law Firm typically collects a fee equal to 40% of our 50% portion of the Net Proceeds (i.e., 20% of the total Net Proceeds), which is paid from our portion of the Net Proceeds. Co-counsel is paid from the Law Firm’s portion of the Net Proceeds. The Law Firm is also entitled to attorney’s fees that are awarded to the Law Firm pursuant to any fee shifting statute, by agreement, or court award. Any increase in attorneys’ fees and costs would reduce our potential net recoveries. For more information about our fee sharing arrangement, see “Business —Scale of Current Portfolio” and “ —Fee Sharing Arrangements.”

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

If lawyers who we rely on to litigate Claims and defenses do not exercise due skill and care, or the interests of their clients do not align with the interests of our Assignors, there may be a material adverse effect on the value of our assets.

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

We expect a significant portion of our future revenue growth to come from expanding the volume of Claims we are assigned; this includes obtaining Claims and data from new Assignors as well as our existing Assignors. Our efforts to do so may not be successful. If we are unable to successfully expand the scope of healthcare Claims assigned from potential and existing Assignors, it could have a material adverse effect on our growth and on our business, financial condition, and results of operations.

The positions we will typically acquire in connection with our acquisition of Claims are unsecured and may be effectively subordinated to other obligations and are at risk to fraud on the part of the Assignor of the Claim.

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

Further, the possibility of material misrepresentations or omissions on the part of an Assignor, underlying beneficiary or other counterparty (e.g., some Assignors may set out to defraud investors like us). For example, an Assignor may misrepresent the quality, validity or existence of a Claim or other information provided to us. There is no assurance we will detect such fraud and any inaccuracy or incompleteness, if undetected, may adversely affect the valuation of one or more Claims and adversely affect our business and performance. Under certain circumstances, recoveries may be reclaimed if any such payment or distribution is later determined to have been a fraudulent conveyance.

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

If our existing Assignors prematurely terminate their agreement with us or if either party materially breaches an agreement, and we can no longer receive future assignments of healthcare Claims recoveries, it could have a material adverse effect on our business, financial condition, and results of operations.

We expect in the future to derive a significant portion of our revenue from our existing Assignors and, accordingly, we are reliant on ongoing transfer and usage of data, and associated assignments, of Claims from existing Assignors. As a result, maintaining these relationships is critical to our future growth and our business, financial condition and results of operations. We may experience significantly more difficulty than we anticipate in maintaining our existing Assignor agreements. Factors that may affect our ability to continue providing our services under such agreements for our services and our ability to sell additional solutions include:

•
the price, performance, and functionality of our solutions;
•
the availability, price, performance, and functionality of competing solutions;
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

If an Assignor prematurely terminates its agreement with us, we may be precluded from accessing that Assignor’s data and/or be forced to destroy data in our position from that Assignor, which may substantially impair our ability to recover on that Assignor’s Claims.

We enter into Claims Cost Recovery Agreements (“CCRA”) and Business Associate Agreements (“BAA”) with our Assignors. Pursuant to the CCRAs with our Assignors, our Assignors typically agree to provide the Company with historical claims data as well as the most updated claims data that the Assignor’s systems can provide and provide ongoing data transfers and agreed upon intervals. If, for any reason, our CCRA with an Assignor is terminated, our BAA with that Assignor requires us to return and/or destroy all Protected Health Information, which may substantially impair our ability to recover on that Assignor’s Claims.

If we are unable to develop new Assignor relationships, it could have a material adverse effect on our business, financial condition, and results of operations.

As part of our strategy, we seek to develop new Assignor relationships, principally among healthcare payers and providers. Our ability to develop new relationships depends on a variety of factors, including the quality and performance of our solutions, as well as the ability to market and sell our solutions effectively and differentiate ourselves from our competitors. We may not be successful in developing new Assignor relationships. If we are unable to develop new Assignor relationships, it could have a material adverse effect on our business, financial condition, and results of operations.

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

We have long sales and implementation cycles for many of our data-driven solutions and may fail to close sales after expending time and resources, or experience delays in implementing the solutions, which could have a material adverse effect on our business, financial condition and results of operations.

Potential customers generally perform a thorough evaluation of available payment accuracy solutions and require us to expend time, effort, and money educating them as to the value of our solutions prior to entering into a contract with them. We may expend significant funds and management resources during the sales cycle and ultimately fail to close the sale. Our sales cycle may be extended due to our potential customer’s budgetary constraints or for other reasons. In addition, following a successful sale, the implementation of our systems frequently involves a lengthy process, as we onboard the new customer’s healthcare data into our proprietary systems. If we are unsuccessful in closing sales after expending funds and management resources or if we experience delays in such sales or in implementing our solutions, it could have a material adverse effect on our business, financial condition and results of operations.

If our Assignors’ risk agreements change, it can have a material adverse effect on our business, financial condition, and results of operations.

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

Our use and disclosure of individually identifiable information, including health information, is subject to federal and state privacy and security regulations, and our failure to comply with those regulations or adequately secure the information we hold could result in significant liability or reputational harm.

State and federal laws and regulations, including HIPAA, govern the collection, dissemination, use, disclosure, creation, receipt, maintenance, transmission, privacy, confidentiality, security, availability and integrity of individually identifiable information, including protected health information (“PHI”). HIPAA establishes basic national privacy and security standards for protection of PHI by covered entities such as our Assignors, and the business associates with whom such entities contract for services, including us. As a business associate, we are also directly liable for compliance with HIPAA. In addition to HIPAA, we must adhere to state patient confidentiality and other laws that are not preempted by HIPAA, including those that are more stringent than HIPAA.

In the event of a breach of our obligations under HIPAA or other state laws, we could be subject to enforcement actions by the U.S. Department for Health and Human Services Office for Civil Rights and state regulators and lawsuits, including class action lawsuits, by private plaintiffs. Mandatory penalties for HIPAA violations can be significant and OCR and state regulators may require businesses to enter into settlement or resolution agreements and corrective action plans that impose ongoing compliance requirements. If a person knowingly or intentionally obtains or discloses PHI in violation of HIPAA requirements, criminal penalties may also be imposed. In addition, state Attorneys General are authorized to bring civil actions under HIPAA or relevant state laws. Courts can award damages, costs and attorneys’ fees related to violations of HIPAA or state laws in such cases. While we maintain safeguards that we believe are reasonable and appropriate to protect the privacy and security of PHI and other personally identifiable information consistent with applicable law and our contractual obligations, we cannot provide assurance regarding how these laws, regulations, and contracts will be interpreted, enforced or applied to our operations; our systems may be vulnerable to physical break-ins, viruses, hackers, and other potential sources of security breaches or incidents. In addition, we may not be able to prevent incidents of inappropriate use or disclosure or unauthorized access to or acquisition.

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

We rely on information technology networks and systems to process and store electronic information. We collect and store sensitive data, including personally identifiable information of our consumers, on our information technology networks. Despite the implementation of security measures, our information technology networks and systems have been, and in the future may be, vulnerable to disruptions and shutdowns due to attacks by hackers or breaches due to malfeasance by contractors, employees and others who have access to our networks and systems. The occurrence of any of these cyber security events could compromise our networks and the information stored on our networks could be accessed. Any such access could disrupt our operations, adversely affect the willingness of sellers to sell to us or result in legal Claims, liability, reputational damage or regulatory penalties under laws protecting the privacy of personal information, any of which could adversely affect our business, financial condition and operating results.

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

Changes in the United States healthcare environment, or in laws relating to healthcare programs and policies, and steps we take in anticipation of such changes or a failure to comply with such laws, particularly as they relate to the Affordable Care Act and Medicare and Medicaid programs, could have a material adverse effect on our business, financial condition, and results of operations.

Approximately 93% of our expected recoveries arise from Claims being brought under the Medicare Secondary Payer Act private cause of action (Section 1862(b)(3)(A) of the Social Security Act (42 U.S.C. § 1395y(b)(3)(A)). This law allows us to pursue recoveries against primary payers for reimbursement of medical expenses that our Assignors paid for when primary payers (i.e., liability insurers) were responsible for payment. While we believe we have been successful at both the federal and state level in establishing a legal basis for our recoveries, changes to the laws on which we base our recoveries, particularly the Medicare Secondary Payer Act, can adversely affect our business.

For example, on May 16, 2023, Senators Tim Scott (R-SC) and Maggie Hassan (D-NH) and Representatives Brad Schneider (D-IL) and Gus Bilirakis (R-FL) introduced the Repair Abuses of MSP Payments Act (S.1607/H.R.3388) (the “RAMP Act”) in the U.S. Senate and the U.S. House of Representatives, respectively, seeking to amend the private cause of action under the Medicare Secondary Payer Act, by striking “primary plan” and inserting “group health plan” (as defined in paragraph 42 U.S.C. § 1395y(b)(1)(A)(v)).

The Medicare Secondary Payer Act’s private cause of action—a fundamental component of how the Company is able to calculate damages—incentivizes private parties, such as MSP Recovery, to pursue reimbursement of conditional payments by rewarding them with double damages. If the Medicare Secondary Payer Act is changed, or if the RAMP Act were enacted to apply retroactively, it could significantly reduce the Company's potential recoveries and have a material adverse effect on its business, financial condition, and results of operations.

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

A significant portion of our Claims comes from a limited number of Assignors who have relationships with key existing payers, and the loss of one or more of these Assignors or disruptions in Assignor-payer relationships could have a material adverse effect on our business, financial condition and results of operations.

We have acquired a significant portion of our Claims from and entered into agreements for new services with a limited number of large Assignors. These Assignors assign these Claims with an irrevocable assignment from the Assignor to us each with different and/or staggered terms. In addition, we also rely on our reputation and recommendations from key Assignors to promote our solutions to potential new Assignors.

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

The data healthcare analytics and healthcare payment markets are relatively new and unpenetrated, and may not develop, develop more slowly than we expect, or sustain negative publicity which may adversely affect our business.

The data healthcare analytics and healthcare payment accuracy markets are relatively new and the overall market opportunity remains relatively unpenetrated. It is uncertain whether this market will achieve and sustain high levels of demand, client acceptance and market adoption. Our success will depend to a substantial extent on the willingness of our Assignors to use, and to increase the frequency and extent of their utilization of our solutions, as well as on our ability to demonstrate the value of data-driven solutions and payment accuracy solutions to healthcare payers and government agencies. If our Assignors or other potential customers do not perceive the benefits of our data-driven solutions, then our market may not continue to develop, or it may develop more slowly than we expect. If any of these events occurs, it could have a material adverse effect on our business, financial condition and results of operations.

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

We face significant competition, and we expect competition to increase.

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

Our success depends in part on our ability to protect our proprietary software, confidential information and know-how, technology and other intellectual property and intellectual property rights. To do so, we rely generally on copyright, trademark and trade secret laws, confidentiality and invention assignment agreements with employees and third parties, and license and other agreements with consultants, vendors and Assignors. There can be no assurance that employees, consultants, vendors and Assignors have executed such agreements or have not breached or will not breach their agreements with us, that we will have adequate remedies for any breach, or that our trade secrets will not otherwise become known or independently developed by competitors. Additionally, we monitor our use of open-source software to avoid uses that would require us to disclose our proprietary source code or violate applicable open source licenses, but if we engaged in such uses inadvertently, we could be required to take remedial action or release certain of our proprietary source code. These scenarios could have a material adverse effect on our business, financial condition and results of operations. In addition, despite the protections we place on our intellectual property, a third party could, without authorization, copy or otherwise obtain and use our products or technology, or develop similar technology. In addition, agreement terms that address non-competition are difficult to enforce in many jurisdictions and might not be enforceable in certain cases.

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

Our ability to obtain, protect, and enforce our intellectual property rights is subject to uncertainty as to the scope of protection, registrability, patentability, validity and enforceability of our intellectual property rights in each applicable jurisdiction, as well as the risk of general litigation or third-party oppositions.

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

We file qui tam (“whistleblower”) actions on behalf of the United States government (“Federal Government”) under the False Claims Act, 31 U.S.C. § 3729 et seq. These actions give the Federal Government the opportunity to intervene and participate in the action. The False Claims Act authorizes the Attorney General to dismiss a qui tam action over the relator’s objection. The action can be dismissed if the Federal Government determines their best interests are not served with the litigation. This can be the case if the litigation does not advance their interests, preserve their limited resources or avoid adverse precedent.

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

We are subject to extensive government regulation. Any violation of the laws and regulations applicable to us or a negative audit or investigation finding could have a material adverse effect on our business.

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

We are also subject to laws, regulations and rules enacted by national, regional and local governments and Nasdaq. In particular, we are required to comply with certain SEC, Nasdaq and other legal or regulatory requirements. Compliance with, and monitoring of, applicable laws, regulations and rules may be difficult, time-consuming and costly. Those laws, regulations or rules and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws, regulations or rules, as interpreted and applied, could have a material adverse effect on our business and results of operations.

Our business depends on effective information processing systems that are compliant with current HIPAA transaction and code set standards and the integrity of the data in, and operations of, our information systems, as well as those of other entities that provide us with data or receive data from us.

Our ability to conduct our operations and accurately report our financial results depends on the integrity of the data in our information systems and the integrity of the processes performed by those systems. These information systems and applications require continual maintenance, upgrading and enhancement to meet our operational needs, satisfy Assignor requests and handle and enable our expansion and growth. Despite our testing and quality control measures, we cannot be certain that errors or system deficiencies will not be found, and that remediation can be done in a timeframe that is acceptable to our Assignors or that Assignor relationships will not be impaired by the occurrence of errors or the need for remediation. In addition, implementation of upgrades and enhancements may cost more, take longer or require more testing than originally expected. Given the large amount of data we collect and manage, it is possible that hardware failures, errors or technical deficiencies in our systems could result in data loss or corruption or cause the information that we collect, utilize or disseminate to be incomplete or contain inaccuracies that our Assignors regard as significant.

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

In the event we fail to maintain our Security Organization Control 2, HITRUST or other certifications, we could be in breach of our obligations under our contracts; fines and other penalties could result, we may suffer reputational harm, and our business could be damaged, limiting our ability to generate revenue.

In addition to government regulations and securities laws, we are subject to self-regulatory standards and industry certifications that may legally or contractually apply to us. These include Security Organization Control 2 (“SOC 2”), with which we are currently compliant. In the event we fail to maintain our SOC 2 compliance or fail to receive recertification from HITRUST, we could be in breach of our obligations under Assignor and other contracts, fines, and other penalties could result, and we may suffer reputational harm and damage to our business. Further, our Assignors may expect us to comply with more stringent privacy and data security requirements than those imposed by laws, regulations, or self-regulatory requirements, and we may be obligated contractually to comply with additional or different standards relating to our handling or protection of data.

Any failure or perceived failure by us to comply with federal or state laws or regulations, industry standards or other legal obligations, or any actual or suspected privacy or security incident, whether or not resulting in unauthorized access to, or acquisition, release or transfer of personally identifiable information ("PII") or other data, may result in governmental enforcement actions and prosecutions, private litigation, fines and penalties or adverse publicity and could cause our Assignors to lose trust in us, which could have an adverse effect on our reputation and business. We may be unable to make such changes and modifications in a commercially reasonable manner or at all, and our ability to pursue recoveries could be limited. Any of these developments could harm our business, financial condition and results of operations. Privacy and data security concerns, whether valid or invalid, may inhibit retention of our systems by existing Assignors or onboarding onto or, in the case of our Chase to Pay services, adoption of our systems by new Assignors. For more information on Chase to Pay services, please see the section entitled “Business - Chase to Pay.”

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

While we believe that we have structured our agreements and operations in material compliance with applicable healthcare laws and regulations, there can be no assurance that we will be able to successfully address changes in the current regulatory environment. We believe that our business operations materially comply with applicable healthcare laws and regulations. However, some of the healthcare laws and regulations applicable to us are subject to limited or evolving interpretations, and a review of our business or operations by a court, law enforcement, or a regulatory authority might result in a determination that could have a material adverse effect on us. Furthermore, the healthcare laws and regulations applicable to us may be amended or interpreted in a manner that could have a material adverse effect on our business, prospects, results of operations and financial condition.

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

Failing to accurately estimate our contract pricing may have a material adverse effect on our business.

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

We derive a relatively small portion of our revenue on a “fee-for-service” basis whereby billing is based upon a flat fee or a fee per hour. To earn a profit on these contracts, we must accurately estimate costs involved and assess the probability of achieving certain milestones within the contracted time period. If we do not accurately estimate the costs and timing for completing projects, or if we encounter increased or unexpected costs, delays, failures, liabilities, or risks, including those outside of our control, our contracts could prove unprofitable for us or yield lower profit margins than anticipated. Although we believe that we have recorded adequate provisions in our financial statements for losses on our fee-for-service contracts where applicable, as required under GAAP, we cannot provide assurance that our contract provisions will be adequate to cover all actual future losses. The inability to accurately estimate the factors upon which we base our contract pricing could have a material adverse effect on business, financial condition and results of operations.

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

Our ability to execute on business plans, maintain high levels of service, or adequately address competitive challenges will be negatively impacted if we fail to properly manage our growth, which could have a material adverse effect on our business, financial condition and results of operations.

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

We may require additional financing to fund our operations or growth. The failure to secure additional financing on acceptable terms and conditions or at all could have a material adverse effect on our continued development or growth. Our access to, and the availability of, financing will be impacted by many factors, including, but not limited to, our financial performance, our credit ratings, our then current level of indebtedness, the liquidity of the overall capital markets and the state of the U.S. and global economy. None of our officers, directors or stockholders will be obligated to provide any financing to us.

We may not be able to obtain additional capital to continue the development of our business.

There can be no assurance that our future proposed operations and Claims recovery will be implemented successfully or that we will ever have profits. If we are unable to successfully recover on Claims and continue pursuing recoveries, holders of our common stock may lose their entire investment. We face all of the risks inherent in a new business and a new public company, including the expenses, difficulties, complications and delays frequently encountered in connection with conducting operations, including the need for significant additional capital requirements and management’s potential underestimation of initial and ongoing costs. In evaluating our business and future prospects, these difficulties should be considered. If we are not effective in addressing these risks, we would not be able to implement our business strategy and our results of operations would be adversely affected. To date, the Company’s sources of liquidity to fund working capital have been through funds from servicing agreements, member contributions and investments from other third parties. Our ability to obtain necessary financing may be impaired by factors such as the health of and access to capital markets, our limited track record, or a future doubt about our ability to continue as a going concern.

Failure to properly manage our growth or obtain additional financing to fund growth could negatively impact our business.

In order to implement our business plan and achieve and favorable results, we expect to expand our business operations and hire additional sales and support personnel. We may not have sufficient resources to do so. If we hire additional personnel and invest in additional infrastructure, we may not be effective in expanding our operations and our systems, procedures or controls may not be adequate to support any such expansion. Failure to properly manage our growth could have a material adverse effect on our business and our operating results. Failure to obtain financing, or obtain financing on favorable terms, could have a material adverse effect on future operating prospects, could require us to significantly reduce operations, and could result in a decrease in our stock price.

We may make acquisitions of businesses or Claim recovery interests that prove unsuccessful, and any mergers, acquisitions, dispositions or joint venture activities may change our business and financial results and introduce new risks.

From time to time, we may make acquisitions of, or otherwise invest in, other companies that could complement our business, including the acquisition of entities in diverse geographic regions and entities offering greater access to businesses and markets that we do not currently serve. The acquisitions we make may be unprofitable or may take some time to achieve profitability. In addition, we may not successfully operate the businesses that we acquire, or may not successfully integrate these businesses with our own, which may result in our inability to maintain our goals, objectives, standards, controls, policies, culture, or profitability. Through acquisitions, we may enter markets in which we have limited or no experience. Any acquisition may result in a potentially dilutive issuance of equity securities, and the incurrence of additional debt which could reduce our profitability. We also pursue dispositions and joint ventures from time to time. Any such transactions could change our business lines, geographic reach, financial results or capital structure. Our company could be larger or smaller after any such transactions and may have a different investment profile.

We may also invest in certain Claim recovery interests, as well as assignor interests in Claims with the intent to expand our portfolio of recoverable Claims and add to our potential revenue streams by selling these Claims at a higher rate than that paid by the Company. These purchases may prove unprofitable or may take some time to achieve profitability. These purchases may also adversely affect our liquidity and cash positions if we use our cash in order to purchase new Claims, or if we finance such purchase with debt that we are ultimately not able to repay. If we do not realize the anticipated benefits of any such acquisition, it would have a material effect on our business, financial condition and results of operations.

We have a substantial amount of indebtedness and payment obligations, and together with any future indebtedness or payment obligations, could adversely affect our ability to operate our business.

We have substantial amounts of indebtedness and payment obligations and we may incur substantial additional indebtedness or payment obligations in order to finance acquisitions of additional Claims assets or otherwise in connection with financing our operations, and such increased leverage could adversely affect our business.

For example, on March 29, 2023, we entered into a membership interest purchase agreement with Hazel Holdings I LLC (together with its affiliates, "Hazel"), which was funded partially by a purchase money loan between Hazel, as lender, and the Company, as borrower, in the amount of $250 million, which has increased our indebtedness and obligation to pay interest, and an Amended and Restated Credit Agreement with affiliates of Hazel with respect to an aggregate $80 million loan credit facility, which has also increased our indebtedness and obligations to pay interest. In addition, pursuant to the Master Transaction Agreement, dated March 9, 2022 (as amended, the "Virage MTA"), we have payment obligations to Virage in the amount of $825.0 million as of March 31, 2023.

The terms of any of our existing or future indebtedness or payment obligations may restrict or otherwise negatively impact our ability to grow and manage our business. In addition, we may not have the ability to refinance or pay such amounts when due if we do not begin generating revenue. The amount of our indebtedness and payment obligations could limit our ability to obtain further financing and limit our ability to pursue our operational and strategic goals and opportunities, and adversely affect our liquidity position if the Claims we purchase do not generate proceeds at the rate we expect, if at all. The increased leverage, potential lack of access to financing and increased expenses could have a material adverse effect on our financial condition, results of operations and cash flows.

Failure to obtain or maintain ongoing financing to fund operations would negatively impact our business.

On March 29, 2023, the Company entered into an Amended and Restated Credit Agreement with affiliates of Hazel, as the lender and administrative agent with respect to an aggregate $80 million term loan credit facility consisting of a Term Loan A commitment to fund up to $30 million (in multiple installments) in proceeds and a Term Loan B commitment to fund up to $18 million (in multiple installments) in proceeds, in each case, after taking into account an original issue discount (collectively, the "Working Capital Credit Facility"). This Working Capital Credit Facility, our continued source of funding for operations, is contingent on compliance with certain covenants, which we may not meet. If we fail to meet comply with these covenants, continued funding may cease, substantially impairing our ability to continue our operations, including the pursuit of recoveries. On May 11, 2023 and June 13, 2023, Hazel notified us that it would not disburse additional funds under the Working Capital Credit Facility until the Company satisfies certain funding conditions, including the filing of this Annual Report on Form 10-K. The parties subsequently agreed that $5.5 million will be funded under Term Loan A in accordance with the terms of the Working Capital Credit Facility subsequent to the filing of this 2022 Form 10-K and receipt of funding notices, deeming funding conditions satisfied or waived. Following such funding, the Term Loan A commitment would be terminated, with total funding of $20.5 million. In addition, the parties agreed to increase the Term Loan B commitment from $18 million to $27.5 million, which will be funded in multiple installments and in accordance with the terms of the Working Capital Credit Facility. A failure to obtain or maintain financing to fund operations would require us to significantly reduce operations and would have a material adverse effect on future operating prospects.

Adverse judgments or settlements in litigation, regulatory or other dispute resolution proceedings could have a material adverse effect on our business, financial condition and results of operations.

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

Typically, we identify recoverable Claims using our proprietary Algorithms which comb through historical paid Claims data and search for potential recoveries. Our potential ability to achieve recovery revenues are based largely on the Paid Value of Potentially Recoverable Claims of our portfolio and our ability to discover, quantify and settle the gap between Billed Amount and Paid Amount on a large scale. If we fail to accurately calculate the Paid Amount or the Paid Value of Potential Recoverable Claims, the Recovery Multiple or the recovery rights we are entitled to may not be appropriately captured, which may have a material adverse effect on our business, results of operations, financial condition and cash flows.

Failure of our software vendors, utility providers and network providers to perform as expected, changes in our relationships with them, or losing access to data sources may adversely affect our business.

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

We may be sued by third parties for alleged infringement of their proprietary rights.

Our success depends also in part on us not infringing the intellectual property rights of others. Our competitors, as well as a number of other entities and individuals, may own or claim to own intellectual property relating to our industry. In the future, such third parties may claim that we are infringing their intellectual property rights, and we may be found to be infringing such rights. Any claims or litigation could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, prevent us from offering our services, or require that we comply with other unfavorable terms. Even if we were to prevail in such a dispute, any litigation could be costly and time-consuming and divert the attention of our management and key personnel from our business operations.

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

We will be required to pay the Tax Receivable Agreement ("TRA") Parties (as defined in the TRA) for most of the benefits relating to, among other things, an increase in tax attributes as a result of the Company’s direct and indirect allocable share of existing tax basis acquired in the Business Combination, and the Company’s increase in its allocable share of existing tax basis and anticipated tax basis adjustments we receive in connection with sales or exchanges of Up-C Units after the Business Combination.

In connection with the Business Combination, we entered into a TRA with the TRA Parties (as defined in the TRA) that provides for the payment by the Company to such TRA Parties of 85% of the benefits, if any, that the Company is deemed to realize (calculated using certain assumptions) as a result of: (i) the Company’s direct and indirect allocable share of existing tax basis acquired in the Business Combination, (ii) increases in the Company’s allocable share of existing tax basis and tax basis adjustments that will increase the tax basis of the tangible and intangible assets of Opco as a result of the Business Combination and as a result of sales or exchanges of Up-C Units for cash or shares of the Company’s Class A common stock, and (iii) certain other tax benefits related to entering into the TRA, including tax benefits attributable to payments under the TRA. These increases in existing tax basis and tax basis adjustments generated over time may reduce the amount of tax that the Company would otherwise be required to pay in the future, although the IRS may challenge all or part of the validity of that tax basis, and a court could sustain such a challenge. Actual tax benefits realized by the Company may differ from tax benefits calculated under the TRA as a result of the use of certain assumptions in the TRA, including the use of an assumed weighted-average state and local income tax rate to calculate tax benefits. The payment obligation under the TRA is an obligation of the Company and not of Opco. While the amount of existing tax basis, the anticipated tax basis adjustments and the actual amount and utilization of tax attributes, as well as the amount and timing of any payments under the TRA, will vary depending upon a number of factors, including the timing of exchanges of Up-C Units for shares of the Company common stock, the applicable tax rate, the price of shares of the Company’s Class A common stock at the time of exchanges, the extent to which such exchanges are taxable and the amount and timing of our income, we expect that as a result of the size of the transfers and increases in the tax basis of the tangible and intangible assets of Opco and our possible utilization of tax attributes, including existing tax basis acquired at the time of the Business Combination, the payments that the Company may make under the TRA will be substantial. The payments under the TRA are not conditioned on the exchanging holders of Opco Units or other TRA Parties continuing to hold ownership interests in us. To the extent payments are due to the TRA Parties under the TRA, the payments are generally required to be made within five business days after the tax benefit schedule (which sets forth the Company’s realized tax benefits covered by the TRA for the relevant taxable year) is finalized. The Company is required to deliver such a tax benefit schedule to the TRA Parties’ Representative (as defined in the TRA), for its review, within ninety calendar days after the due date (including extensions) of the Company’s federal corporate income tax return for the relevant taxable year.

Payments under the TRA may be accelerated and/or significantly exceed the actual tax benefits the Company realizes under the TRA and such accelerations may impair our ability to consummate change of control transactions.

The Company’s payment obligations under the TRA will be accelerated in the event of certain changes of control or its election to terminate the TRA early. The accelerated payments will relate to all relevant tax attributes then allocable to the Company in the case of an acceleration upon a change of control and to all relevant tax attributes allocable or that would be allocable to the Company (in the case of an election by the Company to terminate the TRA early, assuming all Up-C Units were then exchanged). The accelerated payments required in such circumstances will be calculated by reference to the present value (at a specified discount rate determined by reference to LIBOR) of all future payments that holders of Up-C Units or other recipients would have been entitled to receive under the TRA, and such accelerated payments and any other future payments under the TRA will utilize certain valuation assumptions, including that the Company will have sufficient taxable income to fully utilize the deductions arising from the increased tax deductions and tax basis and other benefits related to entering into the TRA. In addition, recipients of payments under the TRA will not reimburse us for any payments previously made under the TRA if such tax basis and the Company’s utilization of certain tax attributes is successfully challenged by the IRS (although any such detriment would be taken into account in future payments under the TRA). The Company’s ability to achieve benefits from any existing tax basis, tax basis adjustments or other tax attributes, and the payments to be made under the TRA, will depend upon a number of factors, including the timing and amount of our future income. As a result, even in the absence of a change of control or an election to terminate the TRA, payments under the TRA could be in excess of 85% of the Company’s actual cash tax benefits.

Accordingly, it is possible that the actual cash tax benefits realized by the Company may be significantly less than the corresponding TRA payments or that payments under the TRA may be made years in advance of the actual realization, if any, of the anticipated future tax benefits. There may be a material negative effect on our liquidity if the payments under the TRA exceed the actual cash tax benefits that the Company realizes in respect of the tax attributes subject to the TRA and/or distributions to the Company by Opco are not sufficient to permit the Company to make payments under the TRA after it has paid taxes and other expenses. We may need to incur additional indebtedness to finance payments under the TRA to the extent our cash resources are insufficient to meet our obligations under the TRA as a result of timing discrepancies or otherwise, and these obligations could have the effect of delaying, deferring or preventing certain mergers, asset sales, other forms of business combinations or other changes of control.

The acceleration of payments under the Tax Receivable Agreement in the case of certain changes of control may impair our ability to consummate change of control transactions or negatively impact the value of our Company common stock.

In the case of a “Change of Control” under the TRA (which is defined to include, among other things, a 50% change in control of the Company, the approval of a complete plan of liquidation or dissolution of the Company, or the disposition of all or substantially all of the Company’s direct or indirect assets), payments under the TRA will be accelerated and may significantly exceed the actual benefits the Company realizes in respect of the tax attributes subject to the TRA. We expect that the payments that we may make under the TRA (the calculation of which is described in the immediately preceding risk factor) in the event of a change of control will be substantial. As a result, our accelerated payment obligations and/or the assumptions adopted under the TRA in the case of a change of control may impair our ability to consummate change of control transactions or negatively impact the value received by owners of our Company common stock in a change of control transaction.

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

General economic, political and market forces and dislocations beyond our control could reduce demand for our solutions and our overall business, may suffer from an economic downturn.

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

COVID-19 or another pandemic, epidemic, or outbreak of an infectious disease may have an adverse effect on our business, the nature and extent of which are highly uncertain and unpredictable.

The severity, magnitude and duration of the ongoing COVID-19 pandemic is uncertain and rapidly changing. As of the date of this Form 10-K, the extent to which the COVID-19 pandemic may impact our business, results of operations and financial condition remains uncertain. Furthermore, because of our business model, the full impact of the COVID-19 pandemic may not be fully reflected in our results of operations and overall financial condition until future periods.

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

Risks Related to Our Securities

In this section, “we,” “us,” “our,” and other similar terms refer to MSP Recovery, Inc. d/b/a LifeWallet and its subsidiaries prior to the Business Combination and to the Company following the Business Combination.

We are controlled by the Members, including John H. Ruiz and Frank C. Quesada, whose interests may conflict with our interests and the interests of other stockholders. Further, our status as a “controlled company” on Nasdaq removes certain corporate governance protections.

The Members (or their designees) hold all of our issued and outstanding Class V Common Stock, which control approximately 97.7% of the combined voting power of our common stock, and John H. Ruiz and Frank C. Quesada, as a group, control approximately 97.8% of the combined voting power of our common stock. They effectively have the ability to determine all corporate actions requiring stockholder approval, including the election and removal of directors, any amendment to our certificate of incorporation or bylaws, or the approval of any merger or other significant corporate transaction, including a sale of substantially all of our assets. This could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of the Company, which could cause the market price of our Class A Common Stock to decline or prevent stockholders from realizing a premium over the market price for Class A Common Stock. The Members’ interests may conflict with our interests as a company or the interests of our other stockholders.

Our stockholders will experience substantial dilution as a consequence of, among other transactions, any future issuances of common stock.

The Company currently has an aggregate of 3,084,305 Public Warrants outstanding and no Private Warrants outstanding, which have become exercisable as of 10 days after closing of the Business Combination, on a cashless basis with an exercise price of $0.0001.

In addition, there are outstanding or designated Up-C Units that may be exchanged for 3,106,616,119 shares of Common Stock.

In addition, the Company will have the ability to issue up to 98,736,750 shares of Class A Common Stock pursuant to awards under the Incentive Plan. The shares of Class A Common Stock reserved for future issuance under the Incentive Plan will become eligible for sale in the public market once those shares are issued, subject to provisions relating to various vesting agreements, lock-up agreements and, in some cases, limitations on volume and manner of sale applicable to affiliates under Rule 144, as applicable. The aggregate number of shares that may be issued pursuant to awards under the Incentive Plan will be subject to an annual increase on

January 1 of each calendar year (commencing with January 1, 2023 and ending on and including January 1, 2031) equal to the lesser of (i) a number of shares equal to 3% of the total number of shares actually issued and outstanding on the last day of the preceding fiscal year or (ii) a number of shares as determined by the Board. The Company filed one or more registration statements on Form S-8 under the Securities Act to register shares of Class A Common Stock or securities convertible into or exchangeable for shares of Class A Common Stock issued pursuant to the Incentive Plan. Any such Form S-8 registration statements will automatically become effective upon filing. Accordingly, shares registered under such registration statements will be available for sale in the open market.

Depending upon market liquidity at the time, sales of shares of our Class A Common Stock under the Yorkville Purchase Agreement may cause the trading price of our Class A Common Stock to decline. After Yorkville has acquired shares under the Yorkville Purchase Agreement, it may sell all, some or none of those shares. Sales to Yorkville by us pursuant to the Yorkville Purchase Agreement may result in substantial dilution to the interests of other holders of our Class A Common Stock. The sale of a substantial number of shares of our Class A Common Stock to Yorkville, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales. However, we have the right to control the timing and amount of any sales of our shares to Yorkville, and the Yorkville Purchase Agreement may be terminated by us at any time at our discretion without penalty.

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

The Members, including John H. Ruiz and Frank C. Quesada (together, the "MSP Principals"), may have their interest in us diluted due to future equity issuances, repurchases under the LLC Agreement from the MSP Principals in connection with the exercise of New Warrants or Members or their designees selling shares of Class A Common Stock, in each case, which could result in a loss of the “controlled company” exemption under the Nasdaq listing rules. We would then be required to comply with those provisions of the Nasdaq listing requirements.

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

Failure to meet the continued listing requirements of Nasdaq could result in the delisting of our common stock, thus negatively impacting the price value of our common stock and negatively impacting our ability to raise additional capital.

On April 18, 2023, we received a notification letter from the Listing Qualifications Department of the Nasdaq Stock Market LLC (“Nasdaq”) stating the Company was not in compliance with the requirements of Nasdaq Listing Rule 5250(c)(1) (the “Reporting Rule”) as a result of not having timely filed this Annual Report on Form 10-K (the “2022 Form 10-K”) with the SEC. In addition, on May 18, 2023, we received a written notice from Nasdaq stating that the Company was not in compliance with Nasdaq’s continued listing requirements under the Reporting Rule as a result our failure to file our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 in a timely manner (the “First Quarter Form 10-Q”). Under the Nasdaq rules, the Company had 60 calendar days, or until June 20, 2023, to file the 2022 Form 10-K and First Quarter Form 10-Q or to submit to Nasdaq a plan to regain compliance with the Nasdaq Listing Rules.

On April 24, 2023, we received notice from Nasdaq that the closing bid price for our common stock had been below $1.00 per share for the previous 30 consecutive business days, and that we are therefore not in compliance with the minimum bid price requirement for continued inclusion on Nasdaq under Nasdaq Listing Rule 5450(a)(1) (the “Minimum Bid Requirement”). The notice indicates that we will have 180 calendar days, or until October 23, 2023, to regain compliance with this requirement. We can regain compliance with the $1.00 minimum bid listing requirement if the closing bid price of our common stock is at least $1.00 per share for a minimum of 10 consecutive business days during the 180-day compliance period. If we do not regain compliance during such 180-day compliance period, the Company may be eligible for an additional 180 calendar days, provided that the Company meets the continued listing requirement for market value of publicly held shares and all other applicable initial listing standards for Nasdaq, and provides a written notice of its intention to cure this deficiency during the second compliance period, including by effecting a reverse stock split, if necessary.

On June 20, 2023, the Company submitted a plan of compliance to achieve and sustain compliance with all Nasdaq Capital Market listing requirements, including the Reporting Rule and Minimum Bid Requirement. On July 7, Nasdaq notified the Company that it was granting an extension to file the 2022 Form 10-K and the First Quarter Form 10-K on or before August 7, 2023. The Company intends file its First Quarter Form 10-Q on or before such date, and to actively monitor its bid price.

If we fail to achieve our plan of compliance or in the future we fail to comply with Nasdaq’s continued listing requirements, including the Reporting Rule and Minimum Bid Requirement, our common stock will be subject to delisting. In the event we receive notice that our common stock is being delisted, Nasdaq rules permit us to appeal any delisting determination by the Nasdaq staff to a Hearings Panel. If our common stock were to be delisted by Nasdaq, our common stock would be subject to rules that impose additional sales practice requirements on broker-dealers who sell our securities. The additional burdens imposed upon broker-dealers by these requirements could discourage broker-dealers from effecting transactions in our common stock. This would adversely affect the ability of investors to trade our common stock and would adversely affect the value of our common stock. These factors could contribute to lower prices and larger spreads in the bid and ask prices for our common stock. The delisting of our common stock from Nasdaq would also adversely affect our ability to complete future financings.

If our shares are delisted from Nasdaq and become subject to the penny stock rules, it would become more difficult to trade our shares.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or authorized for quotation on certain automated quotation systems, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. If we do retain a listing on Nasdaq and if the price of our common stock is less than $5.00, our Common Stock will be deemed a penny stock. The penny stock rules require a broker-dealer, before a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document containing specified information. In addition, the penny stock rules require that before effecting any transaction in a penny stock not otherwise exempt from those rules, a broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive: (i) the purchaser’s written acknowledgment of the receipt of a risk disclosure statement; (ii) a written agreement to transactions involving penny stocks; and (iii) a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our common stock, and therefore stockholders may have difficulty selling their shares.

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
•
the requirement that, at any time from and after the date on which the voting power of John H. Ruiz and his affiliates represent less than 50% of the voting power of all of the then outstanding shares entitled to vote (“Voting Rights Threshold Date”), directors elected by the stockholders generally entitled to vote may be removed from the Board solely for cause and only by affirmative vote of the holders of at least 66 2/3% of the voting power of the then outstanding shares entitled to vote, voting together as a single class;

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
•
an exclusive forum provision which provides that, unless the Company consents in writing to the selection of an alternative forum, (i) any derivative action brought on behalf of the Company, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer, or employee of the Company to the Company or the Company’s stockholders, (iii) any action asserting a claim; and
•
arising pursuant to any provision of the DGCL, the Charter or the Amended and Restated Bylaws, or (iv) any action asserting a claim governed by the internal affairs doctrine of the State of Delaware, in each case, will be required to be filed in the Court of Chancery of the State of Delaware (or, if the Court of Chancery of the State of Delaware lacks jurisdiction over any such action or proceeding, then a state court located within the State of Delaware or the federal district court for the District of Delaware).

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

Risks Related to Ownership of Our Common Stock

In this section, unless otherwise noted or the context otherwise requires, “we,” “us,” and “our” refer to the Company.

The market price of our common stock may be significantly volatile.

The market price for our common stock may be significantly volatile and subject to wide fluctuations in response to factors including the following:

•
actual or anticipated fluctuations in our quarterly or annual operating results;
•
changes in financial or operational estimates or projections;
•
conditions in markets generally;
•
changes in legislation that may affect our business;
•
changes in the economic performance or market valuations of companies similar to ours; and
•
general economic or political conditions in the United States or elsewhere.

In addition, if we fail to reach an important recovery milestone or result by a publicly expected deadline, even if by only a small margin, there could be significant impact on the market price of our common stock. Additionally, as we approach the announcement of anticipated significant information and as we announce such information, we expect the price of our common stock to be particularly volatile, and negative results would have a substantial negative impact on the price of our common stock.

In some cases, following periods of volatility in the market price of a company’s securities, stockholders have often instituted class action securities litigation against those companies. Such litigation, if instituted, could result in substantial costs and diversion of management attention and resources, which could significantly harm our business operations and reputation.

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

If the Business Combination’s benefits do not meet the expectations of investors, stockholders, or financial analysts, the market price of our securities may decline.

If the benefits of the Business Combination do not meet the expectations of investors or securities analysts, the market price of the Company’s securities may decline.

The trading price of our common stock is highly volatile and is subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this annual report, these factors include:

•
the valuation ascribed to MSP and the Company’s Class A Common Stock in the Business Combination may not be indicative of the price of the Company that will prevail in the current trading market,
•
research and reports that industry or securities analysts may publish about us, our business, our market, or our competitors,
•
our dual class structure could make us ineligible for inclusion in certain indices, and as a result, mutual funds, exchange-traded funds and other investment vehicles that attempt to passively track those indices will not be investing in our stock,
•
our status as an “emerging growth company” allows us exemptions from certain reporting requirements including: (i) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”); (ii) the exemptions from say-on-pay, say-on-frequency and say-on-golden parachute voting requirements; (iii) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; and (iv) delayed adoption of certain accounting standards. The attractiveness of our Class A Common Stock as a result of these exemptions cannot be predicted.

In such circumstances, the trading price of our securities may not recover and may experience a further decline.

If securities analysts publish negative evaluations of our stock or stop publishing research or reports about our business, the price of our stock could decline.

The trading market for our common stock relies in part on the research and reports that industry or financial analysts publish about us or our business. We currently have limited research coverage by financial analysts. Securities analysts may discontinue coverage or downgrade their evaluation of our stock. If any of the analysts who continue to cover or cover us in the future downgrade their evaluation of our common stock or publishes inaccurate or unfavorable research about our business, our common stock price may decline. If additional analysts cease to cover our stock, we could lose visibility in the market for our stock, which in turn could cause our stock price to decline.

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

Our stockholders may experience significant dilution as a result of future equity offerings or issuances and exercise of outstanding options and warrants.

In order to raise additional capital or pursue strategic transactions, we may in the future offer, issue or sell additional shares of our common stock or other securities convertible into or exchangeable for our common stock, including the issuance of common stock in relation to our Incentive Plan. Our stockholders may experience significant dilution as a result of future equity offerings, issuances, or the exercising of warrants. Investors purchasing shares or other securities in the future could have rights superior to existing stockholders. As of December 31, 2022, we have the following number of securities convertible into, or allowing the purchase of, our common stock, including 3,319,304 Public Warrants outstanding, outstanding Up-C units exchangeable for 3,147,979,494 shares of our Common Stock, and 98,736,750 shares of Class A Common Stock reserved for future issuance under our stock incentive plan.

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

Failure to establish and maintain effective internal controls could have a material adverse effect on the accuracy and timing of our financial reporting in future periods.

As a publicly traded company, we are subject to the Exchange Act and the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act” or “SOX”). The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal control over financial reporting. The standards required for a public company under Section 404 of SOX are significantly more stringent than those required of MSP as a privately held company. Further, as an emerging growth company, our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404 of SOX until the date we are no longer an emerging growth company. Our independent registered public accounting firm may issue a report that is adverse in the event that it is not satisfied with the level at which the controls of the Company are documented, designed or operating.

As noted within “Part II, Item 9A Controls and Procedures” of this Annual Report on Form 10-K, we reported material weaknesses in internal control related to the following items:

•
We did not have sufficient controls related to the accounting for complex transactions.
•
We did not have sufficient controls over the human resources and payroll processes. Specifically:
o
Insufficient design of controls as the outsourced system used for payroll did not have appropriate audit and we did not have appropriate compensating controls or documented segregation of duties over the system used for payroll;
o
Insufficient implementation of controls resulting in a lack of an effective control environment over payroll entries;

o
Insufficient design and implementation of controls within our human resources business process; and,
o
Insufficient implementation of controls resulting in a lack of proper documentation over approval of bonus payments.
•
Insufficient design of controls as we did not have appropriate segregation of duties and review controls over disbursements.

On April 16, 2023, a special committee of the Board of Directors was formed to review matters related to the preparation and filing of this Annual Report on Form 10-K. On June 13, 2023, the special committee finalized its review. The findings and recommendations of the special committee are set forth in “Part II, Item 9A Controls and Procedures” of this Annual Report on Form 10-K. The special committee identified deficiencies in our internal controls which we consider material weaknesses. The material weaknesses relate to failures to develop or maintain an effective system of internal disclosure controls for the timely disclosure of material communications from external sources to the Company’s management and Board of Directors for review and evaluation.

A special committee of the board of directors made unanimous recommendations to enhance and improve the public company reporting capabilities of the Company, including but not limited to:

•
The implementation of certain management training,
•
The hiring of a director of internal audit, and
•
Enhancements to the Company’s internal communication process, as well as increased reporting to the Audit Committee of Board of Directors.

We consider these recommendations to be indicative of material weaknesses related to a failure to develop or maintain an effective system of internal disclosure controls for the timely disclosure of material communications from external sources to the Company’s management and Board of Directors for review and evaluation. Specifically, the material weaknesses we identified were as follows:

•
We did not have sufficient controls related to training personnel to understand their respective roles and responsibilities.
•
We did not have sufficient monitoring activities, including a director of internal audit.
•
We did not have sufficient lines of communication internally and to the Board of Directors, and therefore did not maintain a sufficient control environment with respect to oversight of the Board of Directors.

Any failure to maintain effective internal controls, including the recommendations of the special committee, could adversely impact our ability to report our financial results on a timely and accurate basis, or may result in a restatement of our financial statements for prior periods. Any such failures could have a material adverse effect on our financial results and investor confidence and the market for our common stock. For a discussion of our internal controls over financial reporting and a description of management's plan for remediation of the material weaknesses, see “Part II, Item 9A Controls and Procedures” of this Annual Report on Form 10-K. Completion of the remediation plan does not provide assurance that our remediation or other controls will continue to operate properly.

Our internal control over financial reporting may not be effective and our independent registered public accounting firm may not be able to certify as to their effectiveness, which could have a significant and adverse effect on our business and reputation.

As a public company, we are required to comply with the SEC’s rules implementing Sections 302 and 404 of SOX, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of internal control over financial reporting. To comply with the requirements of being a public company, the Company may be required to provide the management report on internal controls commencing with the annual report for fiscal year ended December 31, 2023, and we may need to undertake various actions, such as implementing additional internal controls and procedures and hiring additional accounting or internal audit staff. The standards required for a public company under Section 404 of SOX are significantly more stringent than those required as a privately held company. Further, as an emerging growth company, our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404 of SOX until the date we are no longer an emerging growth company. Our independent registered public accounting firm may issue a report that is adverse in the event that it is not satisfied with the level at which the controls of the Company are documented, designed or operating.

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

The restatement of our prior quarterly financial statements may affect investor confidence and raise reputational issues and may subject us to additional risks and uncertainties, including increased professional costs and the increased possibility of legal proceedings and regulatory inquiries.

As discussed in the Explanatory Note preceding Part I, Item I above and in Note 18 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, we determined to restate our unaudited condensed consolidated financial statements as of and for the periods ended June 30, 2022 and September 30, 2022 after we identified errors in the accounting for the indemnification asset, various intangible assets, and rights to cash flows and consolidation of an entity in connection with the our business combination. As a result of this error and the resulting restatement of our unaudited condensed consolidated financial statements for the impacted periods, we have incurred, and may continue to incur, unanticipated costs for accounting and legal fees in connection with or related to the restatement and have become subject to a number of additional risks and uncertainties, including the increased possibility of litigation and regulatory inquiries. Any of the foregoing may affect investor confidence in the accuracy of our financial disclosures and may raise reputational risks for our business, both of which could harm our business and financial results.

Matters relating to or arising from the special committee of the Board of Directors’ investigation, including governmental investigations, regulatory proceedings, litigation matters, and potential additional expenses, may adversely affect our business and results of operations.

On April 16, 2023, a special committee of the Board of Directors was formed to review matters related to the preparation and filing of this Annual Report on Form 10-K. On June 13, 2023, the special committee finalized its review. The findings and recommendations of the special committee are set forth in “Part II, Item 9A Controls and Procedures” of this Annual Report on Form 10-K.

We have incurred significant expenses related to legal, accounting, and other professional services in connection with the special committee review and related matters. The expenses incurred, and expected to be incurred, have adversely affected, and could continue to adversely affect, our business, financial condition, and results of operations or cash flows.

In addition, the resulting impact of our delayed filing of periodic reports on the confidence of investors, employees, and customers, and the diversion of the attention of the management team that has occurred, and is expected to continue, has adversely affected, and could continue to adversely affect, our business, financial condition and results of operations or cash flows.

As a result of the matters reported above, we are exposed to greater risks associated with litigation, regulatory proceedings and government enforcement actions. Any future investigations or additional lawsuits may adversely affect our business, financial condition, results of operations and cash flows.

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

Risks Related to the Yorkville Purchase Agreement

In this section “we,” “us,” “our,” and other similar terms refer to MSP Recovery, Inc. d/b/a LifeWallet and its subsidiaries prior to the Business Combination and to the Company following the Business Combination.

On January 6, 2023, we entered into the Yorkville Purchase Agreement with YA II PN, Ltd., a Cayman Island exempted company (“Yorkville”), pursuant to which Yorkville committed to purchase up to $1 billion in shares of Common Stock, subject to certain limitations and conditions set forth in the Yorkville Purchase Agreement. Our shares of Common Stock that may be issued under the Yorkville Purchase Agreement may be sold by us to Yorkville at our discretion from time to time over the 36-month period commencing on the date the registration statement became effective. No registration statement for the Yorkville Purchase Agreement is currently effective and no sales may be made under the Purchase Agreement until it becomes effective.

We generally have the right to control the timing and amount of any sales of our shares of Common Stock to Yorkville under the Yorkville Purchase Agreement. Sales of our shares of Common Stock, if any, to Yorkville under the Yorkville Purchase Agreement will depend upon market conditions and other factors to be determined by us. We may ultimately decide to sell to Yorkville all, some or none of the shares of Common Stock that may be available for us to sell to Yorkville pursuant to the Yorkville Purchase Agreement.

Because the purchase price per share to be paid by Yorkville for the shares of Common Stock that we may elect to sell to Yorkville under the Yorkville Purchase Agreement, if any, will fluctuate based on the market prices of our shares of Common Stock at the time we elect to sell shares to Yorkville pursuant to the Yorkville Purchase Agreement, if any, it is not possible for us to predict, as of the date of this Form 10-K and prior to any such sales, the number of shares of Common Stock that we will sell to Yorkville under the Yorkville Purchase Agreement, the purchase price per share that Yorkville will pay for shares purchased from us under the Yorkville Purchase Agreement, or the aggregate gross proceeds that we will receive from those purchases by Yorkville under the Yorkville Purchase Agreement.

Although the Yorkville Purchase Agreement provides that, during the term of the agreement and subject to issuance and effective registration of the shares, we may, in our discretion, from time to time direct Yorkville to purchase our shares of Common Stock from us in one or more purchases under the agreement, for a maximum aggregate purchase price of up to $1,000,000,000, the Yorkville Purchase Agreement is subject to a cap of 650,000,000 shares of Common Stock. Assuming all of the 120,000,000 shares remaining to be sold to Yorkville were sold, per the terms of the Yorkville Purchase Agreement, at a 2.0% discount to the last closing sale price of our shares of Common Stock as reported on NASDAQ on December 30, 2022, or $1.60 per share (inclusive of such discount), we would not receive aggregate gross proceeds from the sale of such shares to Yorkville equal to Yorkville’s $1,000,000,000 total aggregate purchase commitment under the Yorkville Purchase Agreement. However, because the market prices of our shares of Common Stock may fluctuate from time to time and, as a result, the actual purchase prices to be paid by Yorkville for our shares of Common Stock that we direct it to purchase under the Yorkville Purchase Agreement, if any, also may fluctuate because they will be based on such fluctuating market prices of our shares of Common Stock, it is possible that we would need to issue and sell more than 650,000,000 shares of Common Stock to Yorkville under the Yorkville Purchase Agreement in order to receive aggregate gross proceeds equal to Yorkville’s $1,000,000,000 total aggregate purchase commitment under the Yorkville Purchase Agreement.

The number of our shares of Common Stock ultimately offered for sale by Yorkville is dependent upon the number of shares of Common Stock, if any, we ultimately elect to sell to Yorkville under the Yorkville Purchase Agreement.

Investors who buy shares at different times will likely pay different prices.

Pursuant to the Yorkville Purchase Agreement, we will have discretion, subject to market demand, to vary the timing, prices, and numbers of shares sold to Yorkville. If and when we do elect to sell our shares of Common Stock to Yorkville pursuant to the Yorkville Purchase Agreement, after Yorkville has acquired such shares, Yorkville may resell all, some or none of such shares at any time or from time to time in its discretion and at different prices. As a result, investors who purchase shares from Yorkville at different times will likely pay different prices for those shares, and so may experience different levels of dilution and in some cases substantial dilution and different outcomes in their investment results. Investors may experience a decline in the value of the shares they purchase from Yorkville as a result of future sales made by us to Yorkville at prices lower than the prices such investors paid for their shares. In addition, if we sell a substantial number of shares to Yorkville under the Yorkville Purchase Agreement, or if investors expect that we will do so, the actual sales of shares or the mere existence of our arrangement with Yorkville may make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to affect such sales.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

We lease our corporate headquarters and maintain our executive offices in an office building in Miami, Florida, which is located at 2701 S. Le Jeune Road, 10th Floor, Coral Gables, FL 33134. We also lease office space in Puerto Rico. We believe that our existing facilities are adequate for our current and planned levels of operation.

Item 3. Legal Proceedings.

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

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for our Common Stock and Warrants

Our common stock and warrants are traded on The Nasdaq Stock Market under the symbols “LIFW”, “LIFWW” and “LIFWZ,” respectively.

Record Holders

As of June 30, 2023, there were approximately 42 stockholders of record of our common stock, 8 stockholders of record of our redeemable warrants, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50 per share and 1 stockholder of record of our redeemable warrants, each whole warrant exercisable for one share of Class A common stock at an exercise price of $0.0001 per share. The actual number of stockholders may be greater than this number of record stockholders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees. This number of stockholders of record also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We currently anticipate that we will retain all of our future earnings for use in the operation of our business and to fund future growth and do not anticipate paying any cash dividends in the foreseeable future. Any future determination to declare cash dividends will be made at the discretion of our Board of Directors, subject to applicable law, and will depend on our financial condition, results of operations, capital requirements, general business conditions and other factors that our Board of Directors may deem relevant.

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MSP RECOVERY INC.’S d/b/a LIFEWALLET'S MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information that LifeWallet’s management believes is relevant to an assessment and understanding of LifeWallet’s consolidated results of operations and financial condition. The discussion should be read together with “Selected Historical Combined and Consolidated Financial and Operating Data of MSP” and the historical audited annual combined and consolidated financial statements as of and for the years ended December 31, 2021 and 2020 included in the S-1 Registration Statement filed on January 20, 2023 with the SEC, and our consolidated financial statements and the related notes and other information included elsewhere in this Annual Report on Form 10-K (the “Form 10-K”). Unless the context otherwise requires, all references in this subsection to “We,” “the Company” or “MSP” refers to the business of the MSP Companies prior to the consummation of the Business Combination, which will be the business of the Company and its subsidiaries following the consummation of the Business Combination. This discussion may contain forward-looking statements based upon LifeWallet’s current expectations, estimates and projections that involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements due to, among other considerations, the matters discussed under “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements.”

Our Business

We are a leading healthcare recoveries and data analytics company. Our business model includes two principal lines of business, Claims Recovery and LifeWallet. We focus on the Medicare, Medicaid and commercial insurance spaces. We are disrupting the antiquated healthcare reimbursement system, using data and analytics to identify and recover improper payments made by Medicare, Medicaid, and Commercial Health Insurers.

Medicare and Medicaid are payers of last resort. Too often, they end up being the first and only payers, because the responsible payer is not identified or billed. Because Medicare and Medicaid pay a far lower rate than what other insurers are often billed, this costs the healthcare system (and the supporting taxpayers) tens of billions of dollars a year in improper billing and lost recoveries. By discovering, quantifying and settling the billed-to-paid gap on a large-scale basis, MSP is positioned to generate meaningful annual recovery revenue at high profit margins.

Our access to large volumes of data, sophisticated data analytics and a leading technology platform provide a unique opportunity to discover and recover Claims. We have developed Algorithms to identify waste, fraud and abuse in the Medicare, Medicaid, and Commercial Health Insurance segments. Our deep team of data scientists and medical professionals analyze historical medical Claims data to identify recoverable opportunities. Once these potential recoveries are reviewed by our team, they are aggregated and pursued. Through federal statutory law and a series of legal cases and precedents, we believe we have an established basis for future recoveries.

We differ from our competitors because we receive our recovery rights through irrevocable assignments of Claims. When we are assigned these rights, we take on a risk that our competitors do not. Rather than provide services under a third-party vendor services contract, we receive the rights to certain recovery proceeds from our Assignors’ Claims (and, in many cases, actually take assignment of the Claims themselves, which allow us to step into the Assignors' shoes). In the instances where we take Claims by assignment, we have total control over the direction of the litigation. We, or our affiliated entities, are the plaintiff in any action filed and have total control over the direction of the lawsuit. By receiving Claims through assignment, we can pursue additional recoveries under numerous legal theories that our competitors cannot. In the cases where we take Claims by assignment, we typically agree that 50% of the recoveries generated by those Claims is paid to the applicable Assignor. In the cases where we do not take Claims by assignment, we typically would still be entitled to receive 50% of the recoveries generated by those Claims, subject to certain expenses. Although we typically own assigned Claims, for a significant portion of assigned Claims our ability to pursue recoveries depends on our ongoing access to data through data access rights granted to us. In these cases, termination of such health care data access would substantially impair our ability to generate recoveries on those Claims.

Our current Claims portfolio has scaled significantly. We are entitled to a portion of any recovery rights associated with approximately $1,574 billion in Billed Amount (and approximately $375 billion in Paid Amount), which contains approximately $89.6 billion in Paid Value of Potentially Recoverable Claims, as of December 31, 2022. We are typically entitled to 50% of recovery rights pursuant to our CCRAs but in certain cases we have also purchased from our Assignors, from time to time, rights to 100% of the recovery. We believe it would take any competitor a long time to amass the portfolio of Claims rights currently owned by us due to, among things, the volume of our Claims data retained and strength of our data analytics, which we believe are key to attracting counterparties willing to assign Claims to us.

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

Once Claims have been assigned, our data analysts run proprietary Algorithms to identify potential recoveries. Results are then quality checked by our internal Medical Team. We contract with the Law Firm and various other law firms across the country to pursue our recoveries through the legal system. Where appropriate, Law Firm reaches out to the liable parties to demand payment of amounts that are owed. Prior to litigation, there may be an incentive for the primary insurer to settle. If legal action is required for recovery from primary insurers, claimholders are entitled to pursue “double damages” under the Medicare Secondary Payer Act.

We engage with each Assignor independently. Typically, our Assignors irrevocably assign to us broad recovery rights to the Claims assigned. Generally, the assignment agreements provide for the Assignor to receive 50% of the Net Proceeds of any recoveries from the Claims assigned. The “Net Proceeds” of any assigned Claim is defined as the gross amount recovered on an assigned Claim, minus any costs directly traceable to such assigned Claim(s) for which recovery was made. In some instances, we may purchase outright an Assignor’s recovery rights; in this instance, we are entitled to the entire recovery. In some cases, we have entered into arrangements to transfer CCRAs or rights to proceeds from CCRAs to other parties. Such sales include variable consideration in the form of payments that will be made only upon achievement of certain recoveries or based on a percentage of actual recoveries.

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

We have yet to generate revenue from this model, nor have we executed any agreements with customers to date. We are currently in the process of determining the pricing and form of these arrangements. As part of our “Chase to Pay” model, we launched LifeWallet in January 2022, a platform powered by our sophisticated data analytics, designed to locate and organize users’ medical records, facilitating efficient access to enable informed decision-making and improved patient care.

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

We were a party to that certain Recovery Services Agreement (the “MSP RH Series 01 Recovery Services Agreement”), dated as of October 23, 2020, by and between MSP Recovery Holdings Series 01, LLC (“MSP RH Series 01”) and MSP Recovery, LLC, pursuant to which MSP Recovery will provide services including identifying, processing, prosecuting, and recovering money for certain Claims of MSP RH Series 01. In return for these services, MSP RH Series 01 paid a one-time fee of approximately $7.2 million and has agreed to pay annual service fees of approximately $3.0 million commencing January 1, 2021, subject to adjustment based on the aggregate value of Claims of MSP RH Series 01 that is subject to the MSP RH Series 01 Recovery Services Agreement. Subsequent to December 31, 2022, this service fee agreement was terminated in connection with the loan facility executed with Hazel Partners Holdings LLC. See Note 19 to the financial statements, Subsequent Events for details.

The fees received pursuant to this agreement are related to expenses incurred and are not tied to the Billed Amount or potential recovery amounts. Although we believe our future business to be highly tied to the Recovery Model and Chase to Pay, we will continue to enter into these contracts as the market dictates.

Recent Updates

Hazel Transactions

On March 29, 2023, the Company entered into a membership interest purchase agreement with Hazel, whereby in exchange for a purchase price of $390 million, the Company acquired from Hazel membership interests in entities that own certain Claims recovery and reimbursement rights (the "Claims Purchase"). The purchase price for the Claims Purchase was funded by (i) the proceeds from the Claims Sale (as defined below), and (ii) a purchase money loan between Hazel, as lender, and the Company, as borrower, in the amount of $250 million (the "Purchase Money Loan").

In a separate transaction on March 29, 2023, the Company entered into a membership interest purchase agreement with Hazel, whereby in exchange for a purchase price of $150 million, Hazel acquired from the Company the membership interests in entities that own certain other Claims recovery and reimbursement rights, provided that the Company and Hazel will share in the recovery proceeds therefrom in accordance with an agreed waterfall (the "Claims Sale," and together with the Claims Purchase, the "Claims Transactions").

In addition, on March 29, 2023, the Company entered into an Amended and Restated Credit Agreement with affiliates of Hazel, as the lender and administrative agent with respect to an aggregate $80 million term loan credit facility consisting of a Term Loan A commitment to fund up to $30 million (in multiple installments) in proceeds and a Term Loan B commitment to fund up to $18 million (in multiple installments) in proceeds, in each case, after taking into account an original issue discount (collectively, the "Working Capital Credit Facility"). As previously reported, an initial $10 million in proceeds was drawn under the Term Loan A on March 6, 2023. At closing, on March 29, 2023, an additional $5 million was disbursed to the Company under the Term Loan A. On May 11, 2023 and June 13, 2023, Hazel notified us that it would not disburse additional funds under the Working Capital Credit Facility until the Company satisfies certain funding conditions, including the filing of this Annual Report on Form 10-K. The parties subsequently agreed that $5.5 million will be funded under Term Loan A in accordance with the terms of the Working Capital Credit Facility subsequent to the filing of this 2022 Form 10-K and receipt of funding notices, deeming funding conditions satisfied or waived. Following such funding, the Term Loan A commitment would be terminated, with total funding of $20.5 million. In addition, the parties agreed to increase the Term Loan B commitment from $18 million to $27.5 million, which will be funded in multiple installments and in accordance with the terms of the Working Capital Credit Facility.

Loans under the Working Capital Credit Facility accrue interest at a Term Secured Overnight Financing Rate for 12-month interest period, plus an applicable margin of 10% per annum. Accrued interest on the Working Capital Credit Facility is payable in kind and will be capitalized. The Working Capital Credit Facility has a stated maturity date of March 31, 2026, and Hazel may extend for up to one year in its sole discretion. The Purchase Money Loan accrues interest at a rate of 20% per annum, payable in kind or in cash at the Company's discretion. The Purchase Money Loan has a maturity date of March 31, 2026, extendable up to one year in Hazel's sole discretion.

The Company is permitted to prepay the loans under the Working Capital Credit Facility from time to time without prepayment premium. Prepayment of the Purchase Money Loan will be permitted after the prepayment or repayment of loans under the Working Capital Loans, and such prepayment of the Purchase Money Loan may be subject to prepayment penalty, as applicable.

The Purchase Money Loan and the Working Capital Credit Facility contains certain representations, warranties and covenants of the Company and its subsidiaries, including restrictions on debt incurrence, liens, investments, affiliate transactions, distributions and dividends, fundamental changes, certain debt prepayments and Claim settlement.

Amounts borrowed and obligations under the Purchase Money Loan and the Working Capital Credit Facility are secured by a pledge of proceeds from certain Claims in the Company's Claims portfolio, with the lien securing the Purchase Money Loan being subordinated and junior to the lien securing the Working Capital Credit Facility. Pursuant to the Purchase Money Loan and the Working Capital Credit Facility, the Company entered into a collateral administrative agreement between the Company and Hazel, which sets forth certain arrangements between the Company and Hazel in relation to the management of the litigation of certain Claims owned by the Company, the proceeds of which were pledged to Hazel to secure the Purchase Money Loan and the Working Capital Credit Facility.

Virage Amendment

On April 12, 2023, we entered into an amendment (the "Virage MTA Amendment") to the Virage MTA and the Guaranty Agreement made as of March 9, 2022 (as amended, the "Virage Guaranty") pursuant to which the payment date was extended from May 23, 2023 until September 30, 2024, subject to acceleration upon certain triggering events. Under the Virage MTA Amendment, Virage will receive a first priority lien on all sources of revenue of the Company not otherwise encumbered as of the date of the Virage MTA Amendment, to the extent in excess of the amount of revenues necessary to establish and maintain an operating reserve of $70 million for overhead expenses and applicable taxes. In addition, pursuant to the Master Transaction Agreement, dated March 9, 2022 (as amended, the "Virage MTA"), we have payment obligations to Virage in the amount of $825.0 million as of March 31, 2023.

On January 1, 2024, if the Virage Guaranty is not paid, the Company will be required to make a one-time, lump sum payment to Virage for the period starting May 24, 2023 and ending December 31, 2023, in one or a combination of: (a) cash, in an amount equal to 1.0% of each calendar month-end balance (which month-end balance shall be increased daily up to 20% per annum based on a formula set forth in the Virage MTA Amendment) of the amount owing to Virage as of each preceding calendar month end and/or (b) warrants to purchase Class A common stock at $0.0001 per share, in an amount equal to the quotient of 1.0% of each calendar month-end balance (which shall be increased daily up to 20% per annum based on a formula set forth in the Virage MTA Amendment) of the amount owing to Virage as of each preceding calendar month end and the volume weighted average price of a share of our Class A common stock for the five day period prior to the issuance. If paid in warrants, such warrants will expire on January 1, 2026.

Further, for each calendar month beginning with January 31, 2024 until the obligations to Virage are paid in full, the Company has agreed to pay to Virage an amount monthly, in one or a combination of: (a) cash, in an amount equal to 1.0% of each calendar month-end balance (which month-end balance shall be increased daily up to 20% per annum based on a formula set forth in the Virage MTA Amendment) of the amount owing to Virage as of each preceding calendar month end and/or (b) warrants to purchase Class A common stock at $0.0001 per share, in an amount equal to the quotient of 1.0% of each calendar month-end balance (which month-end balance shall be increased daily up to 20% per annum based on a formula set forth in the Virage MTA Amendment) of the amount owing to Virage as of each preceding calendar month end and the volume weighted average price of a share of our Class A common stock. If paid in warrants, such warrants will expire two years from the date of issuance.

The warrants will contain customary provisions for a transaction of this type, including that each warrant will be exercisable in whole or in part at any time prior to the expiration date, be freely transferable, subject only to applicable securities laws, and be subject to customary anti-dilution protection regarding the exercise price and number of shares of Class A Common Stock to be issued upon the exercise of each warrant.

Nomura Promissory Note

On April 12, 2023, the Company amended the promissory note to Nomura originally issued on May 27, 2022, which amendment increased the principal amount to approximately $26.2 million and extended the maturity date of the promissory note to September 30, 2024. The amended note carries an interest rate of 16% per annum and is payable in kind or in cash, at the Company's discretion, every 30 calendar days after April 12, 2023. Upon two days prior written notice to Nomura, the Company may prepay all or any portion of the then outstanding principal amount under the promissory note together with all accrued and unpaid interest thereon.

Key Factors Affecting Our Results

Our Claims Portfolio

We differ from some of our competitors because we receive our recovery rights through irrevocable assignments. When we are assigned these rights, we take on the risk that such Claims may not be recoverable. We are entitled to pursue a portion of any recovery rights associated with approximately $1,574 billion in Billed Amount (and approximately $375 billion in Paid Amount), which contained approximately $89.6 billion in Paid Value of Potentially Recoverable Claims, as of December 31, 2022. We are typically entitled to 100% of recovery rights pursuant to our CCRAs, but contractually obligated to pay 50% of gross recoveries to the Assignor. In certain cases, we have purchased from our Assignors the rights to 100% of the recovery. By discovering, quantifying, and settling the gap between Billed Amount and Paid Amount on a large scale, we believe we are positioned to generate substantial annual recovery revenue at high profit margins for our assigned Claims. In litigation, we have a competitive advantage by our experienced management and legal teams. While our model of being assigned the Claim rights allows us the flexibility to direct the litigation and potentially generate higher margins, we have, on an opportunistic basis, paid the Assignor an upfront purchase price for these rights.

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

In addition to obtaining new Claims, our ability to collect on identified Claims on our estimated multiples is key to our future profitability. Per the Medicare Secondary Payer Act, we are entitled to pursue reasonable and customary rates. Under existing statutory and case law, the private cause of action under the Medicare Secondary Payer Act permits an award of double damages when a primary plan fails to provide for primary payment or appropriate reimbursement. In addition to double damages, MSP may pursue statutory interest from primary payers on any amounts owed. Federal law also provides express authority to assess interest on Medicare Secondary Payer debts.

As a result, we may pursue double damages and statutory interest in our Medicare Secondary Payer Act-related recoveries. We can recover these amounts under either the Recovery Model or the Chase to Pay Model. Federal law also expressly provides MAOs with the right to charge providers for the Billed Amount when auto insurer liability exists. Per the terms of various legal services agreements that MSP has with the Law Firm, for legal services provided, the Law Firm would receive a percentage of the total Claim recovery which would include double damages and additional penalties. Our ability to pursue double damages may be impacted by the RAMP Act as disclosed in Note 13, Commitments and Contingencies.

Our Claims recovery revenue is typically recognized upon reaching a binding settlement or arbitration with the counterparty or when the legal proceedings, including any appellate process, are resolved. A decrease in the willingness of courts to grant these judgments, a change in the requirements for filing these cases or obtaining these judgments, or a decrease in our ability to collect on these judgments could have an adverse effect on our business, financial condition and operating results. Of the Claims identified as potentially recoverable, relating to our accident-related cases as of December 31, 2022, approximately 86% are already in the recovery process; either the recovery process has been initiated, data has been collected and matched, or resolution discussions are in process.

Key Performance Indicators

To evaluate our business, key trends, risks and opportunities, prepare projections, make strategic decisions and measure our performance, we track several key performance indicators (“KPIs”). As our company has yet to achieve significant revenues and the drivers of expected revenues require significant lead time before revenue can be generated, MSP’s management utilizes KPIs to assist in tracking progress and believes such KPIs are useful in evaluating the performance of our business, in addition to our financial results prepared in accordance with GAAP. The KPIs are Total Paid Amount, Paid Value of Potentially Recoverable Claims, Billed Value of Potentially Recoverable Claims, Recovery Multiple and Penetration Status of Portfolio.

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

Paid Value of Potentially Recoverable Claims: The Paid Value of Potentially Recoverable Claims (“PVPRC”) represents the cumulative Paid Amount of potentially recoverable Claims. We analyze our Claims portfolio and identify potentially recoverable Claims using our Algorithms to comb through historical paid Claims data and search for potential recoveries. The PVPRC is a measure of the actual Paid Amount that has been paid to providers in respect of those potentially recoverable Claims. Management believes this measure provides a useful baseline for potential recoveries, but it is not a measure of the total amount that may be recovered in respect of potentially recoverable Claims, which in turn may be influenced by any applicable potential statutory recoveries such as double damages or fines, as described below. We believe our ability to generate future Claims recovery income is largely dependent on our ability to accurately identify potentially recoverable Claims through our data analytics and ultimately recover on these Claims. Management believes this metric is a useful measure to investors and in managing or monitoring company performance because we view an increase in PVPRC as a positive indicator as it should provide the Company with the ability to increase Claims recovery income and otherwise shows growth.

Billed Value of Potentially Recoverable Claims: Billed Value of Potentially Recoverable Claims (“BVPRC”) represents the cumulative Billed Amount of potentially recoverable Claims. We analyze our Claims portfolio and identify potentially recoverable Claims using our Algorithms to comb through historical paid Claims data and search for potential recoveries. For a majority of our Claims, the Company believes it has the ability to recover in excess of the Paid Amount by collecting the Billed Amount plus interest plus double damages under applicable law. Under existing statutory and case law, the private cause of action under the Medicare Secondary Payer Act permits an award of double damages when a primary plan fails to provide for primary payment or appropriate reimbursement. Federal law expressly provides MAOs with the right to charge, or authorize the provider of such services to charge, in accordance with the charges allowed under a law, plan, or primary plan policy. We believe our ability to generate future Claim recovery income is largely dependent on our ability to accurately identify potentially recoverable Claims through our data analytics and ultimately recover on these Claims. Management believes this metric is a useful measure to investors and in managing or monitoring company performance because we view an increase in BVPRC as a positive indicator as it should provide the Company with the ability to increase Claims recovery income and otherwise shows growth.

Recovery Multiple: The Recovery Multiple is the amount of income of any generated Claims recovery income obtained by the Company in respect of any Claims as compared to the Paid Amount of those Claims (e.g., on a $600 recovery, if the paid amount for said Claim was $100, the Recovery Multiple is 6x). For these purposes, we record values under the Recovery Multiple only once we have recorded Claims recovery income either through the receipt of cash or recognition of accounts receivable on the Claims. Management believes this metric is useful to investors and is useful in managing or monitoring company performance because the Recovery Multiple provides a measure of the Company’s ability to recover on its Claims recovery rights. A Recovery Multiple above 1x would illustrate the Company’s ability to collect in excess of the Paid Amount. To date, because actual recoveries have been limited, this measure has had limited utility in historical periods. However, management believes this measure will become more meaningful during the next 12 months and beyond to the extent the Company begins to report actual increases in recoveries during those periods. As of December 31, 2022, the Company has obtained settlements with two counterparties where the Recovery Multiple was or would be in excess of the Paid Amount. However, these settlements do not provide a large enough sample to be statistically significant, and are therefore not shown in the table. As the Recovery Multiple is based on actual recoveries, this measure is not based on the Penetration Status of Portfolio, as described below.

Penetration Status of Portfolio: Penetration Status of Portfolio provides a measure of the Company’s recovery efforts by taking into account the current stages of recovery of Claims in the portfolio and tying it in with the estimated market share of the related primary payers. The total percentage represents the estimated aggregate market share for the respective primary payers in which the Company is in some stage of recovery. As the Company initiates additional recovery efforts against additional primary payers, the Company expects this number to increase. These stages of recovery include where (1) the recovery process has been initiated, (2) data has been collected and matched, or (3) potential resolution discussions are in process. The Company uses third-party sources to estimate the aggregate market share of those primary payers in the property and casualty auto insurance market with whom the Company is engaged in one of these stages of recovery. Management believes this metric is useful to investors and in managing or monitoring company performance because it provides insight as to the estimated share of the market that is covered by existing recovery efforts. We estimate that cases that are in the potential resolution discussions and/or data matching are closer to generating potential future Claims recovery income.

	As of and for the,
	Year Ended December 31, 2022	Nine Months Ended September 30, 2022	Six Months Ended June 30, 2022	Three Months Ended March 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
$ in billions
Paid Amount	$374.8	$373.3	$370.2	$366.9	$364.4	$58.4
Paid Value of Potentially Recoverable Claims	89.6	89.2	88.3	87.3	86.6	14.7
Billed Value of Potentially Recoverable Claims	377.8	376.1	371.3	367.8	363.2	52.3
Recovery Multiple	N/A(1)	N/A(1)	N/A(1)	N/A(1)	N/A(1)	N/A(1)
Penetration Status of Portfolio	85.8%	85.8%	76.3%	76.3%	75.6%	N/A
(1)
During the year ended December 31, 2022, the Company has received total recoveries of $4.9 million with a recovery multiple of 3.8x. However, the settlement amounts do not provide a large enough sample to be statistically significant, and are therefore not shown in the table.
(2)
On August 10, 2022, the United States Court of Appeals, Eleventh Circuit held that four-year statute of limitations period for civil actions arising under an Act of Congress enacted after December 1, 1990 applies to certain claims brought under the Medicare Secondary Payer private cause of action, and that the limitations period begins to run on the date that the cause of action accrued. This opinion may render certain Claims held by the Company unrecoverable and may substantially reduce PVPRC and BVPRC as calculated. As our cases were filed at different times and in various jurisdictions, and prior to data matching with a defendant we are not able to accurately calculate the entirety of damages specific to a given defendant, we cannot calculate with certainty the impact of this ruling at this time. Although this opinion is binding only on courts in the Eleventh Circuit, if the application of this statute of limitations as determined by the Eleventh Circuit was applied to all Claims assigned to us, we estimate that the effect would be a reduction of PVPRC by approximately $8.86 billion. As set forth in our Risk Factors, PVPRC is based on a variety of factors. As such, this estimate is subject to change based on the variety of legal claims being litigated and statute of limitations tolling theories that apply.

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

Our addressable market, and therefore revenue potential, is impacted by the expansion or contraction of healthcare coverage and spending, which directly affects the number of Claims available. The Centers for Medicare & Medicaid Services ("CMS") has projected that health spending will continue to grow at an average rate of 5.4% a year between 2019 and 2028. We also believe reimbursement models may become more complex as healthcare payers accommodate new markets and lines of business and as advancements in medical care increase the number of testing and treatment options available. As reimbursement models grow more complex and healthcare coverage increases, the complexity and number of Claims may also increase, which could impact the demand for our solutions. Such changes could have a further impact on our results of operations.

As of December 31, 2022, approximately 93% of our expected recoveries arise from Claims being brought under the Medicare Secondary Payer Act. While we believe the MSP Act has bipartisan support, changes to the laws on which we base our recoveries, particularly the MSP Act, can adversely affect our business. Our ability to generate future revenue is therefore significantly dependent on factors outside our control.

Key Components of Sales and Expenses

The following represent the components of our results of operations.

Claims Recovery Income

Our primary income-producing activities are associated with the pursuit and recovery of proceeds related to Claims recovery rights that the Company obtains through CCRAs, in which we become the owner of those rights. As such, this income is not generated from the transfer of control of goods or services to customers, but through the proceeds realized from perfection of Claims recoveries from rights we hold outright. We recognize Claims recovery income based on a gain contingency model that is, when the amounts are reasonably certain of collection. This typically occurs upon reaching a binding settlement or arbitration with the counterparty or when the legal proceedings, including any appellate process, are resolved.

In some cases, we would owe an additional payment to the original assignor in connection with the realized value of the recovery right. Claims recovery income is recognized on a gross basis, as we are entitled to the full value of recovery proceeds and make payment to the original assignor similar to a royalty arrangement. Such payments to prior owners are recognized as cost of Claims recovery in the same period the Claims recovery income is recognized.

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

Interest Expense

In some cases, we have entered into arrangements to transfer CCRAs or rights to proceeds from CCRAs to other parties. When such transfers are considered to be sales of future revenue that are debt-like in nature as defined in Accounting Standards Codification (“ASC”) 470, these arrangements are recognized as debt based on the proceeds received and are imputed an interest rate based on the expected timing and amount of payments to achieve contractual hurdles. Our interest expense consists of the imputed interest on these payments. We anticipate that as we recognize Claims recoveries related to CCRAs in these arrangements, the interest expense on these arrangements will decrease.

Interest income consists primarily of interest on short term investments.

Other Income (expense)

Other income consists of equity investment earnings and some affiliate related income. Other expenses consist of bank service charges, airing fees, tax penalties, settlement expense, political contributions and donations, and some affiliate related expenses.

Changes in Fair Value of Warrant and Derivative Liabilities

Changes in fair value of warrants and derivative liabilities consists of the mark to market of warrant liabilities and derivatives as part of the OTC Equity Prepaid Forward Transaction noted in Note 17, Derivative Liability in the notes to consolidated financial statements.

Net (income) loss attributable to non-controlling members

Net (income) loss attributable to non-controlling members consists of income or loss of attributable to Class V shareholders.

Income Tax Benefit

As a result of the Business Combination, the Company became the sole managing member of MSP Recovery, LLC, which is treated as a partnership for U.S. federal, state and local income tax purposes. As a partnership, MSP Recovery, LLC is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by MSP Recovery, LLC is passed through to and included in the taxable income or loss of its partners, including MSP Recovery, Inc. The Company is subject to U.S. federal income taxes, in addition to state and local income taxes, with respect to the Company’s allocable share of income of MSP Recovery, LLC. The Company’s deferred tax balances reflect the impact of temporary differences between the carrying amount of assets and liabilities and the Company’s tax basis. The balances are stated at the tax rates in effect when the temporary differences are expected to be recovered or settled. The Company reviewed the anticipated future realization of the tax benefit of the Company’s existing deferred tax assets and concluded that it is more likely than not that all of the deferred tax assets will not be realized in the future.

Results of Operations

Year ended December 31, 2022 versus year ended December 31, 2021

The following table sets forth a summary of our consolidated results of operations for the year ended December 31, 2022 and 2021.

	December 31, 2022
(in thousands except for percentages)	2022	2021	$ Change	% Change
Claims recovery income	$4,878	$126	$4,752	3,771%
Claims recovery service income	18,542	14,500	4,042	28%
Total Claims Recovery	$23,420	$14,626	$8,794	60%
Operating expenses
Cost of claims recoveries	$2,054	$26	$2,028	7,800%
Claims amortization expense	266,929	164	266,765	162,662%
General and administrative	23,959	12,633	11,326	90%
Professional fees	18,497	8,502	9,995	118%
Professional fees - legal	43,035	128	42,907	33,521%
Depreciation and amortization	424	343	81	24%
Total operating expenses	$354,898	$21,796	$333,102	1,528%
Operating Income/ (Loss)	$(331,478)	$(7,170)	$(324,308)	4,523%
Interest expense	$(121,011)	$(27,046)	$(93,965)	347%
Other income (expense), net	63,067	1,139	61,928	5,437%
Change in fair value of warrant and derivative liabilities	(12,483)	-	(12,483)	(100)%
Net loss before provision for income taxes	$(401,905)	$(33,077)	$(368,828)	1,115%
Provision for income tax benefit (expense)	$-	$-	$-	(100)%
Net loss	$(401,905)	$(33,077)	$(368,828)	1,115%
Less: Net (income) loss attributable to non-controlling members	$394,488	$(16)	$394,504	(2465650)%
Net loss attributable to controlling members	$(7,417)	$(33,093)	$25,676	(78)%

Claims recovery income. Claims recovery income increased by $4.8 million for the year ended December 31, 2022 driven by an increase in settlements during the period.

Claims recovery service income. Claims recoveries service income increased by $4.0 million, or 28%, to $18.5 million for the year ended December 31, 2022 from $14.5 million for the year ended December 31, 2021, primarily driven by a $5.0 million servicing contract completed during the year ended December 31, 2022.

Cost of Claims recoveries. Cost of Claims recoveries increased by $2.0 million, to $2.1 million for the year ended December 31, 2022 from $26 thousand for the year ended December 31, 2021, primarily driven by payments due to assignors and the Law Firm on Claims recoveries during the period.

Claims amortization expense. Claims amortization expense increased by $266.8 million, to $266.9 million for the year ended December 31, 2022 from $164 thousand for the year ended December 31, 2021, primarily driven by increased amortization due to the acquisition of CCRAs obtained as part of the business combination. In addition, the Company purchased additional CCRAs during the year ended December 31, 2022, included in Intangible assets, net, which further contributed to the increase in Claims amortization expense.

General and administrative. General and administrative increased by $11.3 million, or 90%, to $24.0 million for the year ended December 31, 2022 from $12.6 million for the year ended December 31, 2021, primarily driven by increase in wages of $5.0 million and advertising expenses of $3.8 million.

Professional fees. Professional fees increased by $10.0 million, or 118%, to $18.5 million for the year ended December 31, 2022 from $8.5 million for the year ended December 31, 2021, primarily driven by an increase in accounting and consulting fees due to the Business Combination.

Professional fees - legal. Professional fees - legal increased by $42.9 million for the year ended December 31, 2022, primarily driven by a one-time share-based payment expense of $20.1 million, payments to the Law Firm of $9.6 million to cover expenses through the prepaid and $13.2 million fees to outsourced law firms.

Interest expense. Interest expense increased by $94.0 million, or 347%, to $121.0 million for the year ended December 31, 2022 from $27.0 million for the year ended December 31, 2021, primarily driven by an increase due to the guarantee obligation as well as due to increases in the basis for which interest is incurred on our Claims Financing Obligations, additional interest on commitments incurred at the end of 2021 and accrued interest on the related party loan obtained in June 2022.

Other income, net. Other income increased by $61.9 million, to $63.1 million for the year ended December 31, 2022 from $1.1 million for the year ended December 31, 2021 driven by a gain associated with the settlement of the Brickell Key Investment debt extinguishment.

Change in fair value of warrant and derivative liabilities. For the year ended December 31, 2022, $12.5 million of loss was recorded related to mark to market adjustments for the fair value of warrants for $2.9 million and for the fair value of derivative liabilities related to the Committed Equity facility for $9.6 million.

Non-GAAP Financial Measures

In addition to the financial measures prepared in accordance with GAAP, this Form 10-K also contains non-GAAP financial measures. We consider "adjusted net loss" and "adjusted operating loss" as non-GAAP financial measures and important indicators of performance and useful metrics for management and investors to evaluate our business's ongoing operating performance on a consistent basis across reporting periods. Adjusted net loss represents Net loss adjusted for certain non-cash and non-recurring expenses and adjusted operating loss items represents Operating loss adjusted for certain non-cash and non-recurring expenses. These measures provide useful information to investors, and a reconciliation of these measures to the most directly comparable GAAP measures and other information relating to these non-GAAP measures is included in Note 2 to our consolidated financial statements appearing elsewhere in this Form 10-K. A reconciliation of these non-GAAP measures is included below:

(In thousands)	December 31, 2022
GAAP Operating Loss	$(331,478)
Share based compensation	20,055
Claims amortization expense	266,929
Adjusted operating loss	$(44,494)

GAAP Net Loss	$(401,905)
Share based compensation	20,055
Claims amortization expense	266,929
Gain on debt extinguishment	(63,367)
Paid-in-kind Interest	121,011
Change in fair value of warrant and derivative liabilities	12,483
Adjusted net loss	$(44,794)

Liquidity and Capital Resources

Sources of Liquidity

Since inception, we have financed our operations primarily from partnership contributions and investor financing. As of December 31, 2022, we had $3.7 million in cash and cash equivalents. As of December 31, 2022, we had loan payables of $198.5 million consisting of our Claims Financing Obligations and notes payable. We had $2.8 million in interest payable related to our Claims Financing Obligations. In addition, we had a loan from related parties with a balance of $125.8 million. This loan bears interest at an annual rate of 4%, payable in kind, and will mature on the four-year anniversary of the issuance and the terms were more favorable than we could have obtained from another party.

As an early-stage growth company, the Company has incurred substantial net losses since inception. As of December 31, 2022, the Company had unrestricted cash and cash equivalents totaling $3.7 million. The Company has incurred recurring losses and negative cash flows since inception and has an accumulated deficit of $29.2 million as of December 31, 2022. For the year ended December 31, 2022, the Company used approximately $80.6 million of cash in operations. The Company's liquidity will depend on the ability to generate substantial Claims recovery income and Claims recovery services income in the near future, the timing of which is uncertain, as well as its ability to secure funding from capital sources. The Company's principal liquidity needs have been capital expenditures, working capital, debt service and Claims financing obligations.

The Company anticipates sources of liquidity to include the Hazel Working Capital Facility as disclosed in Note 19, Subsequent Events. The Company anticipates having funding through this source and has taken several actions to address liquidity concerns, including:

1.
On April 12, 2023, the Company entered into the Virage MTA Amendment, which extended the due date for the payment obligations to Virage to September 30, 2024. See summary in Note 19, Subsequent Events.
2.
On April 12, 2023, the Company entered into an amended and restated promissory note with Nomura, which extended the due date to September 30, 2024. See summary in Note 19, Subsequent Events.
3.
On March 29, 2023, the Company entered into the Working Capital Credit Agreement consisting of commitments to fund up to $48 million in proceeds. See summary in Note 19, Subsequent Events.
4.
Given the uncertainty with regard to the timing and amount of claims recovery income, management implemented a reduction of operating costs in 2023 through the reduction or elimination of certain controllable expenses particularly within the budgeted costs to expand and develop new solutions through LifeWallet platform, advertising expenses and non-contingent legal fees. The Company anticipates that the reductions would contribute approximately $21.5M in savings to operating expenses over the next twelve months.

The Company has concluded that such actions alleviate the substantial doubt about the Company's ability to continue as a going concern beyond one year from the date these financial statements are issued.

Hazel Working Capital Credit Facility

On March 29, 2023, the Company entered into the Working Capital Credit Facility, which provides for up to $80 million (with a 40% original issue discount), consisting of a Term Loan A commitment to fund up to $30 million (in multiple installments) in proceeds and a Term Loan B Commitment to fund up to $18 million (in multiple installments) in proceeds. An initial $10 million in proceeds was drawn under the Term Loan A on March 6, 2023. On March 29, 2023, an additional $5 million was disbursed to the Company under the Term Loan A. Loans under the Working Capital Credit Facility accrue interest at a Term Secured Overnight Financing Rate for 12-month interest period, plus an applicable margin of 10% per annum. Accrued interest is payable in kind and will be capitalized quarterly. The Working Capital Credit Facility has a stated maturity date of March 31, 2026, and Hazel may extend for up to one year in its sole discretion.

On May 11, 2023 and June 13, 2013, Hazel notified us that it would not disburse additional funds under the Working Capital Credit Facility until the Company satisfies certain milestone funding conditions, including certain servicing obligations as well as filing this Annual Report on Form 10-K. The parties subsequently agreed that $5.5 million will be funded under Term Loan A in accordance with the terms of the Working Capital Credit Facility subsequent to the filing of this 2022 Form 10-K and receipt of funding notices, deeming funding conditions satisfied or waived. Following such funding, the Term Loan A commitment would be terminated, with total funding of $20.5 million. In addition, the parties agreed to increase the Term Loan B commitment from $18 million to $27.5 million, which will be funded in multiple installments and in accordance with the terms of the Working Capital Credit Facility.

MSP Principals Promissory Note

On June 16, 2022, the MSP Principals provided cash to the Company to finance operations in an aggregate amount of $112.8 million. The Company issued the MSP Principals Promissory Note to the MSP Principals in an aggregate principal amount of $112.8 million that has an annual interest rate of 4%, payable in kind, and matures on the day that is the four-year anniversary of the issuance. On the maturity date, the Company is required to pay the MSP Principals an amount in cash equal to the outstanding principal amount, plus accrued and unpaid interest. The promissory note is prepayable by the Company at any time, without prepayment penalties, fees or other expenses. A portion of the proceeds under the MSP Principals Promissory Note in an amount equal to $36.5 million was advanced to the Law Firm for certain operating expenses as contemplated by the Legal Services Agreement. The MSP Principals Promissory Note contains customary events of default that would allow the MSP Principals to declare the MSP Principals Promissory Note immediately due and payable or the MSP Principals Promissory Note will immediately and automatically become due and payable without notice, presentment, demand, protest or other request of any kind. In addition, the MSP Principals Promissory Note may be accelerated by the MSP Principals if the Board of Directors of the Company (excluding the MSP Principals) terminates the Legal Services Agreement.

Nomura Promissory Note

On May 27, 2022, the Company issued an unsecured promissory note to Nomura in a principal amount of approximately $24.5 million related to advisory fees and deferred underwriting fees and expenses that became due and payable by the Company to Nomura, in connection with the consummation of the Business Combination (as defined herein).

On April 12, 2023, the Company amended the promissory note, increasing the principal amount to approximately $26.2 million and extending the maturity date of the promissory note to September 30, 2024. The amended note carries an interest rate of 16% per annum and is payable in cash every 30 calendar days after April 12, 2023. Upon two days prior written notice to Nomura, the Company may prepay all or any portion of the then outstanding principal amount under the promissory note together with all accrued and unpaid interest thereon.

Yorkville Purchase Agreement

On January 6, 2023, the Company entered into a Company Common Stock Purchase Agreement (the “Yorkville Purchase Agreement”) with YA II PN, Ltd., a Cayman Island exempted company (“Yorkville”). Pursuant to the Yorkville Purchase Agreement, after the closing of the Business Combination, the Company will have the right to sell to Yorkville from time to time at its option up to $1 billion in Class A common stock shares, subject to the terms, conditions and limitations set forth in the Yorkville Purchase Agreement. This Purchase Agreement will not be operational until a Registration Statement is effective.

Sales of the shares of the Company's common stock to Yorkville under the Yorkville Purchase Agreement, and the timing of any such sales, will be determined by the Company from time to time in its sole discretion and will depend on a variety of factors, including, among other things, market conditions, the trading price of the common stock, as well as determinations by the Company about the use of proceeds of such common stock sales. The net proceeds from any such sales under the Yorkville Purchase Agreement will depend on the frequency with, and the price at, which the shares of common stock are sold to Yorkville.

Upon the initial satisfaction of the conditions to Yorkville's obligation to purchase shares of common stock set forth under the Yorkville Purchase Agreement, the Company will have the right, but not the obligation, from time to time, at its sole discretion and on the terms and subject to the limitations contained in the Yorkville Purchase Agreement, until no later than the first day of the month following the 36 month anniversary of the date that the registration statement of the shares is declared effective, to direct Yorkville to purchase up to a specified maximum amount of common stock as set forth in the Yorkville Purchase Agreement by delivering written notice to Yorkville prior to the commencement of trading on any trading day. The purchase price of the common stock that the Company elects to sell to Yorkville pursuant to the Yorkville Purchase Agreement will be 98% of the VWAP of the common stock during the applicable purchase date on which the Company has timely delivered a written notice to Yorkville, directing it to purchase common stock under the Yorkville Purchase Agreement.

The previous purchase agreement that the Company entered into on May 17, 2022 with Cantor Fitzgerald & Co. has been terminated.

Assignment and Sale of Proceeds Agreement

On June 30, 2022, the Company entered into an Assignment and Sale of Proceeds Agreement (the “Assignment Agreement”) and a Recovery Services Agreement (the “Services Agreement” and collectively, the “Agreements”) with the Prudent Group (“Prudent”) in order to monetize up to $250 million of the value of the Company’s net recovery interest in Claim demand letters that the Company has commenced sending to insurers who admitted they had primary payer responsibility for the underlying accidents to the federal government (“Net Recovery Proceeds”). Pursuant to the Agreements, at the Company’s sole and absolute discretion, the Company has the right to direct Prudent to acquire, on a non-recourse basis, a percentage of Net Recovery Proceeds, up to an aggregate of $250 million, at a purchase price of 90% of Net Recovery Proceeds of such Claim.

Under the Services Agreement, the Company will service and recover on the demand letters and will retain any revenues generated in excess of the amount received from Prudent, plus up to an 18% annual return on the amount Prudent paid for Net Recovery Proceeds. Prudent may terminate the Services Agreement upon sixty (60) days prior written notice to the Company. The Company plans to utilize the Assignment Agreement as funding is needed. To date, the Company has not exercised its rights pursuant to the Services Agreement and does not anticipate doing so in the foreseeable future.

Actual results, including sources and uses of cash, may differ from our current estimates due to the inherent uncertainty involved in making those estimates and any such differences may impact the Company’s ability to continue as a going concern in the future. The expenditures associated with the development and launch of our additional recovery services and the anticipated increase in Claims recovery capacity are subject to significant risks and uncertainties, many of which are beyond our control, which may affect the timing and magnitude of these anticipated expenditures. These risk and uncertainties are described in more detail in the section entitled “Risk Factors.”

PPP Loan

During 2020, we obtained funds under the Paycheck Protection Program (the “PPP Loans”) in the amount of $1.1 million. As of December 31, 2021, all of the PPP Loans have been forgiven.

Claims Financing Obligations

On February 20, 2015, the Company entered into a Claims Proceeds Investment Agreement ("CPIA") with a third-party investor to invest directly and indirectly in Claims, disputes, and litigation and arbitration Claims. For such investment, the Company assigned to the investor a portion of the future proceeds of certain Claims, albeit the Company remained the sole owner and assignee of rights to Claims because the investor was only acquiring rights to a portion of the proceeds of the Claims. The investor return was based on its investment ($23 million between the original and amended agreements) and an internal rate of return of 30% calculated from the Closing Date.

During the year ended December 31, 2022, the Company finalized an Amendment to the CPIA and a Warrant Agreement with the third-party, pursuant to which the parties have agreed to amend the original CPIA and required payment terms. See Note 11 to our consolidated financial statements for a description of the Claims financing obligations and details on the amendment.

Tax Receivable Agreement

Under the terms of the TRA, we generally will be required to pay to the Members, and to each other person from time to time that becomes a “TRA Party” under the TRA, 85% of the tax savings, if any, that we are deemed to realize in certain circumstances as a result of certain tax attributes that exist following the Business Combination and that are created thereafter, including as a result of payments made under the TRA. The term of the TRA will continue until all such tax benefits have been utilized or expired unless we exercise our right to terminate the TRA for an amount representing the present value of anticipated future tax benefits under the TRA or certain other acceleration events occur. Any payments made by us under the TRA will generally reduce the amount of overall cash flow that might have otherwise been available to us, and, to the extent that we are unable to make payments under the TRA for any reason, the unpaid amounts generally will be deferred and will accrue interest until paid by us.

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	December 31,
(in thousands)	2022	2021
Net cash used in operating activities	$(80,635)	$2,249
Net cash used in investing activities	(5,684)	(2,007)
Net cash provided by (used in) financing activities	99,735	(10,457)
Net increase (decrease) in cash and cash equivalents and restricted cash	13,416	(10,215)
Cash and cash equivalents and restricted cash at beginning of period	1,664	11,879
Cash and cash equivalents and restricted cash at end of period	$15,080	$1,664

Cash Flows Used in Operating Activities

Net cash used in operating activities increased by $82.9 million to $80.6 million for the year ended December 31, 2022 compared to net cash provided of $2.2 million for the year ended December 31, 2021. During the year ended December 31, 2022, net cash used in operating activities was impacted primarily by our net loss, an increase in Prepaid and other assets of $27.6 million and decrease in affiliate payable of $25.4 million. This was partially offset by a $23.4 million increase in accounts payable and accrued liabilities. Net cash used in operating activities was further impacted by non-cash charges including a $63.4 gain on debt extinguishment partially offset by Claims amortization expense of $266.9 million, paid in kind interest of $120.0 million, share-based compensation of $20.1 million and change in fair value of derivatives of $9.6 million and change in fair value of warrant liabilities of $2.2 million.
Cash Flows Used in Investing Activities

Net cash used in investing activities increased by $3.7 million to $5.7 million for the year ended December 31, 2022 compared to $2.0 million for the year ended December 31, 2021. During the year ended December 31, 2022, our cash used in investing activities was primarily due to acquisition of additional CCRAs included in Intangible assets, net, of which $3.0 million was paid for in cash and $3.0 million of additions to property, plant and equipment.

Cash Flows Provided by (Used in) Financing Activities

Net cash provided by in financing activities increased to $99.7 million for the year ended December 31, 2022 compared to $10.5 million net cash used in financing activities for the year ended December 31, 2021. This is primarily due to proceeds from the related party loan of $125.8 million, proceeds from the Business Combination of $12.0 million, and $9.8 million from the issuance of common stock. These were partially offset by $50.2 million of transaction costs incurred in connection with the Business Combination.

Off-Balance Sheet Commitments and Arrangements

As of the balance sheet dates of December 31, 2022 and December 31, 2021, we have not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Contractual Obligations, Commitments and Contingencies

The following table and the information that follows summarizes our contractual obligations as of December 31, 2022.

The future minimum lease payments under non-cancelable operating leases as of December 31, 2022 are as follows:

(In thousands)	Lease Payments
Year Ending December 31,
2023 (1)	$217
Total	$217
(1)
Operating lease expires before or during the year ending December 31, 2023

Based on Claims financing obligations and notes payable agreements, as of December 31, 2022 and December 31, 2021, the present value of amounts owed under these obligations were $201.3 million and $201.4 million, respectively, including unpaid interest to date of $2.8 million and $94.5 million, respectively. The weighted average interest rate is 6.3% based on the current book value of $201.3 million with rates that range from 2% to 11.04%. The Company is expected to repay these obligations from cash flows from Claim recovery income.

As of December 31, 2022, the minimum required payments on these agreements are $354.9 million. Certain of these agreements have priority of payment regarding any proceeds until full payment of the balance due is satisfied. The maturity of the commitments range from the date sufficient Claims recoveries are received to cover the required return or in some cases by 2031.

Critical Accounting Policies

Our consolidated financial statements and the related notes thereto included elsewhere in this Form 10-K are prepared in accordance with GAAP. The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts and related disclosures in our financial statements and accompanying notes. We base our estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions due to the inherent uncertainty involved in making those estimates and any such differences may be material.

We believe that the following accounting policies involve a high degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of our operations. See Note 2, Basis of Presentation and Summary of Significant Accounting Policies to our consolidated financial statements appearing elsewhere in this Form 10-K for a description of our other significant accounting policies.

Revenue Recognition

Claims Recovery Income

We recognize revenue based on a gain contingency model when the amounts are reasonably certain of collection, typically upon reaching a binding settlement or arbitration with the counterparty or when the legal proceedings, including any appellate process, are resolved. Claims recovery income is recognized on a gross basis, as the Company is entitled to the full value of recovery proceeds and makes a payment to the original assignor similar to a royalty arrangement. Such payments to prior owners are recognized as cost of Claims recovery in the same period the Claims recovery income is recognized.

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

Impairment of Intangible Assets

We evaluate long-lived assets, such as property and equipment, and finite-lived intangibles, such as Claims recovery rights and capitalized software costs, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset group are less than the carrying value, a write-down would be recorded to reduce the related asset group to its estimated fair value. There were no impairment indicators or charges in the year ended December 31, 2022 and 2021.

For the CCRA intangibles, we will also assess the intangible assets recognized for CCRAs for impairment in accordance with ASC 350-30-35-14, whereby an impairment loss shall be recognized if the carrying amount of the intangible asset is not recoverable and its carrying amount exceeds its fair value based on the model for long-lived assets to be held and used under ASC 360-10. ASC 360-10 requires entities to evaluate long-lived assets (including finite-lived intangible assets) when indicators are present. Impairment indicators would result only when the potential recoveries under the Claim paths of all remaining Claims suggests the unamortized carrying value is not recoverable. As upfront payments for CCRAs are typically a fraction of the potential recoveries, it would typically take a substantial negative event (such as an unfavorable court ruling upheld on appeal or a change in law/statute with retroactive effect) to suggest an impairment may be triggered. There were no impairment indicators or charges in the year ended December 31, 2022 and 2021.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the shareholders and the Board of Directors of
MSP Recovery, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of MSP Recovery, Inc. and Subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Deloitte & Touche LLP

Miami, Florida

July 26, 2023

We have served as the Company's auditor since 2021.

MSP RECOVERY, INC. and Subsidiaries

Consolidated Balance Sheets

	December 31,	December 31,
(In thousands except per share amounts)	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$3,661	$1,664
Restricted cash	11,420	-
Accounts receivable	6,195	-
Affiliate receivable (1)	2,425	4,070
Prepaid expenses and other current assets (1)	27,656	13,304
Total current assets	51,357	19,038
Property, plant and equipment, net	3,432	750
Intangible assets, net (2)	3,363,156	84,218
Total assets	$3,417,945	$104,006

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$8,422	$4,609
Affiliate payable (1)	19,822	45,252
Commission payable	545	465
Deferred service fee income	-	249
Derivative liability	9,613	-
Warrant liability	5,311	-
Other current liabilities	72,002	3,489
Total current liabilities	115,715	54,064
Guaranty obligation (1)	787,945	-
Claims financing obligation and notes payable (1)	198,489	106,805
Loan from related parties (1)	125,759	-
Interest payable (1)	2,765	94,545
Total liabilities	$1,230,673	$255,414
Commitments and contingencies (Note 13)

Class A common stock subject to possible redemption, 1,129,589 shares at redemption value as of December 31, 2022.	1,807	-

Stockholders' Equity (Deficit):
Class A common stock, $0.0001 par value; 5,500,000,000 shares authorized; 74,605,284 issued and outstanding as of December 31, 2022	$7	$-
Class V common stock, $0.0001 par value; 3,250,000,000 shares authorized; 3,147,979,494 issued and outstanding as of December 31, 2022	315	-
Additional paid-in capital	136,760	-
Members' equity	-	(155,756)
Accumulated deficit	(29,203)	-
Total Stockholders' Equity (Deficit)	$107,879	$(155,756)
Non-controlling interest	2,077,586	4,348
Total equity	$2,185,465	$(151,408)
Total liabilities and equity	$3,417,945	$104,006

1.
As of December 31, 2022 and 2021, the total affiliate receivable, affiliate payable, guaranty obligation and loan from related parties balances are with related parties. In addition, the prepaid expenses and other current assets, Claims financing obligation and notes payable and interest payable includes balances with related parties. See Note 14, Related Party, for further details.
2.
As of December 31, 2022, intangible assets, net included $2.3 billion related to a consolidated VIE. See Note 10, Variable Interest Entities, for further details.

The accompanying notes are an integral part of these consolidated financial statements.

MSP RECOVERY, INC. and Subsidiaries

Consolidated Statements of Operations

	Year ended December 31,
(In thousands except per share amounts)	2022	2021	2020
Claims recovery income	$4,878	$126	$255
Claims recovery service income (1)	18,542	14,500	13,632
Total Claims Recovery	$23,420	$14,626	$13,887
Operating expenses
Cost of claim recoveries (2)	2,054	26	47
Claims amortization expense	266,929	164	125
General and administrative (3)	23,959	12,633	14,130
Professional fees	18,497	8,502	2,211
Professional fees - legal (4)	43,035	128	468
Depreciation and amortization	424	343	235
Total operating expenses	354,898	21,796	17,216
Operating Loss	$(331,478)	$(7,170)	$(3,329)
Interest expense	(121,011)	(27,046)	(20,886)
Other income (expense), net	63,067	1,139	(51)
Change in fair value of warrant and derivative liabilities	(12,483)	—	—
Net loss before provision for income taxes	$(401,905)	$(33,077)	$(24,266)
Provision for income tax expense	—	—	—
Net loss	$(401,905)	$(33,077)	$(24,266)
Less: Net (income) loss attributable to non-controlling members	394,488	(16)	18
Net loss attributable to controlling members	$(7,417)	$(33,093)	$(24,248)

Basic and diluted weighted average shares outstanding, Class A Common Stock (5)	61,825,105	N/A	N/A
Basic and diluted net income per share, Class A Common Stock (5)	$(0.12)	N/A	N/A

1.
For the years ended December 31, 2022, 2021 and 2020, Claims recovery service income included $10.6 million, $11.5 million, and $13.1 million, respectively, of Claims recovery service income from VRM MSP. See Note 14, Related Party, for further details.
2.
For the year ended December 31, 2022, cost of Claim recoveries included $405 thousand of related party expenses. This relates to contingent legal expenses earned from Claims recovery income pursuant to legal service agreements with the La Ley con John H. Ruiz P.A., d/b/a MSP Recovery Law Firm (the "Law Firm"). See Note 14, Related Party, for further details. For the years ended December 31, 2021 and 2020, the expenses related to contingent legal expenses were de minimis.
3.
For the year ended December 31, 2022, general and administrative expenses included $400 thousand of related party expenses. For the years ended December 31, 2021 and 2020, the amounts were de minimis. See Note 14, Related Party, for further details.
4.
For the year ended December 31, 2022, professional fees - legal included $29.7 million of related party expenses related to the Law Firm. For the year ended December 31, 2021 and 2020, the amounts were de minimis, respectively, of related party expenses related to the Law Firm. See Note 14, Related Party, for further details.
5.
Earnings per share information has not been presented for periods prior to the Business Combination (as defined in Note 1, Description of Business), as it resulted in values that would not be meaningful to the users of these consolidated financial statements. Refer to Note 16, Net Loss Per Common Share for further information.

The accompanying notes are an integral part of these consolidated financial statements.

MSP RECOVERY, INC. and Subsidiaries

Consolidated Statements of Changes in Equity

Year Ended December 31, 2022

	Class A Common Stock		Class V Stock
(In thousands except shares)	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Members' Deficit	Accumulated Deficit	Non- Controlling Interests	Total Equity
Balance at December 31, 2021	—	$—	—	$—	$—	$(155,756)	$—	$4,348	$(151,408)
Contributions prior to recapitalization transaction	—	—	—	—	—	15	—	—	15
Distributions prior to recapitalization transaction	—	—	—	—	—	(147)	—	—	(147)
Net loss prior to recapitalization transaction	—	—	—	—	—	(28,640)	—	—	(28,640)
Cumulative effect of recapitalization transaction	7,582,668	—	3,154,473,292	315	41,277	184,528	—	2,490,751	2,716,871
Opening net assets of Lionheart II Holdings, LLC acquired	—	—	—	—	—	—	(21,786)	—	(21,786)
Adjustment for value of derivative on temporary equity	—	—	—	—	9,613	—	—	—	9,613
Conversion of Warrants	8,505,557	1	—	—	16,702	—	—	(6,611)	10,092
Class A Issuances	58,517,059	6	(6,493,798)	—	69,168	—	—	(45,054)	24,120
Net loss	—	—	—	—	—	—	(7,417)	(365,848)	(373,265)
Balance at December 31, 2022	74,605,284	$7	3,147,979,494	$315	$136,760	$—	$(29,203)	$2,077,586	$2,185,465

Year Ended December 31, 2021

(In thousands)	Members' Deficit	Non- Controlling Interests	Total Equity
Balance at December 31, 2020	$(120,179)	$4,332	$(115,847)
Contributions	227	—	227
Distributions	(2,711)	—	(2,711)
Net loss	(33,093)	16	(33,077)
Balance at December 31, 2021	$(155,756)	$4,348	$(151,408)

The accompanying notes are an integral part of these consolidated financial statements.

MSP RECOVERY, INC. and Subsidiaries

Consolidated Statements of Changes in Equity

Year Ended December 31, 2020

(In thousands)	Members' Deficit	Non- Controlling Interests	Total Equity
Balance at December 31, 2019	$(104,455)	$4,350	$(100,105)
Contributions	8,524	—	8,524
Distributions	—	—	—
Net loss	(24,248)	(18)	(24,266)
Balance at December 31, 2020	$(120,179)	$4,332	$(115,847)

The accompanying notes are an integral part of these consolidated financial statements.

MSP RECOVERY, INC. and Subsidiaries

Consolidated Statements of Cash Flows

	Year ended December 31,
(In thousands)	2022	2021	2020
Cash flows from operating activities:
Net loss (1)	$(401,905)	$(33,077)	$(24,266)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	424	343	235
Claims amortization expense	266,929	164	125
Paid in kind interest	145,321	27,023	20,843
Change in fair value of derivatives	9,613	—	—
Deferred income taxes	(531)	—	—
Share based compensation	20,055	—	—
Change in fair value of warrant liability	2,870	—	—
PPP loan forgiveness	—	(1,043)	(44)
Realized gain on equity securities	—	(201)	(18)
Unrealized losses on investments - short position	—	—	279
Gain on debt extinguishment	(63,367)	—	—
Change in operating assets and liabilities:
Accounts receivable	(6,195)	—	—
Affiliate receivable (1)	1,645	801	(3,346)
Affiliate payable (1)	(25,430)	6,225	5,670
Prepaid expenses and other assets	(27,604)	1	(9)
Commission payable	80	—	—
Accounts payable and accrued liabilities	(2,291)	2,013	268
Deferred service fee income	(249)	—	249
Net cash (used in) provided by operating activities	(80,635)	2,249	(14)
Cash flows from investing activities:
Additions to property, plant, and equipment	(2,984)	(481)	(330)
Additions to intangible assets	(2,700)	(150)	—
Proceeds from short sale of short positions	—	—	1,298
Proceeds from sale of equity securities	—	4,450	1,273
Purchases of equity securities	—	(4,056)	(1,255)
Purchase of securities to cover short position	—	(1,770)	—
Net cash (used in) provided by investing activities	(5,684)	(2,007)	986
Cash flows from financing activities:
Proceeds from Business Combination	12,009	—	—
Transaction costs incurred for the Business Combination	(49,638)	(7,973)	—
Proceeds from related party loan (1)	125,759	—	—
Issuance of common stock	9,188	—	—
Issuance of temporary equity	2,417	—	—
Contribution from members	—	227	8,524
Distributions to members	—	(2,711)	—
Proceeds from debt financing	—	—	1,086
Net cash provided by (used in) financing activities	99,735	(10,457)	9,610
Increase (decrease) in cash and cash equivalents and restricted cash	13,416	(10,215)	10,582
Cash and cash equivalents and restricted cash at beginning of year	1,664	11,879	1,297
Cash and cash equivalents and restricted cash at end of period	$15,080	$1,664	$11,879

Supplemental cash flow information:

Supplemental disclosure of non-cash investing and financing activities:
Purchase of intangible asset financed by note payable	$—	$83,805	$—
Purchase of intangible asset through issuance of Class A common stock	10,963	—
Purchase of intangible asset in accrued expenses	51,167
Payment of professional fees through issuance of Class A common stock	1,618	—
Transaction costs incurred included in accounts payable	29,681	—
Cash paid during the period for:
Interest	$—	$23	$43

1.
Balances include related party transactions. See Note 14, Related Party, for further details.

The accompanying notes are an integral part of these consolidated financial statements.

Note 1. DESCRIPTION OF BUSINESS

On May 23, 2022 (the “Closing Date”), MSP Recovery, Inc. d/b/a LifeWallet, a Delaware corporation (formerly known as Lionheart Acquisition Corporation II (“LCAP”) consummated the previously announced business combination pursuant to that certain Membership Interest Purchase Agreement, dated as of July 11, 2021 (as amended, the “MIPA”), by and among the Company, Lionheart II Holdings, LLC, a wholly owned subsidiary of the Company, MSP Recovery, LLC and combined and consolidated subsidiaries ("Legacy MSP"), the members of Legacy MSP (the “Members”), and John H. Ruiz, in his capacity as the representative of the Members (the “Members’ Representative”). Pursuant to the MIPA, the Members sold and assigned all of their membership interests in Legacy MSP to the Company in exchange for non-economic voting shares of Class V common stock, par value $0.0001, of the Company (“Class V Common Stock”) and non-voting economic Class B Units of the Company (“Class B Units,” and each pair consisting of one share of Class V Common Stock and one Class B Unit, an “Up-C Unit”) (such transaction, the “Business Combination”). The Up-C Units are convertible into Class A Common Stock of the Company at the discretion of holder of the Up-C Unit. See Note 3, Business Combination for details. Subsequent to the Closing Date, the Company's sole asset is its equity interest in MSP Recovery, LLC. The Company is the managing member and therefore consolidates Legacy MSP.

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

Investment Capacity Agreement

On September 27, 2021, the Company entered into an Investment Capacity Agreement (the “ICA”) providing for potential future transactions regarding select healthcare Claims recovery interests with its investment partner, Virage, which transactions may include the sale of Claims by MSP. The ICA provides that the maximum value of such Claims will be $3 billion.

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

Pursuant to the ICA, the Company will assist Virage in acquiring these Retained Interests for a cash price. Virage will be paid the recovery generated from the purchased Retained Interests when received through litigation or settlements. The ICA is separate and distinct from the equity investment in the Company by VRM MSP (an affiliate of Virage). While the ICA is still in effect as of the date of this annual report, it is uncertain if or when the Company would transact on the ICA. To date, there have been no transactions in connection with this ICA, and the Company does not anticipate any in the foreseeable future.

LifeWallet

On January 10, 2022, the Company announced the launch of LifeWallet, LLC (“LifeWallet”). As of December 31, 2022, the Company’s investment related to LifeWallet included in the consolidated balance sheets was limited to activity and expenses incurred during the year ended December 31, 2022. Through the date the financial statements were issued, LifeWallet has executed agreements for advertising costs within the next 12 months of approximately $5.5 million. A portion of these contracts are cancellable with a 30-day notice period. For the aforementioned agreements that do not have a 30-day cancellation at will provision, the parties have mutually agreed to terminate said agreements prior to the filing of this Annual Report on Form 10-K.

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

On January 6, 2023, the Company entered into a Company Common Stock Purchase Agreement (the “Yorkville Purchase Agreement”) with YA II PN, Ltd., a Cayman Island exempted company (“Yorkville”), which replaced the Purchase Agreement with CF noted above. Pursuant to the Yorkville Purchase Agreement, the Company has the right to sell to Yorkville from time to time at its option up to $1 billion in shares of the Company’s Common Stock, subject to the terms, conditions and limitations set forth in the Yorkville Purchase Agreement. Sales of the shares of the Common Stock to Yorkville under the Yorkville Purchase Agreement, and the timing of any such sales, will be determined by the Company from time to time in its sole discretion and will depend on a variety of factors, including, among other things, market conditions, the trading price of the common stock, as well as determinations by the Company about the use of proceeds of such Common Stock sales. The net proceeds from any such sales under the Yorkville Purchase Agreement will depend on the frequency with, and the price at, which the shares of Common Stock are sold to Yorkville. Upon the initial satisfaction of the conditions to Yorkville’s obligation to purchase shares of Common Stock set forth under the Yorkville Purchase Agreement (the “Commencement”), including that a registration statement registering the resale by Yorkville of the shares of Common Stock under the Securities Act, purchased pursuant to the Yorkville Purchase Agreement (the “Resale Registration Statement”) is declared effective by the SEC and a final prospectus relating thereto is filed with the SEC, the Company will have the right, but not the obligation, from time to time, at its sole discretion and on the terms and subject to the limitations contained in the Yorkville Purchase Agreement, until no later than the first day of the month following the 36 month anniversary of the date that the Resale Registration Statement is declared effective, to direct Yorkville to purchase up to a specified maximum amount of Common Stock as set forth in the Yorkville Purchase Agreement by delivering written notice to Yorkville prior to the commencement of trading on any trading day. The purchase price of the common stock that the Company elects to sell to Yorkville pursuant to the Yorkville Purchase Agreement will be 98% of the volume-weighted average price ("VWAP") of the Common Stock during the applicable purchase date on which the Company has timely delivered a written notice to Yorkville, directing it to purchase common stock under the Yorkville Purchase Agreement. The purchase agreement that the Company entered into on May 17, 2022 with CF has been terminated.

Assignment and Sale of Proceeds Agreement

On June 30, 2022, the Company entered into an Assignment and Sale of Proceeds Agreement (the “Assignment Agreement”) and a Recovery Services Agreement (the “Services Agreement” and collectively, the “Agreements”) with the Prudent Group (“Prudent”) in order to monetize up to $250 million of the value of the Company’s net recovery interest in Claim demand letters that the Company has commenced sending to insurers who admitted they had primary payer responsibility for the underlying accidents to the federal government (“Net Recovery Proceeds”).

Pursuant to the Agreements, at the Company’s sole and absolute discretion, the Company has the right to direct Prudent to acquire, on a non-recourse basis, a percentage of the Company's Net Recovery Proceeds, up to an aggregate of $250 million, at a purchase price of 90% of the Net Recovery Proceeds of such Claim.

Under the Services Agreement, the Company will service and recover on the demand letters and will retain any revenues generated in excess of the amount received from Prudent, plus up to an 18% annual return on the amount Prudent paid for the Net Recovery Proceeds. Prudent may terminate the Services Agreement upon sixty (60) days prior written notice to the Company.

The Company may utilize the Assignment Agreement as funding if needed. While the Prudent Agreements are still in effect as of the date of these financial statements, it is uncertain if or when the Company would transact on the agreements.

Warrant Agreement with Brickell Key Investments, LP

On October 12, 2022, MSP Recovery, Inc., a Delaware corporation (the “Company”), finalized an Amendment to the Claim Proceeds Investment Agreement (the "Amendment") and a Warrant Agreement (the "Warrant Agreement") with Brickell Key Investments LP (the “Holder”), pursuant to which the parties have agreed to amend the original Claims Proceeds Investment Agreement ("CPIA") and required payment terms. The Amendment and Warrant Agreement were agreed effective September 30, 2022.

Pursuant to the agreements, the Company grants to the Holder the right to purchase Class A common shares in the Company (the "Class A Shares") in accordance with the terms and conditions of the Agreement. The maximum amount of Class A shares that the holder may purchase from the Company is 66,666,666 (the “Amount”) for a purchase price equal to $6,666.67 ($0.0001 per Class A Share) (the “Exercise Price”) and is payable in cash. This Warrant (the “Warrant”) will expire at 5:00 p.m. (Eastern Time), on September 30, 2027 and may be exercised in whole or in part by Holder at any time prior to such date. The Holder can only sell a maximum of 15% per month of the Class A Shares obtained through the Warrant.

In exchange for the Company issuing the Warrant, the amounts owed to the Holder pursuant to CPIA are reduced from approximately $143 million to equal $80 million (the "Reduced Obligation"), and no further interest will accrue. The Holder has the right to receive the $80 million owed through (1) proceeds as outlined in the CPIA, (2) cash paid by the Company or (3) monetization of the Warrant (through the sale of the Warrant or sale of the underlying Class A Shares). If the Holder monetizes the Warrant, the amount owed will be reduced at a measure of $1.20 per Class A Share (five-day volume weighted average price as of September 30, 2022).

Liquidity

As an early-stage growth company, the Company has incurred substantial net losses since inception. As of December 31, 2022, the Company had unrestricted cash and cash equivalents totaling $3.7 million. The Company has incurred recurring losses and negative cash flows since inception and has an accumulated deficit of $29.2 million as of December 31, 2022. For the year ended December 31, 2022, the Company used approximately $80.6 million of cash in operations. The Company's liquidity will depend on the ability to generate substantial Claims recovery income and Claims recovery services income in the near future, the timing of which is uncertain, as well as its ability to secure funding from capital sources. The Company's principal liquidity needs have been capital expenditures, working capital, debt service and Claims financing obligations.

The Company anticipates sources of liquidity to include the Hazel Working Capital Facility as disclosed in Note 19, Subsequent Events. The Company anticipates having funding through this source and has taken several actions to address liquidity concerns, including:

1.
On April 12, 2023, the Company entered into the Virage MTA Amendment, which extended the due date for the payment obligations to Virage to September 30, 2024. See summary in Note 19, Subsequent Events.

2.
On April 12, 2023, the Company entered into an amended and restated promissory note with Nomura, which extended the due date to September 30, 2024. See summary in Note 19, Subsequent Events.
3.
On March 29, 2023, the Company entered into the Working Capital Credit Agreement consisting of commitments to fund up to $48 million in proceeds. See summary in Note 19, Subsequent Events.
4.
Given the uncertainty with regard to the timing and amount of claims recovery income, management implemented a reduction of operating costs in 2023 through the reduction or elimination of certain controllable expenses particularly within the budgeted costs to expand and develop new solutions through LifeWallet platform, advertising expenses and non-contingent legal fees. The Company anticipates that the reductions would contribute approximately $21.5M in savings to operating expenses over the next twelve months.

The Company has concluded that such actions alleviate the substantial doubt about the Company's ability to continue as a going concern beyond one year from the date these financial statements are issued.

Note 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

Basis of presentation

These statements have been prepared pursuant to the rules and regulations of the SEC and in accordance with GAAP. In the opinion of management, the consolidated financial statements (the “Financial Statements”) reflect all adjustments, which consist only of normal recurring adjustments, necessary to state fairly the results of operations, financial condition and cash flows for the periods presented herein. Prior to the Business Combination, the consolidated interim financial statements reflect Legacy MSP. All intercompany transactions and balances are eliminated from the consolidated financial statements.

Principles of consolidation

The Company consolidates all entities that it controls through a majority voting interest or otherwise and the accompanying consolidated financial statements include the accounts of the Company’s wholly owned subsidiaries and these entities for which the Company has a controlling interest in. The Company also consolidates all entities that it controls as the primary beneficiary of a variable interest entity (“VIE”). Under the VIE model, management first assesses whether the Company has a variable interest in an entity, which would include an equity interest. If the Company has a variable interest in an entity, management further assesses whether that entity is a VIE, and if so, whether the Company is the primary beneficiary under the VIE model. Generally, entities that are organized similar to a limited partnership, in which a general partner (or managing member) make the most relevant decisions that affect the entity’s economic performance, are considered to be VIEs which would require consolidation, unless the limited partners have substantive kickout or participating rights. Entities that do not qualify as VIEs are assessed for consolidation under the voting interest model.

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

Estimates and Assumptions

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting periods. Actual results could differ from the Company’s estimates. Estimates are periodically reviewed considering changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Significant estimates and assumptions reflected in these consolidated financial statements include but are not limited to Claims recovery income and Claims recovery service income recognition, recoverability of long-lived assets and cost of Claims recoveries.

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

Concentration of credit risk and Off-Balance Sheet Risk

Cash and cash equivalents and affiliate receivable are financial instruments that are potentially subject to concentrations of credit risk. See Note 14, Related Party, for disclosure of affiliate receivables. The Company’s cash and cash equivalents and restricted cash are deposited in accounts at large financial institutions, and amounts may exceed federally insured limits. The Company believes it is not exposed to significant credit risk due to the financial strength of the depository institutions in which the cash and cash equivalents are held. The Company has no other financial instruments with off-balance-sheet risk of loss.

Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Restricted Cash consists of cash held in escrow related to the Prepaid Forward Agreement with CF. See Note 17, Derivative Liability, for more information on the Prepaid Forward Agreement.

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

The Company has determined the estimated fair value of its financial instruments based on appropriate valuation methodologies; however, for Level 2 and Level 3 inputs considerable judgment is required to develop these estimates. Accordingly, these estimated fair values are not necessarily indicative of the amounts the Company could realize in a current market exchange. The estimated fair values can be materially affected by using different assumptions or methodologies. The methods and assumptions used in estimating the fair values of financial instruments are based on carrying values and future cash flows. As of December 31, 2022 and December 31, 2021, the Company did not hold any Level 2 or Level 3 assets or liabilities.

Cash and cash equivalents and restricted cash are stated at cost, which approximates their fair value. The carrying amounts reported in the balance sheets for affiliate receivable, accounts payable, affiliate payable and accrued liabilities approximate fair value, due to their short-term maturities.

Outstanding borrowings that qualify as financial instruments are carried at cost, which approximates their fair value as of December 31, 2022 and December 31, 2021.

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

Under the equity method of accounting, an investee company’s accounts are not reflected within the Company’s consolidated balance sheets and statements of operations; however, the Company’s share of the earnings or losses of the investee company is reflected in the caption “Other income” in the consolidated statements of operations. The Company’s carrying value in equity method investee companies is not reflected in the Company’s consolidated balance sheets as of December 31, 2022 or December 31, 2021 as the carrying value is zero. When the Company’s carrying value in an equity method investee company is reduced to zero, no further losses are recorded in the Company’s consolidated financial statements unless the Company has guaranteed obligations of the investee company or has committed additional funding. When the investee company subsequently reports income, the Company will not record its share of such income until it equals the amount of its share of losses not previously recognized.

Property, Plant and Equipment

Property and equipment are stated at historical cost less accumulated depreciation and accumulated impairment losses, if any. Major expenditures for property and equipment and those that substantially increase useful lives are capitalized. When assets are sold or otherwise disposed of, costs and related accumulated depreciation are removed from the financial statements and any resulting gains or losses are included in general and administrative expenses within our consolidated statements of operations.

The Company provides for depreciation and amortization on property and equipment using the straight-line method to allocate the cost of depreciable assets over their estimated lives as follows:

Office and Computer Equipment	3 years
Furniture and Fixtures	3 years
Leasehold Improvements	Lesser of lease term or estimated life

Internal Use Software

Internal-use software development costs incurred in the preliminary project stage are expensed as incurred; costs incurred in the application and development stage, which meet the capitalization criteria, are capitalized and amortized on a straight-line basis over the estimated useful life of the asset and costs incurred in the post-implementation/operations stage are expensed as incurred. The estimated useful life for development costs capitalized as of December 31, 2022 and 2021 is five years. Further, internal and external costs incurred in connection with upgrades or enhancements are also evaluated for capitalization. If the software upgrade results in an additional functionality, costs are capitalized; if the upgrade only extends the useful life, it is expensed as occurred.

Intangible assets

In certain of its CCRAs, the Company makes upfront payments to acquire Claims recovery rights from secondary payers, such as health plans, managed service organizations, providers or medical services and independent physicians' associations. The Company recognizes intangible assets for costs incurred up front to acquire Claims recovery rights from various assignors.

The Company amortizes capitalized costs associated with CCRAs over 8 years, based on the typical expected timing to pursue recovery through litigation, including through potential appeals.

As part of the Business Combination, the Company acquired rights to Claims recovery cash flows. As a result of this purchase and the guarantee obligation as noted in Note 10, Variable Interest Entities, the Company consolidated the entity which holds these Claim rights. Upon consolidation, these Claims rights were accounted for under ASC 350 similar to other CCRAs the Company holds. As such these assets are held at cost, net of amortization.

The Company evaluates these assets for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset group are less than the carrying value, a write-down would be recorded to reduce the related asset group to its estimated fair value. There were no impairment indicators in the years ended December 31, 2022, 2021 and 2020.

Leases

Leases entered into by the Company, in which substantially all the benefits and risk of ownership are transferred to the Company, are recorded as obligations under leases. Leases that meet one of the finance lease criteria are classified as finance leases, while all others are classified as operating leases. The Company determines if an arrangement is a lease at inception and has made an accounting policy election not to recognize right of use assets and lease liabilities that arise from short term lease as defined as leases with initial terms not in excess of 12 months. As of December 31, 2022, the Company did not have any leases in excess of 12 months. See Note 8, Short Term Leases, for more information.

Non-controlling Interests

As part of the Business Combination and described in Note 1, Description of Business, the Company became the managing member of MSP Recovery, LLC, which is consolidated as the Company controls the operating decisions of MSP Recovery, LLC. The non-controlling interest relates to the Up-C Units that are convertible into Class A Common Stock of the Company at the discretion of the holder of the Up-C Unit. The Up-C Unit holders retained approximately 99.76% of the economic ownership percentage of the Company as of the Closing Date. The non-controlling interest is classified as permanent equity within the consolidated balance sheet of the Company. As of December 31, 2022, based on the Class A common stock issuances during the period, the non-controlling interest of Class V shareholders was 97.70%.

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

Impairment of Long-Lived Assets

The Company evaluates long-lived assets, such as property and equipment, including capitalized software costs, and finite-lived intangibles such as Claims recovery rights, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset or asset group may not be recoverable. If the estimated future cash flows (undiscounted and without interest charges) from the use of an asset group are less than the carrying value, a write-down would be recorded to reduce the related asset group to its estimated fair value. There were no impairment indicators in the year ended December 31, 2022, 2021 and 2020.

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

In some cases, the Company owes an additional payment to the original assignor in connection with the realized value of the recovery right. Claims recovery income is recognized on a gross basis, as the Company is entitled to the full value of recovery proceeds, and makes a payment to the original assignor similar to a royalty arrangement. Such payments to prior owners are recognized as cost of Claims recovery in the same period the Claims recovery income is recognized.

When the Company becomes entitled to recovery proceeds from the settlement of a Claim recovery pursuit or proceeding, it recognizes the amount in accounts receivable.

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

The Company derives revenues from contracts with customers primarily from Claims recovery services arrangements (“Claims recovery services”). Claims recovery services include services to related parties or third parties to assist those entities with pursuit of Claims recovery rights. The Company has determined it has a single performance obligation for the series of daily activities that comprise Claims recovery services, which are recognized over time using a time-based progress measure and are typically based on (1) budgeted expenses for the current month with an adjustment for the variance between budget and actual expenses from the prior month or (2) on a contingent basis dependent on actual settlements or resolved litigation. Amounts estimated and recognized, but not yet fully settled or resolved as part of litigation are recognized as contract assets. There were no contract assets on December 31, 2022 or December 31, 2021, as amounts associated with unresolved litigation were fully constrained.

Claims recovery services are generally paid in advance on a monthly basis. The Company did not recognize any material revenue for the year ended December 31, 2022 and 2021 for performance obligations that were fully satisfied in previous periods.

For the year ended December 31, 2022 and 2021, the majority of the Company’s Claims recovery service income was related to a servicing agreement with VRM MSP, which was entered into on March 27, 2018. As part of the Business Combination, the Company acquired rights to cash flows in the assets, after certain required returns to VRM MSP, that had been part of the servicing agreement. As part of this acquisition, the Company no longer receives service income from this agreement and consolidates the entity in which the Company acquired rights to cash flow in the assets as outlined in Note 4, Asset Acquisitions. For the year ended December 31, 2022, the Company also recognized $5.0 million of servicing income related to a specific contract where the performance obligations were completed during the year.

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

In other cases, such transfers are considered to be sales of future revenue that are debt-like in nature. These arrangements are recognized as debt based on the proceeds received, and are imputed an interest rate based on the expected timing and amount of payments to achieve contractual hurdles. These are subject to revisions of estimates of that timing and amount based on the contractual provisions and the Company’s assumptions from changes in facts and circumstances. Such changes are reflected through revision of the imputed interest rate on a cumulative catch-up basis.

Cost of Claims Recoveries

Costs of Claims recoveries consist of all directly attributable costs specifically associated with Claims processing activities, including contingent payments to assignors (i.e., settlement expenses).

Claims amortization expense

Claims amortization expense includes amortization of CCRAs acquired as part of the business combination, shown as Intangibles, net in the consolidated balance sheets, and CCRA intangible assets for which the Company made upfront payments for Claims recovery rights. For further details on CCRAs see Note 7, Intangible Assets, Net.

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

Comprehensive Income (Loss)

The Company has no components of other comprehensive income (loss). As such, net loss equates to comprehensive income (loss) for all periods presented in this report.

Recent Accounting Pronouncements

New Accounting Pronouncements Recently Adopted

In February 2016, the FASB issued ASU 2016-02, Leases, to increase transparency and comparability among organizations by recognizing right of use assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. In July 2018, ASU 2018-10, Codification Improvements to ASC 2016-02, Leases, was issued to provide more detailed guidance and additional clarification for implementing ASU 2016-02. Furthermore, in July 2018, the FASB issued ASU 2018-11, Leases: Targeted Improvements, which provides an optional transition method in addition to the existing modified retrospective transition method by allowing a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption. Furthermore, in March 2020, ASU 2020-03, Codification Improvements to Financial Instruments, Leases, was issued to provide more detailed guidance and additional clarification for implementing ASU 2016-02. Additionally, on June 3, 2020, the FASB deferred by one year the effective date of the new leases standard for private companies, private not-for-profits and public not-for-profits that have not yet issued (or made available for issuance) financial statements reflecting the new standard. Furthermore, in June 2020, ASU 2020-05, Revenue from Contracts with Customers and Leases, was issued to defer effective dates of adoption of the new leasing standard for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. The Company adopted this guidance utilizing the cumulative catch-up method with an effective date of January 1, 2022 and it had no material impact on our consolidated financial statements. The Company has made an accounting policy election to not to recognize right of use assets and lease liabilities that arise from short term lease as defined as leases with initial terms not in excess of 12 months. As of December 31, 2022, the Company did not have any leases in excess of 12 months. See Note 8, Short Term Leases, for more information.

ASU 2019-12, Simplifying the Accounting for Income Taxes (Topic 740). In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes (Topic 740). This standard simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in ASC 740 related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The standard also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The standard is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021. The Company adopted this guidance on January 1, 2022 and it had no material impact on our consolidated financial statements.

ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments in this Update provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. This standard is effective for all entities as of March 12, 2020 through December 31, 2022. Early adoption is permitted. The Company adopted this guidance on January 1, 2022 and it had no material impact on our consolidated financial statements.

ASU 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity's Own Equity (Subtopic 815- 40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity. On August 5, 2020, the FASB issued ASU 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity. The amendments simplify the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity's own equity. The standard is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021. Early adoption is permitted. The Company adopted this guidance on January 1, 2022 and it had no material impact on our consolidated financial statements.

ASU 2022-03, Fair Value Measurement (Topic 820) - Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. On June 30, 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820) - Fair Value Measurement of

Equity Securities Subject to Contractual Sale Restrictions. The amendment clarifies that contractual sale restrictions should not be considered when measuring the equity security's fair value and prohibits an entity from recognizing a contractual sale restriction as a separate unit of account. The standard is effective for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2024. Early adoption is permitted. The Company adopted this guidance in June 2022, which resulted in the Company recognizing the assets acquired as part of the Business Combination at values that were not discounted for contractual sale restrictions, which had a material impact on the Company's consolidated financial statements in relation to the asset acquisitions as noted in Note 4, Asset Acquisitions.

New Accounting Pronouncements Issued but Not Yet Adopted

ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses. In 2016 and subsequently, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments including subsequent amendments to the initial guidance: ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825. Financial Instruments, ASU 2019-05, Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief, ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments - Credit Losses. ASU 326, and ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures and related amendments require credit losses on financial instruments measured at amortized cost basis to be presented at the net amount expected to be collected, replacing the current incurred loss approach with an expected loss methodology that is referred to as CECL. This ASU is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. While the Company does not anticipate the implementation would have a material effect on the Company’s consolidated operating results, cash flows, financial condition and related disclosures, the Company is currently evaluating the effect that implementation of this standard will have.

Note 3. BUSINESS COMBINATION

On May 23, 2022, MSP Recovery, Inc. consummated the Business Combination pursuant to the MIPA as noted in Note 1.

As a result of the closing of the Business Combination (the “Closing”), the Company is organized in an “Up-C” structure in which all of the business of Legacy MSP and its subsidiaries is held directly or indirectly by the Company, the Company is the managing member, consolidates Legacy MSP and the Company owns all of the voting economic Class A Units and the Members and their designees own all of the non-voting economic Class B Units in accordance with the terms of the first amended and restated limited liability company agreement of the Company. Each Up-C Unit may be exchanged for either, at the Company’s option, (a) cash or (b) one share of Class A common stock, par value $0.0001, of the Company (“Class A Common Stock”), subject to the provisions set forth in the LLC Agreement. The aggregate consideration paid to the Members (or their designees) at the Closing consisted of (i) 3,250,000,000 Units and (ii) rights to receive payments under the Tax Receivable Agreement ("TRA"). Of the 3,250,000,000 Units, 3,154,473,292 Units were issued in connection with the Closing and 95,526,708 Units were designated to the Company and Opco for cancellation (“Canceled Units”). Since the Closing, the Company has issued 50,022,000 Up-C Units to certain designated persons and intends to further issue shares of Class A Common Stock in respect of transaction-related bonuses or certain other designated persons, which together with the 50,022,000 Up-C Units would be equivalent in number to the Canceled Units.

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

The Company received net proceeds in the business combination transaction of approximately $23.4 million, which includes the restricted cash received as part of FEF shares as defined in Note 17, Derivative Liability. The Company incurred direct and incremental costs of approximately $79.2 million related to the Business Combination, which consisted primarily of investment banking, legal, accounting and other professional fees. These transaction-related costs were recorded as a reduction of additional paid-in capital in the consolidated balance sheets.

Warrants

As part of the business combination transaction, the Company assumed the liability related to the LCAP public warrants ("Public Warrants") of $12.5 million. Pursuant to the terms of the Existing Warrant Agreement, and after giving effect to the issuance of the New Warrants, as defined below, the exercise price of the Public Warrants decreased to $0.0001 per share of Class A Common Stock. During the period from the Closing Date to December 31, 2022, approximately 8.5 million warrants of the original 11.8 million warrants had been exercised. For the year ended December 31, 2022, the fair value of the warrants increased resulting in other expense of $2.9 million. Following anti-dilution adjustments made in connection with the Business Combination, the Public Warrants have an exercise price of $0.0001 per share, which have become exercisable as of 10 days after closing of the Business Combination, on a cashless basis.

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

Public Warrants and New Warrants are currently listed on Nasdaq under the symbols “LIFWZ” and “LIFWW”, respectively.

Tax Receivable Agreement

In connection with the Business Combination, the Company also entered into a TRA. Pursuant to the TRA, the Company is required to pay the sellers 85% of the amount of tax benefits that the Company actually realizes as a result of (i) the Company’s direct and indirect allocable share of existing tax basis acquired in the Business Combination, (ii) increases in the Company’s allocable share of existing tax basis and tax basis adjustments that will increase the tax basis of the tangible and intangible assets of the Company as a result of the Business Combination and as a result of sales or exchanges of Up-C Units for cash or shares of Class A Common Stock, and (iii) certain other tax benefits related to entering into the TRA, including tax benefits attributable to payments under the TRA.

During the year ended December 31, 2022, the Company’s TRA liability associated with the allocable share of existing tax basis acquired in the Business Combination would give rise to a TRA liability of $2.5 million. Furthermore, during the year ended December 31, 2022, 6,493,798 of Class V units were exchanged for Class A common stock of the Company, which will result in an increase in its share of the tax basis in the net assets of MSP Recovery, LLC; these exchanges will not give rise to a TRA liability due to the Company not receiving a tax basis adjustment that increased the tax basis of the tangible and intangible assets as a result of a limitation on the partnership tax allocations of built-in gains and losses.

The Company has assessed the realizability of the net deferred tax assets and, in that analysis, has considered the relevant positive and negative evidence available to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The Company has recorded a full valuation allowance against the deferred tax assets as of December 31, 2022, which will be maintained until there is sufficient evidence to support the reversal of all or some portion of these allowances. As the tax benefits associated with the TRA have not be recognized, based on estimates of future taxable income, the Company has concluded it is not probable to recognize any tax receivable agreement liability. If the valuation allowance recorded against the deferred tax assets is released in a future period, the Tax Receivable Agreement liability may be considered probable at that time and recorded within earnings.

Non-Controlling interest

As a result of the Business Combination, the Company reflects non-controlling interests due to the Up-C structure. The Company holds all of the voting Class A Units of Opco, whereas the Members (or their designees) hold all of the non-voting economic Class B Units of Opco (these Class B Units represent the non-controlling interest in the Company). The ownership percentage of Class V Common Stock held in the Company by the Members (or their designees) will be equivalent to the number of Class B Units held in the Company, and as such, reflects non-controlling interest in the Company, which is equivalent to the Class V Common Stock ownership percentage. See Note 12, Noncontrolling Interest, for more information on ownership interests in the Company.

Nomura Promissory Note

On May 27, 2022, the Company issued an unsecured promissory note to Nomura in a principal amount of approximately $24.5 million related to advisory fees and deferred underwriting fees and expenses that became due and payable by the Company to Nomura, in connection with the consummation of the Business Combination. On April 12, 2023, the Company amended the promissory note, increasing the principal amount to approximately $26.2 million and extending the maturity date of the promissory note to September 30, 2024. The amended note carries an interest rate of 16% per annum and is payable in kind or in cash, at the Company's discretion, every 30 calendar days after April 12, 2023. Upon two days prior written notice to Nomura, the Company may prepay all or any portion of the then outstanding principal amount under the promissory note together with all accrued and unpaid interest thereon. The balance of the unsecured promissory note and related interest are included within Claims financing obligations and notes payable in the consolidated balance sheet.

Note 4. ASSET ACQUISITIONS

On May 23, 2022 as part of the closing of the Business Combination, the Company acquired assets through the issuance of Up-C units. In exchange for approximately 196.6 million Up-C units, the Company acquired CCRAs previously held by Series MRCS, an affiliate of MSP. The CCRAs are included as Intangible Assets, net in the consolidated balance sheet.

The CCRAs are held at cost, which was determined using the opening market price of the Company's Class A shares as of the day subsequent to the Closing Date discounted by 4.5% for lack of marketability due to timing before shares are sellable. The Company determined the appropriate measurement date was the opening of the first trading day of the Class A shares after the Closing Date as this reflects the equivalent value of the Up-C units provided to the sellers. The Up-C units provided to the sellers did not include New Warrants and as such the Class A shares value excluding the New Warrants was reflected at the Close of the first trading day after the Closing Date. The CCRAs are treated as finite life intangible assets similar to other CCRAs that the Company has acquired and have a useful life of 8 years. For further details on this CCRA acquisition, see Note 7, Intangible Assets, Net.

On May 23, 2022 as part of the closing of the Business Combination, the Company acquired assets through the issuance of Up-C units. In exchange for approximately 356.8 million Up-C units, the Company acquired the rights to receive the distributable net proceeds (the "Proceeds") of a portfolio of Claims owned by VRM MSP, a Delaware limited liability company and joint investment vehicle of VRM and Series MRCS. Under this asset acquisition structure, the Company determined that the arrangements to acquire the rights to proceeds from certain Claims recovery rights along with the guarantee of the VRM Full Return (noted and defined below) result in the Company consolidating the Series. Upon consolidation, the Company included the value of the Up-C units provided and the value of the guarantee as Intangible Assets, net in the consolidated balance sheet. These are held at cost and treated as finite life intangible assets similar to other CCRAs that the Company has acquired and have a useful life of 8 years.

In connection with such transaction the Company agreed to pay Virage an amount equal to the contributions by Virage to VRM MSP plus an annual rate of return of 20% (the "VRM Full Return"). Pursuant to the terms of the agreement with Virage, such amount is payable exclusively by any of the following means (or any combination thereof): (a) the Proceeds, (b) a sale of certain reserved shares of Messrs. John Ruiz and Frank Quesada, and the delivery of the resulting net cash proceeds thereof to VRM, or (c) a sale of shares by the Company and delivery of the net cash proceeds thereof to VRM. The amount of the VRM Full Return was $787.9 million as of December 31, 2022. Upon payment of the VRM Full Return, VRM and Series MRCS would assign and transfer to the Company their respective rights to receive all Proceeds. As the Company incurred debt related to the VRM Full Return as included in the guarantee obligation within the consolidated balance sheet, this value was included in the purchase price and is included in Intangible Assets, net, in the consolidated balance sheet for the full value of the VRM Full Return at the acquisition date. Any subsequent interest accrual is reflected within interest expense in the consolidated statement of operations. Separately, the VRM Full Return was guaranteed by Messrs. John Ruiz and Frank Quesada for any remaining required payment of the VRM Full Return as of May 23, 2023.

On April 12, 2023, the Company entered into an amendment (the "Virage MTA Amendment") to the agreement with Virage pursuant to which the payment date for the VRM Full Return was extended from May 23, 2023 until September 30, 2024, subject to acceleration upon certain triggering events. See Note 19, Subsequent Events.

Note 5. INVESTMENT IN EQUITY METHOD INVESTEES

The Company holds three investments which are accounted for using the equity method: MAO-MSO Recovery II LLC Series PMPI (“Series PMPI”), MAO-MSO Recovery LLC and MAO-MSO Recovery II LLC (both collectively the “MAO-MSO entities”).

Series PMPI is a series of MAO-MSO Recovery II LLC. The Company exercises significant influence over the operating and financial activities of Series PMPI, but does not exercise control of the entity. In accordance with Series PMPI’s operating agreement, the controlling member is entitled to a preferred return of 20% per annum (the “Preferred Return”). Once the Preferred Return has been met, the controlling member is entitled to 50% of Claims recoveries by PMPI. The noncontrolling member is allocated 100% of the costs of PMPI. Since the Preferred Return exceeds the total members’ equity of PMPI as of both December 31, 2022 and December 31, 2021, the value of the equity method investment in the consolidated balance sheet is $0.

The MAO-MSO entities are Delaware limited liability companies formed as master series entities whose central operations are to form other series legal entities that will hold and pursue Claims recovery rights. The MAO-MSO entities are not designed to hold or pursue Claims recoveries themselves. The Company holds a 50% economic interest in both entities, and has significant influence through its equity investment, but does not control either entity. As equity method investments, the Company recognizes its proportionate share of net earnings or losses as equity earnings in Other income. The activity of these entities has been insignificant for the years ended December 31, 2022, 2021 and 2020. Since the Company did not make a contribution to the MAO-MSO entities and the entities have recorded losses, the value of the equity method investment in the consolidated balance sheets is $0 as of both December 31, 2022 and December 31, 2021.

Summary financial information for equity accounted investees, not adjusted for the percentage ownership of the Company is as follows:

	For the year ended,
Series PMPI (in thousands)	December 31, 2022	December 31, 2021	December 31, 2020
Revenue	22	1	34
Amortization	2,000	2,000	2,000
Other expenses	8	-	20
Profit (Loss)	(1,986)	(1,999)	(1,986)

Series PMPI (in thousands)	December 31, 2022	December 31, 2021
Total Assets	$3,341	5,390
Total Liabilities	$274	266

Note 6. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of the following:

	December 31,	December 31,
(In thousands)	2022	2021
Office and computer equipment	$430	$356
Leasehold improvements	113	113
Internally developed software	4,050	1,020
Other software	68	66
Property, plant and equipment, gross	$4,661	$1,555
Less: accumulated depreciation and amortization of software	(1,229)	(805)
Property, plant and equipment, net	$3,432	$750

For the years ended December 31, 2022, 2021 and 2020, depreciation expense and amortization expense was $424 thousand, $343 thousand and $235 thousand, respectively.

Note 7. INTANGIBLE ASSETS, NET

During the year ended December 31, 2022, the Company acquired CCRAs held by Series MRCS and consolidated CCRAs held by the Series. The assets were acquired through the issuance of equity as part of the Business Combination. The assets are held at cost and treated as a finite intangible asset with a useful life of 8 years.

Intangible assets, net consists of the following:

(in thousands)	December 31, 2022	December 31, 2021
Intangible assets, gross	$3,630,823	$84,955
Accumulated amortization	(267,667)	(737)
Net	$3,363,156	$84,218

During the year ended December 31, 2022, in addition to the CCRAs acquired as part of the Business Combination the Company purchased $64.8 million of CCRAs included in Intangible assets, net, of which $2.7 million was paid in cash, $11.0 million was paid through Class A Common Stock issuance and $51.2 million is recorded within Other Current Liabilities in the consolidated balance sheet as of December 31, 2022 and will be paid through the issuance of Class A Common Stock. The payment is due in the second quarter of 2023. For the CCRAs acquired through equity issuance, the Company is required to provide additional shares or cash if the value of the shares provided is not equal to $10.0 million or greater within 1 year of issuance. As such, the Company recorded a liability of $8.7 million within Other current liabilities in the consolidate balance sheet for the difference between $10.0 million and the fair value of the shares as of December 31, 2022.

For the years ended December 31, 2022, 2021 and 2020, Claims amortization expense was $266.9 million, $164 thousand, and $125 thousand, respectively.

Future amortization for CCRAs is expected to be as follows:

(in thousands)	CCRAs Amortization
2023	$453,853
2024	453,853
2025	453,780
2026	453,728
2027	453,728
Thereafter	1,094,214
Total	$3,363,156

Note 8. SHORT TERM LEASES

The Company leases office space under a non-cancellable operating lease expiring November 2023. In addition, the Company rents an office space from the Law Firm, which is on a month-to-month basis and therefore is not included in the future minimum lease payments below. Rent expense for the years ended December 31, 2022, 2021 and 2020 was $0.8 million, $0.8 million and $1.5 million, respectively. With the adoption of ASC 842 as noted in Note 2, Basis of Presentation and Summary of Significant Accounting Policies, the Company has made an accounting policy election to capitalize leases with initial terms in excess of 12 months. As of December 31, 2022, the Company did not have any leases in excess of 12 months.

The future minimum lease payments under non-cancellable operating leases as of December 31, 2022 for the next five years and thereafter are as follows:

(In thousands)	Lease Payments
Year Ending December 31,
2023 (1)	$217
Total	$217

(1) Operating lease expires before or during the year ending December 31, 2023.

Note 9. INCOME TAX

The Company holds an economic interest in MSP Recovery, LLC and consolidates its financial position and results. The remaining ownership of MSP Recovery, LLC not held by the Company is considered a noncontrolling interest. MSP Recovery, LLC is treated as a partnership for income tax reporting and its members, including the Company, are liable for federal, state, and local income taxes based on their share of the LLC’s taxable income.

There was no provision for income tax for the years ended December 31, 2022, 2021, and 2020.

A reconciliation of the United States statutory income tax rate to the Company’s effective tax rate for the year ended December 31, 2022, 2021, and 2020 is as follows for the years indicated:

	December 31, 2022	December 31, 2021	December 31, 2020
Federal Statutory rate	21.00%	21%	21%
Noncontrolling interests/effect of pass-through entities	-20.70%	-21%	-21%
Valuation allowance	-0.40%	0%	0%
Other	0.10%	0%	0%
Effective Income tax rate	0.00%	0%	0%

Details of the Company’s deferred tax assets and liabilities at December 31, 2022 and 2021 are as follows for the years indicated:

	December 31, 2022	December 31, 2021
Deferred tax assets
Net operating loss carryforward	$423	53
Investment in MSP Recovery, LLC	38,263	-
Start-up Costs	917	804
Transaction Costs	3,224	-
Total deferred tax assets	42,827	857
Valuation Allowance	-42,827	-857
Total Deferred tax assets (liability)	$-	-

The Company has a deferred tax asset for the difference between the financial reporting and the tax basis of its investment in MSP Recovery, LLC. The deferred tax asset above does not consider the iterative impact of the TRA liability as the entire liability has not been recorded as of December 31, 2022.

As of December 31, 2022 and 2021, the Company had $3,854,829 and $446,481 of U.S. gross federal and state net operating loss carryovers available to offset future taxable income, respectively.

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

As of December 31, 2022 and 2021, the Company has not recorded any unrecognized tax benefits. The Company files income tax returns in the U.S. federal jurisdiction and Florida which remain open and subject to examination by the various taxing authorities. As of December 31, 2022, the Company’s federal and state and local income tax years 2019 through 2022 remain open and are subject to examination.

Note 10. VARIABLE INTEREST ENTITIES

Investments in consolidated Variable Interest Entities

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

The Company includes a number of entities that are determined to be VIEs and for which the common control group can direct the use of the entities’ assets and resources for other purposes. The Company consolidates VIEs in which one of the combined entities is the primary beneficiary.

The assets of the consolidated VIEs may only be used to settle obligations of these VIEs and to settle any investors’ ownership liquidation requests. There is no recourse to MSP for the consolidated VIEs’ liabilities. The assets of the consolidated VIEs are not available to MSP’s creditors.

Total assets and liabilities included in its consolidated balance sheets for these VIEs were $2.3 billion and $0.4 million, respectively, at December 31, 2022 and $9.7 million and $122.7 million, respectively, at December 31, 2021. The assets at December 31, 2022 include the Intangible Assets, net included in the Series of $2.3 billion.

Investments in unconsolidated Variable Interest Entities

The Company is involved with VIEs in which it has investments in equity but does not consolidate because it does not have the power to direct the activities that most significantly impact their economic performance and thus is not considered the primary beneficiary of the entities. Those VIEs are reflected as equity method investments.

Total assets and liabilities for these VIEs were $3.4 million and $0.3 million, respectively, at December 31, 2022 and $5.4 million and $0.3 million, respectively, at December 31, 2021.

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

Note 11. CLAIMS FINANCING OBLIGATIONS AND NOTES PAYABLE

During the year ended December 31, 2022, the Company finalized an Amendment to Claim Proceeds Investment Agreement and a Warrant Agreement with Brickell Key Investments LP (the "Holder"), pursuant to which the parties have agreed to amend the original Claims Proceeds Investment Agreement ("CPIA") and required payment terms. The Amendment and Warrant Agreement were executed effective September 30, 2022. Pursuant to the agreements, the Company grants to the Holder the right to purchase Class A common shares in the Company (the "Class A Shares") in accordance with the terms and conditions of the Agreement. The maximum amount of Class A Shares that the Holder may purchase from the Company is 66,666,666 (the “Amount”) for a purchase price equal to $6,666.67 ($0.0001 per Class A Share) and is payable in cash. This Warrant (the “Warrant”) will expire at 5:00 p.m. (Eastern Time), on September 30, 2027 and may be exercised in whole or in part by Holder at any time prior to such date. The Holder can only sell a maximum of 15% per month of the Class A Shares obtained through the Warrant. In exchange for the Company issuing the Warrant, the amounts owed to the Holder pursuant to CPIA are amended to equal $80 million. The Holder has the right to receive the $80 million owed through proceeds as outlined in the CPIA, cash paid by the Company or monetization of the Warrant (through the sale of the Warrant or sale of the underlying Class A Shares). If the Holder monetizes the Warrant, the amount owed will be reduced at a measure of $1.20 per Class A Share. In connection with the Amendment and Warrant Agreement, the Holder also executed a Stock Pledge Agreement (the "Pledge Agreement") with MSP Founders, John H. Ruiz and Frank Quesada (the "Founders"). As part of the agreement, the Founders agreed to pledge 50 million shares to secure payment of the original principal amount of the CPIA. If the Holder were to receive amounts in excess of $80 million, the Founders would receive interest of 10% on the original principal amount of the CPIA. In addition, the Pledge Agreement provides the right to repurchase the Warrant from the Holder on or before June 30, 2023. The Founders entered into an agreement with the Company where this repurchase right has been assigned to the Company (the "Side Agreement"). The Pledge Agreement and Side Agreement were executed effective September 30, 2022. As the Company has, at its option, the ability to pay its obligation through cash proceeds or through monetization of the Warrants, the amount owed as of December 31, 2022 was included as Claims financing obligation and notes payable on the consolidated balance sheet. Also, the liability related to the remaining amounts due was recorded as $80 million as of December 31, 2022 as the Company, at its option, has the ability to repurchase the Warrants for $80 million on or before June 30, 2023. The resulting gain on debt extinguishment from the amendment was $63.4 million and was recorded in Other income (expense), net within the consolidated statement of operations for the year ended December 31, 2022.

Based on Claims financing obligations and notes payable agreements, as of December 31, 2022 and December 31, 2021, the present value of amounts owed under these obligations were $201.3 million and $201.4 million, respectively, including unpaid interest to date of $2.8 million and $94.5 million, respectively. The weighted average interest rate is 6.3% based on the current book value of $201.3 million with rates that range from 2% to 11.04%. The Company is expected to repay these obligations from cash flows from Claim recovery income or potentially through class A common stock issuances.

As of December 31, 2022, the minimum required payments on these agreements are $354.9 million. Certain of these agreements have priority of payment regarding any proceeds until full payment of the balance due is satisfied. The maturity of the commitments range from the date sufficient Claims recoveries are received to cover the required return or in some cases by 2031.

Also, during 2020, the Company obtained funds under the Paycheck Protection Program (the “PPP Loan”) in the amount of $1.1 million. Since the amount must be repaid unless forgiven in accordance with the Paycheck Protection Program, the Company accounted for the funds as debt under ASC 470. As of December 31, 2022 and December 31, 2021, the total amount of the PPP Loans have been forgiven.

Note 12. NONCONTROLLING INTEREST

The non-controlling interest balance primarily represents the Up-C Units of the Company held by the Members. The following table summarizes the ownership of Units in the Company as of December 31, 2022:

	Common Units	Ownership Percentage
Ownership of Class A Common Units	74,605,284	2.3%
Ownership of Class V Common Units	3,147,979,494	97.7%
Balance at end of period	3,222,584,778	100.0%

The non-controlling interest holders have the right to exchange Up-C Units, at the Company's option, for (i) cash or (ii) one share of Class A Common Stock, subject to the provisions set forth in the LLC Agreement. As such, future exchanges of Up-C Units by non-controlling interest holders will result in a change in ownership and reduce or increase the amount recorded as non-controlling interest and increase or decrease additional paid-in-capital or retained earnings when the Company has positive or negative net assets, respectively. As of December 31, 2022, 6.5 million Up-C Units have exchanged into Class A shares.

In addition to the non-controlling interest related to Up-C Units, the Company also has non-controlling interests related to the Series as noted in Note 10, Variable Interest Entities, and MAO-MSO Recovery LLC Series FHCP (“FHCP”), which is a non-wholly owned subsidiary of MSP Recovery, LLC. In accordance with FHCP’s operating agreement, the noncontrolling member is entitled to a preferred return of 20% per annum (the “Preferred Return”). Once the Preferred Return has been met, the noncontrolling member is entitled to 80% of Claims recoveries by FHCP. The controlling member is allocated 100% of the costs of FHCP. Since the Preferred Return exceeds the total members’ equity of FHCP as of December 31, 2022 and December 31, 2021, the non-controlling interest also includes $4.3 million representing the entire members’ equity of FHCP.

Note 13. COMMITMENTS AND CONTINGENCIES

The Company is subject to certain legal proceedings, Claims, investigations, and administrative proceedings in the ordinary course of its business. The Company records a provision for a liability when it is both probable that the liability has been incurred and the amount of the liability can be reasonably estimated. These provisions, if any, are reviewed and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. Depending on the nature and timing of any such proceedings that may arise, an unfavorable resolution of a matter could materially affect the Company’s future consolidated results of operations, cash flows or financial position in a particular period. As of December 31, 2022, there was no material pending or threatened litigation against us.

The Company pursues Claims recoveries through settlement, arbitration and legal proceedings. The accounting policy for these activities is discussed under Claims recovery income in Note 2, Basis of presentation and summary of significant accounting policies.

Approximately 93% of the Company's expected recoveries arise from Claims being brought under the Medicare Secondary Payer Act private cause of action (Section 1862(b)(3)(A) of the Social Security Act (42 U.S.C. § 1395y(b)(3)(A)). This law allows the Company to pursue recoveries against primary payers for reimbursement of medical expenses that the Company's assignors paid for when primary payers (i.e., liability insurers) were responsible for payment. On May 16, 2023, Senators Tim Scott (R-SC) and Maggie Hassan (D-NH) and Representatives Brad Schneider (D-IL) and Gus Bilirakis (R-FL) introduced the Repair Abuses of MSP Payments Act (S.1607/H.R.3388) (the “RAMP Act”) in the U.S. Senate and the U.S. House of Representatives, respectively, seeking to amend the private cause of action under the Medicare Secondary Payer Act, by striking “primary plan” and inserting “group health plan” (as defined in paragraph 42 U.S.C. § 1395y(b)(1)(A)(v)).

The Medicare Secondary Payer Act’s private cause of action—a fundamental component of how the Company is able to calculate damages—incentivizes private parties, such as MSP Recovery, to pursue reimbursement of conditional payments by rewarding them with double damages. If the Medicare Secondary Payer Act is changed, or if the RAMP Act were enacted to apply retroactively, it could significantly reduce the Company's potential recoveries and have a material adverse effect on its business, financial condition, and results of operations.

Note 14. RELATED PARTY

Loan from related parties

During the year ended December 31, 2022, the Company issued an unsecured promissory note in an aggregate principal amount of $112.8 million (the “Promissory Note”) to John H. Ruiz and Frank C. Quesada, the Company’s Chief Executive Officer and director and Chief Legal Officer and director, respectively (collectively, the “MSP Principals”), to provide cash to pay transaction costs related to the Merger, pay down affiliate payable balances and provide operating cash to the Company. In addition to the amounts in the Promissory Note, at the merger date with LCAP, the MSP Principals contributed $13.0 million through funds that had been loaned to VRM MSP to cover related service fees. The Promissory Note as well as the amount contributed at the merger date bears interest at an annual rate of 4%, payable in kind, and will mature on the four-year anniversary of the issuance. The Promissory Note is payable by the Company at any time, without prepayment penalties, fees, or other expenses. During the year ended December 31, 2022, the Company recorded $2.7 million on interest expense related to the Promissory Note.

A portion of the proceeds under the Promissory Note in an amount equal to $36.5 million was advanced to the Law Firm, an affiliate of certain Members, for certain operating expenses as contemplated by the Legal Services Agreement. This amount is reflected in prepaid expenses and other current assets within the consolidated balance sheets and had a balance of $26.9 million as of December 31, 2022. The payments of Law Firm expenses are reflected in Professional fees - legal within the consolidated statement of operations. The payments are expense as incurred as the Company doesn't have recourse to these amounts, but if the Law Firm earns fees under the legal service agreements (the "Existing LSAs") noted below, the Company would not be obligated to pay these costs until the amount of fees earned were in excess of the payments of Law Firm expenses and payments the Company has made to co-counsels. As of as December 31, 2022, the Company has paid Law Firm expenses and co-counsel fees equal to $21.9 million in excess of the fees earned under the Existing LSAs. Therefore, the Company would not be required to pay or incur expenses through cost of Claims recoveries until the amount of fees earned were in excess of the amounts already paid. As of December 31, 2022, this represents prepayments that would cover recoveries of $109.5 million assuming the 40% fees on the half owned by the Company as fees are not incurred on the half owned by the assignors.

Legal Services – MSP Recovery Law Firm

Certain Company entities have previously entered into the Existing LSAs with the Law Firm, an affiliate of certain Members, for the recovery of Claims. Pursuant to the terms of the Existing LSAs, the Law Firm provides the Company with investigation, case management, research and legal services in the pursuit of recovery of Claims in exchange for a portion of the recovered proceeds relating to such Claims. The Existing LSAs also provide that the Law Firm serves as exclusive lead counsel for any litigation relating to such Claims. As of December 31, 2022 there was no amount due as amounts paid through the prepaid noted above had covered amounts of existing LSAs due to the Law Firm for Claim recoveries. As of December 31, 2021, $5.5 million was due to the Law Firm and included in the consolidated balance sheets in Affiliate Payable. For the year ended December 31, 2022, $29.7 million was included in Professional fees - Legal for expenses related to the Law Firm in the consolidated statements of operations. The amounts were largely due to share base compensation as noted below and the payment of Law Firm expenses per the related party loan as noted above. For the years ended December 31, 2021 and 2020, the amounts were de minimis. For the year ended December 31, 2022, $405 thousand were included in cost of Claims recoveries for expenses related to the Law Firm in the consolidated statements of operations. For the years ended December 31, 2021 and 2020, no amounts were included cost of Claims recoveries for expenses related to the Law Firm in the consolidated statements of operations.

The Law Firm may also collect and/or hold cash on behalf of the Company in the ordinary course of business. As of December 31, 2022 and December 31, 2021, $2.1 million and $3.4 million, respectively, was due from the Law Firm and included in the consolidated balance sheets in Affiliate Receivable. In addition, the Company rents office space from the Law Firm as discussed in Note 8, Short Term Leases.

For the year ended December 31, 2022, the Company issued 8,022,000 Class A common stock shares to the Law Firm employees, which was deemed to be share based compensation. As such $20.1 million of expense was included within Professional fees - Legal for expenses related to the Law Firm in the consolidated statements of operations for the year ended December 31, 2022.

MSP Recovery Aviation, LLC

The Company may make payments related to operational expenses on behalf of its affiliate, MSP Recovery Aviation, LLC (“MSP Aviation”). MSP Aviation was created to provide aircraft rental to third party customers and the Company. The Company has made payments in the periods of the financial statements only related to specifically billed flights and these rates are at or below the market rate for such services. As of both December 31, 2022 and December 31, 2021, $153 thousand was due from MSP Aviation and included in the consolidated balance sheets in Affiliate Receivable. For the year ended December 31, 2022, $400 thousand was included in

General and Administrative expenses related to MSP Aviation in the consolidated statements of operations. For the year ended December 31, 2021 and 2020, the amounts were de minimis.

Funds held for other entities

The Company may collect and/or hold cash on behalf of its affiliates in the ordinary course of business. As of December 31, 2022 and December 31, 2021, $19.8 million and $39.7 million was due to affiliates of the Company and included in the consolidated balance sheets in Affiliate Payable. These amounts were primarily due to Series MRCS, and will be repaid either through excess cash flows from operations or other financing. During the year ended December 31, 2021, the Company also entered into a note payable with Series MRCS as outlined in Note 7, Intangible Assets, Net. As of December 31, 2022 and December 31, 2021, the balance of the note payable was $0.5 million and included in the consolidated balance sheets in Claims financing obligation and notes payable.

As of December 31, 2022 and December 31, 2021, there were additional receivables from other affiliates of $148 thousand and $92 thousand, respectively. As of December 31, 2021, $0.4 million was due to MSP National, LLC from Series MRCS. These were included in the consolidated balance sheets in Affiliate Receivable.

VRM

Historically, MSP Recovery, LLC has received Claims recovery service income for services provided to VRM MSP. The Company concluded that VRM MSP is a related party due to ownership interests in the entity held by Series MRCS LLC. During the years ended December 31, 2022, 2021 and 2020, $10.6 million, $11.5 million and $13.1 million, respectively, of Claims recovery service income was received from VRM MSP as part of the servicing agreement and was included in the consolidated statements of operations. As of the merger date, the VRM MSP servicing agreement was terminated.

Note 15. INVESTMENTS IN EQUITY SECURITIES AND OBLIGATIONS TO DELIVER SECURITIES

The Company had an outstanding obligation to provide equity securities (a “short position”) as of December 31, 2020. The short position was classified as a liability, marked-to-market and was evaluated at Level 1 for fair value. During the year ended December 31, 2021, the Company covered its short position by acquiring 100,000 equity shares of a publicly traded U.S. company for $1.8 million, recognizing a realized loss of $193 thousand in Other income, net in the consolidated statements of operations. As of December 31, 2022 and December 31, 2021, the Company had no investments in equity securities.

Note 16. NET LOSS PER COMMON SHARE

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

Prior to the Business Combination, the equity structure of MSP Recovery, LLC included units which shared in the profits and losses of MSP Recovery, LLC. In reviewing the calculation of earnings per unit for periods prior to the Business Combination, the Company concluded that it resulted in values that would not be meaningful to the users of the consolidated financial statements. As such, earnings per share information for the year ended December 31, 2021 and 2020 has not been presented. The basic and diluted earnings per share for the year ended December 31, 2022 represent loss from only the period from the Closing Date to December 31, 2022 for the Company.

The following table sets forth the computation of basic and diluted earnings per share of Class A common stock:

(In thousands except shares and per share amounts)	Year ended December 31, 2022
Numerator - basic and diluted:
Net loss	$(401,905)
Less: Net loss attributable to MSP Recovery, LLC pre Business Combination	28,640
Less: Net loss attributable to the noncontrolling interest post Business Combination	365,848
Net loss attributable to common shareholders	$(7,417)
Denominator - basic and diluted:
Weighted-average shares of Class A common stock outstanding - basic	61,825,105
Effect of dilutive securities:
Weighted-average shares of Class A common stock outstanding - dilutive	61,825,105
Earnings per share of Class A common stock - basic	$(0.12)
Earnings per share of Class A common stock - diluted	$(0.12)

Shares of the Company’s Class V common stock do not participate in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class V common stock under the two-class method has not been presented.

In the calculation for earnings per share for the year ended December 31, 2022, the Company excluded from the calculation of diluted earnings per share 3,147,979,494 shares of Class V common stock, 3,319,304 Public Warrants outstanding, 66,666,666 CPIA Warrants and 1,028,046,326 shares of New Warrants outstanding because their effect would have been anti-dilutive.

Note 17. DERIVATIVE LIABILITY

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

At closing of the Business Combination, the Company transferred from the trust account to an escrow account an amount equal to (a) the aggregate number of such Subject Shares (approximately 1.1 million shares), multiplied by (b) the per share redemption price for shares out of the trust account, as a prepayment to CF of the amount to be paid to CF in settlement of the Transaction for the number of shares owned by CF at the closing of the Business Combination (the “FEF Shares”). CF may sell the Subject Shares at its sole discretion in one or more transactions, publicly or privately. Any such sale shall constitute an optional early termination of the Transaction upon which (a) CF will receive from the escrow account an amount equal to the positive excess, if any, of (x) the product of the redemption price and the aggregate number of shares over (y) an amount equal to the proceeds received by CF in connection with sales of the shares, and (b) the Company will receive from the escrow account the amount set forth in (y) above.

The Company concluded that the instrument includes an embedded derivative for the change in value of the Company's Class A common stock and as such, at the end of each period the Company will mark to market the shares through booking a derivative liability/asset. The calculation of the derivative liability/asset would be the difference between the restricted cash and current fair value of the outstanding FEF shares (number of FEF shares multiplied by market price of the Company's Class A common stock as of period end). As of December 31, 2022, CF had not sold any FEF shares. The aggregate purchase price of $11.4 million is reflected in restricted cash with the fair value of the shares of $1.8 million included as Class A common stock subject to possible redemption within temporary equity and the derivative liability of $9.6 million reflected in current liabilities in the consolidated balance sheets.
Note 18. QUARTERLY FINANCIAL DATA (UNAUDITED) RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Description of Restatement of Financial Information

Subsequent to the issuance of the interim financial information as of and for the periods ended June 30, 2022 and September 30, 2022, management identified material errors in such financial information. As disclosed within Note 4, Asset Acquisitions, the Company acquired various intangible assets in connection with the Business Combination. The Company identified an error in the accounting for these acquisitions, in that the Class A market price as of the Closing Date utilized in the valuation included the value of the New Warrants, whereas the Up-C Units provided in the acquisition did not have rights to New Warrants. Therefore, the Class A market price didn't equate to the value of the Up-C Units until the opening of the day after the Closing Date when the New Warrants became detached from the Class A shares. This error impacts the intangible assets value that was acquired as of the Closing Date and the resulting amortization of those assets.

In addition, the Company also determined, based on analysis of the rights to cash flows from the Series and the related guaranty obligation, that the Company is the primary beneficiary of the Series, and therefore should consolidate as of the transaction date. This error impacts the intangible assets and indemnification asset value that was acquired as the balance is now reflected in Intangible Assets, net and is therefore amortized rather than recorded as a financial asset; as a result of this change, the indemnification asset is no longer recorded and the Virage Guaranty is accreted through interest expense. The Company's financial statements should also include the activity of the Series from the date of acquisition as it is now consolidated.

As a result of these errors, the Company determined that the valuation of the asset acquisitions and impacts of consolidating the Series were misstated in the Company's financial statements for the periods ending June 30 and September 30, 2022. In the following tables, the Company has presented a reconciliation of its unaudited condensed consolidated financial information as originally reported, to the as restated amounts as of and for the three and six months ended June 30, 2022, and the three and nine months ended September 30, 2022. The restatements will be reflected in the comparative financial statements included in our future filings of our 2023 unaudited condensed consolidated financial statements within our Quarterly Reports on Form 10-Q.

The table below sets forth the unaudited condensed consolidated balance sheet information, including the balances as reported, adjustments and the balances as restated:

	For the reporting period
(In thousands except per share amounts)	June 30, 2022
	As previously	Restatement
	reported	Adjustments	As Restated
ASSETS
Current assets:
Accounts receivable	$901	17	$918
Indemnification asset	719,413	(719,413)	-
Total current assets	795,780	(719,396)	76,384
Deferred tax asset	857	(857)	-
Intangible assets, net	2,095,735	1,441,475	3,537,210
Investment in rights to claim recovery cash flows	3,673,610	(3,673,610)	-
Total assets	$6,566,932	$(2,952,388)	$3,614,544

Stockholders' Equity (Deficit):
Additional paid-in capital	$187,269	(60,479)	$126,790
Accumulated deficit	(23,074)	(592)	(23,666)
Total Stockholders' Equity (Deficit)	$164,517	$(61,071)	$103,446
Non-controlling interest	5,251,837	(2,891,317)	2,360,520
Total equity	$5,416,354	$(2,952,388)	$2,463,966
Total liabilities and equity	$6,566,932	$(2,952,388)	$3,614,544

	For the reporting period
	September 30, 2022
	As previously	Restatement
(In thousands except per share amounts)	reported	Adjustments	As Restated
ASSETS
Current assets:
Accounts receivable	$7,525	138	$7,663
Indemnification asset	752,510	(752,510)	-
Total current assets	820,157	(752,372)	67,785
Deferred tax asset	857	(857)	-
Intangible assets, net	2,077,571	1,395,955	3,473,526
Investment in rights to claim recovery cash flows	3,673,610	(3,673,610)	-
Total assets	$6,574,675	$(3,030,884)	3,543,791

Stockholders' Equity (Deficit):
Additional paid-in capital	$201,656	(66,689)	$134,967
Accumulated deficit	(23,537)	(2,201)	(25,738)
Total Stockholders' Equity (Deficit)	$178,441	$(68,890)	109,551
Non-controlling interest	5,213,812	(2,961,994)	2,251,818
Total equity	$5,392,253	$(3,030,884)	2,361,369
Total liabilities and equity	$6,574,675	$(3,030,884)	3,543,791

The tables below set forth the unaudited condensed consolidated statements of operations, including the balances as reported, adjustments and the as restated balances:

	For the three months ended June 30, 2022			For the six months ended June 30, 2022
(In thousands except per share amounts)	As Reported	Restatement Adjustments	As Restated	As Reported	Restatement Adjustments	As Restated
Claims recovery income	$1,319	38	$1,357	$1,428	38	$1,466
Claims recovery service income	3,971	-	3,971	12,047	-	12,047
Total Claims Recovery	$5,290	$38	$5,328	$13,475	$38	$13,513
Operating expenses
Cost of claim recoveries	694	8	702	701	8	709
Claims amortization expense	23,818	15,173	38,991	26,535	15,173	41,708
Professional fees	3,118	13	3,131	5,056	13	5,069
Total operating expenses	57,449	15,194	72,643	69,108	15,194	84,302
Operating Loss	$(52,159)	$(15,156)	$(67,315)	$(55,633)	$(15,156)	$(70,789)
Interest expense	(10,977)	(13,375)	(24,352)	(21,392)	(13,375)	(34,767)
Net loss before provision for income taxes	$(77,450)	$(28,531)	$(105,981)	$(91,341)	$(28,531)	$(119,872)
Provision for income tax benefit (expense)	326	(326)	-	326	(326)	-
Net loss	$(77,124)	$(28,857)	$(105,981)	$(91,015)	$(28,857)	$(119,872)
Less: Net (income) loss attributable to non-controlling members	75,836	28,265	104,101	89,727	28,265	117,992
Net loss attributable to controlling members	$(1,288)	$(592)	$(1,880)	$(1,288)	$(592)	$(1,880)

Basic and diluted weighted average shares outstanding, Class A Common Stock	13,607,255	N/A	13,607,255	13,607,255	N/A	13,607,255
Basic and diluted net income per share, Class A Common Stock	$(0.09)	N/A	$(0.14)	$(0.09)	N/A	$(0.14)

	For the three months ended September 30, 2022			For the nine months ended September 30, 2022
(In thousands except per share amounts)	As Reported	Restatement Adjustments	As Restated	As Reported	Restatement Adjustments	As Restated
Claims recovery income	$2,571	188	$2,759	$3,999	$226	$4,225
Total Claims Recovery	$8,319	$188	$8,507	$21,794	$226	$22,020
Operating expenses
Cost of claim recoveries	1,160	38	1,198	1,861	45	1,906
Claims amortization expense	66,331	45,520	111,851	92,866	60,694	153,560
Professional fees	5,875	29	5,904	10,931	42	10,973
Total operating expenses	88,104	45,587	133,691	157,212	60,781	217,993
Operating Loss	$(79,785)	$(45,399)	$(125,184)	$(135,418)	$(60,555)	$(195,973)
Interest expense	(13,083)	(33,097)	(46,180)	(34,475)	(46,472)	(80,947)
Net loss before provision for income taxes	$(27,060)	$(78,496)	$(105,556)	$(118,401)	$(107,027)	$(225,428)
Provision for income tax benefit (expense)	-	-	-	326	(326)	-
Net loss	$(27,060)	$(78,496)	$(105,556)	$(118,075)	$(107,353)	$(225,428)
Less: Net (income) loss attributable to non-controlling members	26,597	76,887	103,484	116,324	105,152	221,476
Net loss attributable to controlling members	$(463)	$(1,609)	$(2,072)	$(1,751)	$(2,201)	$(3,952)

Basic and diluted weighted average shares outstanding, Class A Common Stock	69,036,899	—	69,036,899	53,138,474	—	53,138,474
Basic and diluted net income per share, Class A Common Stock	$(0.01)	$(0.02)	$(0.03)	$(0.03)	$(0.04)	$(0.07)

The table below sets forth the unaudited condensed consolidated statements of cash flows, including balances as reported, adjustments and balances as restated amounts. Note that only amounts that have changed have been disclosed:

	For the six months ended June 30,
(In thousands)	As Previously Reported	Restatement Adjustments	As Restated
Cash flows from operating activities:
Net loss	$(91,015)	$(28,857)	$(119,872)
Claims amortization expense	26,535	15,173	41,708
Paid in kind interest	21,369	13,375	34,744
Deferred income taxes	(857)	326	(531)
Change in operating assets and liabilities:
Accounts receivable	(901)	(17)	(918)
Net cash used in operating activities	(60,912)	—	(60,912)
Net cash used in investing activities	(3,015)	—	(3,015)
Net cash provided by (used in) financing activities	98,728	—	98,728

	For the nine months ended September 30, 2022
(In thousands)	As Previously Reported	Restatement Adjustments	As Restated
Cash flows from operating activities:
Net loss	$(118,075)	$(107,353)	$(225,428)
Claims amortization expense	92,866	60,694	$153,560
Paid in kind interest	34,475	46,472	$80,947
Deferred income taxes	(857)	326	$(531)
Accounts receivable	(7,525)	(139)	$(7,664)
Net cash used in operating activities	(70,764)	—	(70,764)
Net cash used in investing activities	(4,563)	—	(4,563)
Net cash provided by (used in) financing activities	99,351	—	99,351

The table below sets forth the unaudited condensed consolidated statements of changes in equity, including balances as reported, adjustments and balances as restated amounts. Note that only amounts that have changed have been disclosed:

	For the reporting period June 30, 2022
	As Previously Reported				Restatement Adjustments				As Restated
(In thousands except shares)	Additional Paid-in Capital	Accumulated Deficit	Non- Controlling Interests	Total Equity	Additional Paid-in Capital	Accumulated Deficit	Non- Controlling Interests	Total Equity	Additional Paid-in Capital	Accumulated Deficit	Non- Controlling Interests	Total Equity
Balance at December 31, 2021	$—	$—	$4,348	$(151,408)					$—	$—	$4,348	$(151,408)
Contributions prior to recapitalization transaction	—	—	—	15					—	—	—	15
Distributions prior to recapitalization transaction	—	—	—	(147)					—	—	—	(147)
Net loss prior to recapitalization transaction	—	—	—	(28,640)					—	—	—	(28,640)
Cumulative effect of recapitalization transaction	48,773	—	5,406,736	5,640,353	(7,496)		(2,915,985)	(2,923,481)	41,277	—	2,490,751	2,716,872
Opening net assets of Lionheart II Holdings, LLC acquired	—	(21,786)	—	(21,786)					—	(21,786)	—	(21,786)
Adjustment for value of derivative on temporary equity	9,003	—	—	9,003					9,003	—	—	9,003
Conversion of Warrants	20,462	—	(12,287)	8,177	(6,627)			(6,627)	13,835	—	(12,287)	1,550
Class A Issuances	109,031	—	(85,872)	23,164	(46,356)			(46,356)	62,675	—	(85,872)	(23,192)
Net loss	—	(1,288)	(61,088)	(62,376)		(592)	24,668	24,075	—	(1,880)	(36,420)	(38,301)
Balance at June 30, 2022	$187,269	$(23,074)	$5,251,837	$5,416,354	$(60,479)	$(592)	$(2,891,317)	$(2,952,388)	$126,790	$(23,666)	$2,360,520	$2,463,966

	For the reporting period September 30, 2022
	As Previously Reported				Restatement Adjustments				As Restated
(In thousands except shares)	Additional Paid-in Capital	Accumulated Deficit	Non- Controlling Interests	Total Equity	Additional Paid-in Capital	Accumulated Deficit	Non- Controlling Interests	Total Equity	Additional Paid-in Capital	Accumulated Deficit	Non- Controlling Interests	Total Equity
Balance at December 31, 2021	$—	$—	$4,348	$(151,408)					$—	$—	$4,348	$(151,408)
Contributions prior to recapitalization transaction	—	—	—	15					—	—	—	15
Distributions prior to recapitalization transaction	—	—	—	(147)					—	—	—	(147)
Net loss prior to recapitalization transaction	—	—	—	(28,640)					—	—	—	(28,640)
Cumulative effect of recapitalization transaction	48,773	—	5,406,736	5,640,352	(7,496)		(2,915,985)	(2,923,481)	41,277	—	2,490,751	2,716,871
Opening net assets of Lionheart II Holdings, LLC acquired	—	(21,786)	—	(21,786)					—	(21,786)	—	(21,786)
Adjustment for value of derivative on temporary equity	10,065	—	—	10,065					10,065	—	—	10,065
Conversion of Warrants	22,895	—	(13,444)	9,452	(7,255)			(7,255)	15,640	—	(13,444)	2,197
Class A Issuances	119,923	—	(96,144)	23,785	(51,938)			(51,938)	67,985	—	(96,144)	(28,153)
Net loss	—	(1,751)	(87,684)	(89,435)		(2,201)	(46,009)	(48,210)	—	(3,952)	(133,693)	(137,645)
Balance at September 30, 2022	$201,656	$(23,537)	$5,213,812	$5,392,253	$(66,689)	$(2,201)	$(2,961,994)	$(3,030,884)	$134,967	$(25,738)	$2,251,818	$2,361,369

Note 19. SUBSEQUENT EVENTS

Hazel Transactions

On March 29, 2023 (and amended on July 17, 2023), the Company entered into a membership interest purchase agreement with Hazel, whereby in exchange for a stated purchase price of $390 million, the Company acquired from Hazel interests in certain Claims recovery and reimbursement rights (the "Claims Purchase"). The purchase price for the Claims Purchase was funded by (i) the proceeds from the Claims Sale (as defined below), and (ii) a purchase money loan between Hazel, as lender, and the Company, as borrower, in the amount of $250 million (the "Purchase Money Loan").

On March 29, 2023, the Company entered into a membership interest purchase agreement with Hazel, whereby in exchange for a purchase price of $150 million, Hazel acquired from the Company the membership interests in entities that own certain other Claims recovery and reimbursement rights, provided that the Company and Hazel will share in the recovery proceeds therefrom in accordance with an agreed waterfall (the "Claims Sale," and together with the Claims Purchase, the "Claims Transactions").

In addition, on March 29, 2023, the Company entered into an Amended and Restated Credit Agreement (the "Working Capital Credit Facility") with affiliates of Hazel, as the lender and administrative agent, which provides for up to $80 million (with a 40% original issue discount), consisting of a Term Loan A commitment to fund up to $30 million (in multiple installments) in proceeds, and a Term Loan B Commitment to fund up to $18 million (in multiple installments) in proceeds, the funding of each conditioned on certain milestones. An initial $10 million in proceeds was drawn under the Term Loan A on March 6, 2023. On March 29, 2023, an additional $5 million was disbursed to the Company under the Term Loan A. On May 11, 2023 and June 13, 2023, Hazel notified us that it would not disburse additional funds under the Working Capital Credit Facility until the Company satisfies certain funding conditions, including the filing of this Annual Report on Form 10-K. The parties subsequently agreed that $5.5 million will be funded under Term Loan A in accordance with the terms of the Working Capital Credit Facility subsequent to the filing of this 2022 Form 10-K and receipt of funding notices, deeming funding conditions satisfied or waived. Following such funding, the Term Loan A commitment would be terminated, with total funding of $20.5 million. In addition, the parties agreed to increase the Term Loan B commitment from $18 million to $27.5 million, which will be funded in multiple installments and in accordance with the terms of the Working Capital Credit Facility.

Loans under the Working Capital Credit Facility accrue interest at a Term Secured Overnight Financing Rate for 12-month interest period, plus an applicable margin of 10% per annum. Accrued interest on the Working Capital Credit Facility is payable in kind and will be capitalized. The Working Capital Credit Facility has a stated maturity date of March 31, 2026, and Hazel may extend for up to one year in its sole discretion. The Purchase Money Loan accrues interest at a rate of 20% per annum, payable in kind or in cash at the Company's discretion. The Purchase Money Loan has a maturity date of March 31, 2026, extendable up to one year in Hazel's sole discretion.

The Company is permitted to prepay the loans under the Working Capital Credit Facility from time to time without prepayment premium. Prepayment of the Purchase Money Loans will be permitted after the prepayment or repayment of loans under the Working Capital Loans, and such prepayment of the Purchase Money Loans may be subject to prepayment penalty, as applicable.

The Purchase Money Loan and the Working Capital Credit Agreement contains certain representations, warranties and covenants of the Company and its subsidiaries, including restrictions on debt incurrence, liens, investments, affiliate transactions, distributions and dividends, fundamental changes, certain debt prepayments and Claim settlement.

Amounts borrowed and obligations under the Purchase Money Loan and the Working Capital Credit Facility are secured by a pledge of proceeds from certain Claims in the Company's Claims portfolio, with the lien securing the Purchase Money Loan being subordinated and junior to the lien securing the Working Capital Credit Facility. Pursuant to the Purchase Money Loan and the Working Capital Credit Facility, the Company entered into a collateral administrative agreement between the Company and Hazel, which sets forth certain arrangements between the Company and Hazel in relation to the management of the litigation of certain Claims owned by the Company, the proceeds of which were pledged to Hazel to secure the Purchase Money Loan and the Working Capital Credit Facility.

Yorkville Facility

Refer to Note 1 - Description of the Business of this Form 10-K.

Virage Amendment

On April 12, 2023, we entered into an amendment (the "Virage MTA Amendment") to the Virage MTA and Virage Guaranty pursuant to which the payment date was extended from May 23, 2023 until September 30, 2024, subject to acceleration upon certain triggering events. The guaranty obligation will become current at September 30, 2023, and the Company does not currently have available liquidity to satisfy such obligations. Under the Virage MTA Amendment, Virage will receive a first priority lien on all sources of revenue of the company not otherwise encumbered as of the date of the Virage MTA Amendment, to the extent in excess of the amount of revenues necessary to establish and maintain an operating reserve of $70 million for overhead expenses and applicable taxes.

On January 1, 2024, if the Virage Guaranty is not paid, the Company will be required to make a one-time, lump sum payment to Virage for the period starting May 24, 2023 and ending December 31, 2023, in one or a combination of: (a) cash, in an amount equal to 1.0% of each calendar month-end balance (which month-end balance shall be increased daily up to 20% per annum based on a formula set forth in the Virage MTA Amendment) of the amount owing to Virage as of each preceding calendar month end and/or (b) warrants to purchase Class A common stock at $0.0001 per share, in an amount equal to the quotient of 1.0% of each calendar month-end balance (which shall be increased daily up to 20% per annum based on a formula set forth in the Virage MTA Amendment) of the amount owing to Virage as of each preceding calendar month end and the volume weighted average price of a share of our Class A common stock for the five day period prior to the issuance. If paid in warrants, such warrants will expire on January 1, 2026.

Further, for each calendar month beginning with January 31, 2024 until the obligations to Virage are paid in full, the Company has agreed to pay to Virage an amount monthly, in one or a combination of: (a) cash, in an amount equal to 1.0% of each calendar month-end balance (which month-end balance shall be increased daily up to 20% per annum based on a formula set forth in the Virage MTA Amendment) of the amount owing to Virage as of each preceding calendar month end and/or (b) warrants to purchase Class A common stock at $0.0001 per share, in an amount equal to the quotient of 1.0% of each calendar month-end balance (which month-end balance shall be increased daily up to 20% per annum based on a formula set forth in the Virage MTA Amendment) of the amount owing to Virage as of each preceding calendar month end and the volume weighted average price of a share of our Class A common stock. If paid in warrants, such warrants will expire two years from the date of issuance.

The warrants will contain customary provisions for a transaction of this type, including that each warrant will be exercisable in whole or in part at any time prior to the expiration date, be freely transferable, subject only to applicable securities laws, and be subject to customary anti-dilution protection regarding the exercise price and number of shares of Class A Common Stock to be issued upon the exercise of each warrant.

Amended and Restated Nomura Promissory Note

On April 12, 2023, the Company amended the promissory note to Nomura originally issued on May 27, 2022, which amendment increased the principal amount to approximately $26.3 million and extended the maturity date of the promissory note to September 30, 2024. The note will become current at September 30, 2023, and the Company does not currently have available liquidity to satisfy said obligation. The amended note carries an interest rate of 16% per annum and is payable in kind or in cash, at the Company's discretion, every 30 calendar days after April 12, 2023. Upon two days prior written notice to Nomura, the Company may prepay all or any portion of the then outstanding principal amount under the promissory note together with all accrued and unpaid interest thereon.

Cano Health Share Issuance

On July 7, 2023, the Company issued 199,000,001 shares of Class A common stock to Cano Health, LLC (“Cano”) as payment for $61,677,419.35 million dollars in deferred compensation related to the following agreements, which the Company had the option to pay in cash or in stock and has elected to pay in stock, of which (i) 80,645,162 shares of Common Stock were issued as a deferred consideration for the assignment of certain claims pursuant to that certain Purchase Agreement, effective as of September 30, 2022, as amended to date, by and between the Company and Cano, and (ii) 118,354,839 shares of Common Stock were issued as deferred consideration for the assignment of certain claims pursuant to that certain Amended and Restated Claims Recovery and Assignment Agreement effective as of December 31, 2021, as amended to date, by and between the Company and Cano.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

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

Evaluation of Disclosure Controls and Procedures

Management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Management is likewise required, on a quarterly basis, to evaluate the effectiveness of its internal controls and to disclose any changes and material weaknesses identified through such evaluation of those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due to the material weaknesses related to the items noted below. To address these material weaknesses, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. GAAP. Based on such analysis and notwithstanding the identified material weaknesses, management, including our Chief Executive Officer and Chief Financial Officer, believe the consolidated financial statements included in this Annual Report fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Management’s Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting as allowed by the SEC for newly public companies. We completed the Business Combination on May 23, 2022 pursuant to which we acquired MSP Recovery, LLC. Prior to the Business Combination, we were a special purpose acquisition company (formerly known as Lionheart Acquisition Corporation II), which was formed for the purpose of effecting a merger, recapitalization, reorganization or similar business combination with one or more businesses. The existing internal controls prior to the Business Combination are no longer applicable as of the assessment date as our operations prior to the Business Combination were insignificant compared to those of the post combination consolidated entity. Additionally, as we are an “emerging growth company” as defined under the JOBS Act, we are subject to reduced public company reporting requirements. The JOBS Act provides that an emerging growth company is not required to have the effectiveness of such company's internal control over financial reporting audited by its external auditors for as long as such company is deemed to be an emerging growth company.

Material Weaknesses

As of December 31, 2021 and 2020, we identified the following material weaknesses in our internal controls over financial reporting. The material weaknesses we identified were as follows:

•
We did not have sufficient accounting and financial reporting resources to address our financial reporting requirements. Specifically:
o
We did not have sufficient resources with an appropriate level of knowledge and GAAP expertise to identify, evaluate and account for transactions; and
o
We did not have an adequate segregation of duties or appropriate level of review that is needed to comply with financial reporting requirements.

•
We did not design, implement or maintain an effective control environment over our financial reporting requirements. Specifically:
o
We did not have effective controls over the period end financial reporting process and preparation of financial statements due to:
▪
A lack of a sufficient level of formal accounting policies and procedures that define how transactions should be initiated, recorded, processed and reported; and
▪
A lack of an effective control environment over period end close procedures.
o
We did not have appropriate controls or documented segregation of duties over information technology systems used to create or maintain financial reporting records;
o
We did not design or maintain the appropriate controls related to the separation of accounting records for each entity included within our combined and consolidated financial statements.

As of December 31, 2022, we identified material weaknesses in our internal control over financial reporting. The material weaknesses we identified were as follows:

•
We did not have sufficient controls related to the accounting for complex transactions.
•
We did not have sufficient controls over the human resources and payroll processes. Specifically:
o
Insufficient design of controls as the outsourced system used for payroll did not have appropriate service organization report and we did not have appropriate compensating controls or documented segregation of duties over the system used for payroll;
o
Insufficient design of controls resulting in a lack of an effective control environment over payroll entries;
o
Insufficient design of controls within our human resources business process.
o
Insufficient design of controls resulting in a lack of proper documentation over approval of bonus payments.
•
Insufficient design of controls as we did not have appropriate segregation of duties and review controls over cash disbursements.

A special committee of the board of directors made unanimous recommendations to enhance and improve the public company reporting capabilities of the Company, including but not limited to:

•
The implementation of certain management training,
•
The hiring of a director of internal audit, and
•
Enhancements to the Company’s internal communication process, as well as increased reporting to the Audit Committee of Board of Directors.

We consider these recommendations to be indicative of material weaknesses related to a failure to develop or maintain an effective system of internal disclosure controls for the timely disclosure of material communications from external sources to the Company’s management and Board of Directors for review and evaluation. Specifically, the material weaknesses we identified were as follows:

•
We did not have sufficient controls related to training personnel to understand their respective roles and responsibilities.
•
We did not have sufficient monitoring activities, including a director of internal audit.
•
We did not have sufficient lines of communication internally and to the Board of Directors, and therefore did not maintain a sufficient control environment with respect to oversight of the Board of Directors.

These control deficiencies resulted in a misstatement in our accounts or disclosures that resulted in a material misstatement to the previously filed interim unaudited financial statements. Accordingly, we determined that these control deficiencies constitute material weaknesses.

Remediation Plan

As of December 31, 2022, we have implemented measures, which addressed certain material weaknesses noted as of December 31, 2021. The following items were implemented and operated effectively as of December 31, 2022:

•
To address lack of appropriate accounting and financial reporting resources and segregation of duties:
o
We hired key accounting personnel with appropriate levels of U.S. generally accepted accounting principles expertise and financial reporting knowledge and experience.
o
We completed a segregation of duty review over financial reporting and implemented changes to address any deficiencies.
•
To address lack of effective control environment over our financial reporting requirements:
o
We developed formal accounting policies and procedures.
o
We designed a control environment over how transactions are initiated, recorded, processed and reported, and implemented period end close procedures.
o
We have implemented certain accounting and information technology systems to automate manual processes, to help implement segregation of duties and to assist in consolidation and period end close.

While we have implemented these measures and these have remediated the material weaknesses noted as of December 31, 2021, except for those material weaknesses noted as of December 31, 2022, there is no assurance that we have identified all material weaknesses or that there will not be additional material weaknesses or deficiencies that are identified. We are in the process of implementing measures designed to remediate the control deficiencies that led to the material weaknesses as of December 31, 2022. During 2023, we have:

•
To address the material weaknesses in internal controls related to the accounting for complex financial instruments:
o
We are in process of implementing further controls over the review of complex financial instruments, which may include engaging outside advisors with specialist knowledge of GAAP and valuation.
•
Within the human resources and payroll processes:
o
We have identified potential human resource outsourced vendors and have begun designing and implementing payroll and human resource related controls.
o
We have also identified third party payroll service providers with sufficient service organization reports that we expect will allow us to rely on the system once we implement appropriate complimentary user controls.
•
To address segregation of duties over cash disbursement:
o
We have begun designing and implementing appropriate segregation of duties over disbursements during the current year and added controls to review cash disbursements made prior to this implementation.

In order to address the material weaknesses identified by the special committee, the special committee made recommendations to enhance and improve the public company reporting capabilities of the Company, including but not limited to:

•
Enhancing development of the control environment with the implementation of certain management training,
•
The hiring of a director of internal audit to improve the monitoring and effectiveness of internal controls, and
•
Enhancements to the Company’s internal communication process to support controls and increase reporting to the Audit Committee of Board of Directors to allow for more effective exercise of oversight responsibilities.

We intend to implement such recommendations to remediate the weaknesses identified by the special committee.

Neither our Company, nor our independent registered public accounting firm, were required to perform an evaluation of the Company's internal control over financial reporting as of December 31, 2022 in accordance with the provisions of the Sarbanes-Oxley Act and, as such, there is no assurance that we have identified all material weaknesses or that there will not be additional material weaknesses or deficiencies that are identified. While our independent registered public accounting firm is not required to audit the effectiveness of our internal control over financial reporting until after we are no longer an “emerging growth company” as defined in the JOBS Act, a failure to design, implement or maintain effective internal control over financial reporting could adversely affect the results of annual independent registered public accounting firm audit reports regarding the effectiveness of the Company’s internal control over financial reporting that we will eventually be required to include in reports that will be filed with the SEC. If the continued existence of one or more material weaknesses in the Company’s internal control over financial reporting persist, this could have a material and adverse effect on our business, results of operations and financial condition, and it could cause a decline in the trading price of the Company’s Class A common stock.

Changes in Internal Control Over Financial Reporting

Outside of the material weaknesses noted above, there were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Management and Board of Directors

The following sets forth certain information, as of June 30, 2023, concerning the persons who serve as executive officers and members of the Board following.

Name	Age	Position
Directors
John H. Ruiz	56	Class III Director
Frank C. Quesada	43	Class III Director
Ophir Sternberg	53	Class III Director
Beatriz Assapimonwait	61	Class I Director
Michael F. Arrigo	64	Class II Director
Thomas W. Hawkins	62	Class II Director
Roger Meltzer	72	Class I Director

Executive Officers
John H. Ruiz	56	Chief Executive Officer
Frank C. Quesada	43	Chief Legal Officer
Ricardo Rivera	51	Chief Operating Officer & Interim Chief Financial Officer
Alexandra Plasencia	38	General Counsel

Information about Executive Officers and Directors

Directors

John H. Ruiz. John Ruiz is a founder of LifeWallet and has served as Chief Executive Officer since the Company’s inception (in 2014 as MSP Recovery). Mr. Ruiz was named one of Lawyers of Distinction’s “2023 Power Lawyers,” for his accomplishments in healthcare law. He was also named “2019’s DBR Florida Trailblazer,” for his work in integrating data analytics into the practice of law, and for its positive impact on healthcare recoveries across the mainland U.S. and Puerto Rico. Over the course of his 30-year legal career, Mr. Ruiz has gained national recognition in class action, mass tort litigation, MDL consolidated cases, medical malpractice, products liability, personal injury, real estate, and aviation disaster cases. Recently, Mr. Ruiz led the legal strategy in the landmark victory handed down by the U.S. Court of Appeals for the Eleventh Circuit, in MSP Recovery Claims Series v. Ace American (11th Cir.). In addition, he has certified more than 100 class actions and led MSP’s participation in Humana v. Western Heritage (11th Cir.), MSP Recovery v. Allstate (11th Cir.), and MSPA Claims 1, LLC v. Kingsway Amigo Ins. Co. (11th Cir.). Mr. Ruiz has been involved as counsel in cases that have totaled more than $20 billion in settlements. These class actions resulted in some of the largest awards in Florida against major insurance companies. In total, Mr. Ruiz has certified class actions against major car insurers in the State of Florida, resulting in the current and potential redistribution of billions of dollars in improperly paid claims spanning a period of more than 10 years. Starting as early as 1996, Mr. Ruiz filed class-action lawsuits on behalf of more than 30,000 Miami-Dade County residents against the Florida Department of Agriculture for trespassing onto the private properties of homeowners and chopping down their citrus trees without any compensation. The case was ultimately certified, and the Department of Agriculture directly compensated all members of the aggrieved class. In 2001, Mr. Ruiz represented consumers in a class action lawsuit against Firestone that resulted in dozens of fatalities and thousands of serious blowouts. Mr. Ruiz was also hired as local counsel by numerous out of state law firms that had pending cases in Florida courts. The cases in aggregate settled for more than $30 million. Mr. Ruiz also represented the families of crash victims in a wrongful death suit against Chalk’s International Ocean Airway. Mr. Ruiz was the first lawyer to file a limited fund class action. The case settled for a confidential agreed amount. Mr. Ruiz is licensed to practice before the Court of Appeals for the Fourth Circuit, the US Court of Appeals for the Second Circuit, the US Court of Appeals for the Third Circuit, and the Florida Supreme Court.

Frank C. Quesada. Frank C. Quesada is a founding member of LifeWallet and has served as Chief Legal Officer since its inception. Mr. Quesada is also a Partner at MSP Recovery Law Firm. With over 16 years of healthcare and complex commercial litigation experience, Mr. Quesada oversees LifeWallet’s in-house attorneys and several nationally recognized law firms that assist MSP Recovery Law Firm in their recovery efforts. Additionally, he develops LifeWallet’s legal strategies and spearheads execution. Notably, Mr. Quesada led the execution of federal appellate strategies in MSP Recovery cases resulting in landmark legal victories and new Medicare Secondary Payer Act precedent benefitting Medicare entities across the country. These legal victories include MSP Recovery v. Allstate (11th Cir.), MSPA Claims 1 v. Tenet (11th Cir.), MSPA Claims 1 v. Kingsway Amigo (11th Cir.), and MSP

Recovery Claims Series v. Ace American (11th Cir.). Mr. Quesada currently serves on the Board of Directors of USA Water Polo, Inc.

Ophir Sternberg. Ophir Sternberg is a Board Member of the Company, and was previously the Chairman, President and Chief Executive Officer of Lionheart Acquisition Corporation II, the SPAC through which LifeWallet became a publicly traded company. Mr. Sternberg has over 30 years of experience acquiring, developing, repositioning, and investing in all segments of the real estate industry, including office, retail, ultra-luxury residential condominiums, hospitality, industrial, and land acquisitions. Mr. Sternberg is the Founder and Chief Executive Officer of Miami/Fort Lauderdale based Lionheart Capital, founded in 2010. Mr. Sternberg began his career assembling, acquiring, and developing properties in emerging neighborhoods in New York City, which established his reputation for identifying assets with unrealized potential and combining innovative partnerships with efficient financing structures to realize above average returns. Mr. Sternberg came to the United States in 1993 after completing three years of military service within an elite combat unit for the Israeli Defense Forces. Under Mr. Sternberg’s leadership, Lionheart Capital executed numerous prominent real estate transactions and repositions, including The Ritz-Carlton Residences in Miami Beach, which resulted in a total sell-out value in excess of $550 million, as well as purchase of the development’s site, the former Miami Heart Institute. Additionally, Mr. Sternberg led the $120 million sale of The Seagull Hotel, making it the highest grossing hotel sale of 2020 in Miami Beach. Mr. Sternberg and Lionheart Capital are currently in development on a number of other projects, including retail properties in Miami’s fashion and culture epicenter, The Design District and a pre-war building located in the Gold Coast of Greenwich Village and built in 1928. In addition to The Ritz-Carlton Residences, Miami Beach, Lionheart Capital also partnered with Ritz-Carlton to brand The Ritz-Carlton Residences Singer Island, Palm Beach, cementing a reputation for bringing to market high-end luxury branded properties. In 2017, Mr. Sternberg founded Out of the Box Ventures, LLC, a Lionheart Capital subsidiary, to acquire and reposition distressed retail properties throughout the United States. With 13 properties in 10 states, Out of the Box Ventures currently controls over 3 million square feet of big box stores, shopping centers, and enclosed regional mall properties with plans to improve and expand upon these acquisitions. Mr. Sternberg and Lionheart Capital are dedicated to working with best-in-class operators and partners such as Marriott International. Lionheart Capital has been able to execute numerous, marquee transactions due largely to Mr. Sternberg’s extensive industry relationships particularly with key institutional investors. In March 2020, Mr. Sternberg became Chairman of Nasdaq-listed OPES, and on June 30, 2020, announced the SPAC’s initial business combination with BurgerFi, a fast-casual “better burger” concept that consists of approximately 120 restaurants nationally and internationally. The OPES-BurgerFi business combination closed on December 16, 2020 and Mr. Sternberg is the Executive Chairman of the post-combination Nasdaq-listed company, BurgerFi International, Inc. (NASDAQ: BFI). The OPES team, led by Mr. Sternberg, evaluated over 50 potential targets and negotiated business combination terms with multiple candidates in a span of a few months and acquired BurgerFi at what it believed was an attractive multiple relative to its peers. On October 11, 2021, BurgerFi, led by Ophir Sternberg as Executive Chairman, announced the acquisition of Anthony’s Coal Fired Pizza & Wings, creating a multi-brand platform of premium casual restaurant concepts. With the acquisition of Anthony’s, BurgerFi now has 180 systemwide restaurant locations across the country through its two premium casual dining brands, with 61 Anthony’s locations and 119 BurgerFi locations. In May 2021, Lionheart Capital acquired the legendary and iconic American speed boat racing brand, Cigarette Racing Team, synonymous with custom-made, handcrafted, high-powered luxury performance powerboats. The Cigarette brand has grown in sophistication, becoming a product excellence company which focuses on impeccable engineering and beautiful design. Cigarette now builds the finest powerboats for the most loyal and discriminating performance boaters, using only the best in materials, technology, and workmanship. Mr. Sternberg is also the Chairman, President, and Chief Executive Officer of Lionheart III Corp, a SPAC that was originally formed for a $100 million raise, but on November 8, 2021, closed on its initial public offering at an upsized $125 million. Lionheart III Corp, under the ticker symbol LION, was welcomed into the Nasdaq family. On July 26, 2022, Lionheart III announced its business combination agreement with Security Matters Limited (“SMX”) (ASX:SMX), a publicly traded company on the Australian Securities Exchange, bringing the expected combined entity value to $360M. SMX creates a sustainable system within the current supply chain, designed for the 21st century economy. The SMX business combination closed on March 8, 2023.

Beatriz Assapimonwait. Beatriz (Betty) Assapimonwait has over 40 years of experience in the managed health care industry. Ms. Assapimonwait was, up until August 2021, Regional President for the South Florida region at Humana Inc. (NYSE:HUM) ("Humana"), one of the largest private insurance health insurers in the U.S. with a focus on administering Medicare Advantage plans. In her role at Humana, Ms. Assapimonwait was responsible for developing market strategies and leading all market operations for all Medicare lines of business, including HMOs and PPOs for the South Florida region. Prior to her role at Humana, she served as CEO of Family Physicians of Winter Park, Inc., until its acquisition by Humana, where from December 2016 to July 2019, she led the strategic and operational efforts of a global risk MSO with 22 primary clinics in the Central Florida Region. Additionally, she served as the Vice President of Medicare Advantage Prescription Drug Plans at Aetna, Inc. from November 2014 to November 2016; Chief Operations Officer at Innovacare Health, from January 2014 to October 2014; Founder and President of Seven Stars Quality Healthcare, from July 2013 to December 2013; and Regional President for the North Florida region at Humana, from January 2009 to June 2013. Ms. Assapimonwait was appointed to serve on the board of directors of CareMax Inc. (Nasdaq:CMAX) in September 2021 and also serves as the Chair of the Strategy and Operations Committee since September 2021. She earned her Bachelor of Arts degree from Florida International University in 1983, and is certified in Healthcare Compliance by the Health Care Compliance Association and in HIPAA Compliance from Kennesaw State University. She has won several awards and commendations, including being a

Stevie Award Finalist of the American Business Awards for Best Customer Service Organization in 2004 and appointed Preceptor and Clinical Adjunct Faculty for the Healthcare Administration Program in 1997 at the University of Houston-Clear Lake.

Michael F. Arrigo. Michael F. Arrigo is a co-founder and the chief executive officer of No World Borders, Inc., a healthcare data, regulations, and economics firm with clients in the pharmaceutical, medical device, hospital, surgical center, physician group, diagnostic imaging, laboratory and genetic testing, health information technology, and health insurance markets. In his role at No World Borders, Inc., Mr. Arrigo advises MAOs who provide health insurance under Part C of the Medicare Act and serves as an expert witness regarding medical coding and medical billing, fraud damages, HIPAA privacy, and Electronic Health Record software. Prior to his current role, Mr. Arrigo served as Vice President at First American Financial (NYSE: FAF) from October 2002 to February 2007, overseeing eCommerce and regulatory compliance technology initiatives for top mortgage banks; Vice President of Fidelity National Financial (NYSE: FNF) from 2002 to 2003; chief executive officer of one of the first cloud-based billing software companies, Erogo, from 2000 to 2002; Vice President of Marketing for an email encryption and security software company until its acquisition by a company that merged into Axway Software SA (Euronext: AXW.PA) from 1999 to 2000; CEO of LeadersOnline, an online recruiting venture of Heidrick & Struggles from 1997 to 1999; management consultant to Hewlett Packard, Oracle, and Symantec from 1994 to 1997; Vice President of Marketing for a software company acquired by a company that merged into Cincom Systems from 1992 to 1994; Product Manager at Ashton-Tate from 1987 to 1992 responsible for database software products including Microsoft/Sybase SQL Server. Mr. Arrigo earned his Bachelor of Science in Business Administration from the University of Southern California in 1981. His post-graduate studies include biomedical ethics at Harvard Medical School, biomedical informatics at Stanford Medical School, blockchain and crypto-economics at the Massachusetts Institute of Technology, and training as a Certified Professional Medical Auditor (CPMA).

Thomas W. Hawkins. Thomas Hawkins previously served as a Management Consultant for MEDNAX, Inc. from February 2014 to December 2017, after serving as General Counsel and Board Secretary from April 2003 to August 2012. Prior to that, Mr. Hawkins worked for New River Capital Partners as a Partner from January 2000 to March 2003; AutoNation, Inc. as Senior Vice President of Corporate Development from May 1996 to December 1999; Viacom, Inc. as Executive Vice President from September 1994 to May 1996; and Blockbuster Entertainment Corporation as Senior Vice President, General Counsel, and Secretary from October 1989 to September 1994. Mr. Hawkins has been a board member of MSP Recovery, Inc. since May 2022, and currently serves on the board of directors of SMX (Security Matters) Public Limited Company (from March 2023 to present), Jumptuit Inc., a data analytics technology company (from November 2019 to present), and the Alumni Association of the University of Michigan (from October 2019 to present). Mr. Hawkins received his Juris Doctor from Northwestern University in 1986 and his A.B. in Political Science from the University of Michigan in 1983.

Roger Meltzer. Mr. Meltzer practiced law at DLA Piper LLP from 2007 and held various roles: Global Co-Chairman (2015 through 2020), and currently as Chairman Emeritus; Americas Co-Chairman (2013 through 2020); Member, Office of the Chair (2011 through 2020); Member, Global Board (2008 through 2020); Co-Chairman, U.S. Executive Committee (2013 through 2020); Member, U.S. Executive Committee (2007 through 2020); and Global Co-Chairman, Corporate Finance Practice (2007 through 2015). Prior to joining DLA Piper LLP, Mr. Meltzer practiced law at Cahill Gordon & Reindel LLP from 1977 to 2007 where he was a member of the Executive Committee from 1987 through 2007, Co-Administrative Partner and Hiring Partner from 1987 through 1999, and Partner from 1984 through 2007. Mr. Meltzer currently serves on the Advisory Board of Harvard Law School Center on the Legal Profession (May 2015—Present); and the Board of Trustees, New York University Law School (September 2011—Present); and previously served on the Corporate Advisory Board, John Hopkins, Carey Business School (January 2009—December 2012). He has previously served on the board of directors of: Lionheart II Corp (March 2021 to May 2022), Lionheart III Corp (March 2021 to August 2022), Haymaker Acquisition Corp. III (February 2021 to July 2022), certain subsidiaries of Nordic Aviation Capital (December 2021 to April 2022), The Legal Aid Society (November 2013 to January 2020), Hain Celestial Group, Inc. (December 2000 to February 2020), American Lawyer Media (January 2010 to July 2014) and The Coinmach Service Corporation (December 2009 to June 2013). Mr. Meltzer has also received several awards and honors and has been actively involved in philanthropic activity throughout his career. Mr. Meltzer received Juris Doctor degree in law from New York University School of Law and an A.B. from Harvard College. In February 2021, Mr. Meltzer joined the board of directors of Haymaker Acquisition Corp. 4, a special purpose acquisition company focused on identifying and implementing value creation initiatives within the consumer and consumer-related products and services industries. In February 2021, Mr. Meltzer joined the board of directors of Ubicquia LLC, a smart solutions infrastructure company. In May 2022, Mr. Meltzer joined the board of directors of MSP Recovery, Inc. following its business combination with Lionheart Acquisition Corp. II. In June 2022, Mr. Meltzer joined the board of directors of Aearo Holding LLC and affiliated entities. In August 2022, Mr. Meltzer joined the board of directors of Empatan Public Limited Company (“SMX”) following its business combination with Lionheart III Corp, Security Matters Limited and Aryeh Merger Sub Inc. In January 2023, Mr. Meltzer joined the board of directors of AID Holdings II (“Enlivant”), a senior living facility provider and portfolio company of TPG Capital L.P. In February 2023, Mr. Meltzer joined the board of directors of Klein Hersh, an executive recruitment firm that spans the life sciences continuum and healthcare industry. In April 2023, Mr. Meltzer joined the board of directors of Cyxtera Technologies, Inc., a company specializing in colocation and interconnection services, with a footprint of more than 60 data centers in over 30 markets. In

May 2023, Mr. Meltzer joined the board of directors of John C. Heath, Attorney at Law PC d/b/a/ Lexington Law, an industry leader specializing in credit repair services.

Executive Officers

John H. Ruiz - See “-Management and Board of Directors.”

Frank C. Quesada - See “-Management and Board of Directors.”

Alexandra Plasencia. Alexandra Plasencia currently serves as the General Counsel of MSP Recovery, Inc. Prior to becoming General Counsel, Ms. Plasencia served as the Company’s Chief Compliance Officer and Corporate Counsel. Ms. Plasencia is a corporate and healthcare attorney who focuses her practice on complex business transactions, contracting, and healthcare and organizational compliance. Ms. Plasencia utilizes her comprehensive healthcare background to advise the Company on a full spectrum of legal and regulatory business issues. Prior to her role at the Company, Alexandra was General Counsel and Corporate Secretary for Conviva Care Solutions, a management services organization overseeing 300,000 patients, throughout 300 practices and 800 clinicians throughout Florida and Texas. In that role, Ms. Plasencia worked closely with and advised the board of directors, developed the organization’s legal strategy and oversaw legal affairs, including acquisitions, regulatory compliance & oversight, corporate governance, litigation oversight, and provider, payor, and physician contracting. Ms. Plasencia has extensive experience in managed care and full-risk arrangements. Prior to her role with Conviva, Ms. Plasencia was the General Counsel for MCCI Medical Group where she developed a legal team and oversaw the company’s legal and organizational strategy. During her tenure, Ms. Plasencia handled various multi-million-dollar acquisitions, corporate financing, and successfully integrated various physician practices into MCCI. Most notably, Ms. Plasencia represented MCCI in its sale to Humana and played a pivotal role in the structure, development and creation of Conviva Care Solutions and Conviva Physician Group. Ms. Plasencia earned her Juris Doctor and MBA in 2011 from the University of Miami, where she also received her BBA from the School of Business. Ms. Plasencia has supported and contributed her time to Kristi House, the Leadership Learning Center, Amigos for Kids, and the Friends of St. Jude.

Ricardo Rivera. Ricardo Rivera currently serves as Chief Operating Officer and has served as the interim Chief Financial Officer of MSP Recovery, Inc. since June 29, 2023. Mr. Rivera joined the Company in September 2019, and from September 2019 until July 2021, Mr. Rivera served as the Chief of Staff. Over the past 25 years Mr. Rivera has held positions as COO & CFO at various private corporations in the US and internationally. Before joining the Company, Mr. Rivera was COO & CFO of Transatlantic Power Fund Management, LLC, a subsidiary of Transatlantic Power Holdings LLC. Mr. Rivera has a Master’s in Professional Accounting and a BBA in Accounting from the University of Miami.

Family Relationships

There are no family relationships between any of our directors or executive officers.

Involvement in Certain Legal Proceedings

During the past 10 years, none of our current directors, nominees for directors or current executive officers has been involved in any legal proceeding identified in Item 401(f) of Regulation S-K that would be material to an evaluation of the ability or integrity of any director, person nominated to become a director or executive officer of the Company.

DELINQUENT SECTION 16(a) REPORTS

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s officers and directors, and greater than 10% shareholders, to file reports of ownership and changes in ownership of the Company’s securities with the SEC. Copies of the reports are required by SEC regulation to be furnished to the Company. We believe that, during 2022, our directors, executive officers, and 10% stockholders complied with all Section 16(a) filing requirements, except for: (i) a late Form 4 filing by Frank C. Quesada dated June 8, 2022 to report the purchase warrants by the reporting person; (ii) a late Form 4/A filing by Frank C. Quesada dated June 14, 2022 to report the purchase warrants by the reporting person; (iii) a late Form 4 filing by Michael F. Arrigo dated June 3, 2022 to report the purchase of Class A common shares by the reporting person; and (iv) a late Form 4 filing by John H. Ruiz dated November 23, 2022 to report to report the purchase of Class A common shares by the reporting person.

Corporate Governance Principles and Code of Ethics

Our Board is committed to sound corporate governance principles and practices. In order to clearly set forth our commitment to conduct our operations in accordance with our high standards of business ethics and applicable laws and regulations, our Board adopted Corporate Governance Guidelines applicable to our directors, executive officers and employees that complies with the rules and regulations of Nasdaq. A copy of our Corporate Governance Guidelines is available on our corporate website at https://investor.lifewallet.com, in the “Documents & Charters” section in the “Corporate Governance” tab. The information on our website shall not be deemed incorporated by reference in this Form 10-K. You also may obtain without charge a printed copy of the

Corporate Governance Guidelines by sending a written request to: LifeWallet General Counsel, 2701 South Le Jeune Road, Floor 10, Coral Gables, Florida 33134.

Board of Directors

The business and affairs of the Company are managed by or under the direction of the Board. The Board is currently composed of seven members.

The Board held eight meetings and acted by written consent without a meeting on one occasion during the year ended December 31, 2021. In 2022, each person serving as a director attended at least 75% of the total number of meetings of our Board and any Board committee on which he or she served.

Board Committees

Pursuant to our bylaws, our Board may establish one or more committees of the Board however designated, and delegate to any such committee the full power of the Board, to the fullest extent permitted by law.

The standing committees of our Board currently include an Audit Committee, a Compensation Committee, and a Nominating and Corporate Governance Committee. Each of the committees reports to the Board as such committee deems appropriate and as the Board may request. The composition, duties, and responsibilities of these committees are as follows:

Audit Committee

Mr. Hawkins, Mr. Meltzer, and Mr. Arrigo serve on the Audit Committee. Mr. Hawkins qualifies as the Audit Committee financial expert as defined in Item 407(d)(5) of Regulation S-K promulgated under the Securities Act, and serves as Chairperson of the Audit Committee. The Audit Committee operates under a written charter adopted by the Board of Directors. According to its charter, the Audit Committee shall consist of at least three members, each of whom shall be a non-employee director who has been determined by the Board to meet the independence requirements of Nasdaq, and also Rule 10A-3(b)(1) of the SEC, subject to the exemptions provided in Rule 10A-3(c). The charter contains a detailed description of the scope of the Audit Committee’s responsibilities and how they will be carried out. The Audit Committee’s charter is available on our website at https://investor.lifewallet.com, in the “Documents & Charters” section in the “Corporate Governance” tab. The information on our website shall not be deemed incorporated by reference in this Form 10-K. The Audit Committee held two meetings during the year ended December 31, 2022.

Item 11. Executive Compensation.

Summary Compensation Table

The following table presents information regarding the total compensation awarded to, earned by, and paid to the named executive officers of LifeWallet for services rendered to LifeWallet in all capacities for the years indicated.

Summary Compensation Table[5]
		Salary	Bonus	All Other Compensation	Total
Name and Principal Position	Year	($)[1]	($)	($)[2]	($)
John H. Ruiz[3] Chief Executive Officer	2022	$964,507	—	$427,382	$1,391,889
	2021	—	—	$739,832	$739,832
Frank C. Quesada[4] Chief Legal Officer	2022	$318,339	—	$190,365
	2021	—	—	$355,750	$355,750
Ricardo Rivera Chief Operating Officer	2022	$506,130	—	—	$506,130
	2021	$400,000	$75,000	—	$475,000
1.
The salary amounts represent the actual amounts paid during the fiscal year.
2.
Amounts reported in the “All Other Compensation” column reflect amounts paid to our named executive officers by the Law Firm for their services to the Company. The relationship between the Company and the Law Firm, which is an entity that is not part of the Business Combination, is fully described in “Certain Relationships and Related Party Transactions—Certain Relationships and Related Party Transactions-The Company—Legal Services-MSP Recovery Law Firm.” Except as detailed below, in 2022 and 2021, the total amount of perquisites and personal benefits for each of the NEOs was less than $10,000.

3.
All Other Compensation includes: In 2022: $89,832 paid by the Law Firm for life insurance premium and $48,000 for personal security paid by Law Firm to a limited liability company.
4.
All Other Compensation includes: In 2021: $350,000 paid by the Law Firm to a limited liability company, which is owned by Mr. Quesada.
5.
During the years 2022 and 2021, the NEOs did not receive Stock Awards, Option Awards, Nonequity incentive plan compensation nor Nonqualified deferred compensation earnings.

Narrative Disclosure to Summary Compensation Table

For 2022, the principal elements of compensation provided to the named executive officers were base salaries, bonuses, and broad-based employee benefits.

Base Salary

During 2022, each of our named executive officers received an annual base salary from the Company as a fixed component of compensation. See the “Summary Compensation Table.” Base salaries were either determined when the named executive officers entered into their employment agreements or were determined by the Compensation Committee, and are intended to attract and retain individuals with superior talent commensurate with their relative expertise and experience. Considerations in determining base salary amounts include the executive’s performance, level of responsibility, experience, and comparative salaries in the marketplace.

Cash Bonus Compensation

The Company did not pay cash bonuses to any of the named executive officers during the fiscal year ended December 31, 2022.

Equity Compensation

The Company did not issue any equity compensation in fiscal year ended December 31, 2022. The Company intends to issue equity awards under the Incentive Plan, a copy of which is filed as an Exhibit 10.16 to our Form S-1 Registration Statement filed on November 30, 2022.

Outstanding Equity Awards at Fiscal Year-End

As of December 31, 2022, the named executive officers did not have any outstanding equity awards.

Fiscal Year 2022 Director Compensation Table

The following table provides information regarding the total compensation that was earned by or paid to each of our non-employee directors during the fiscal year ended December 31, 2022. Other than as set forth in the table and described below, we did not pay any compensation, make any equity awards or non-equity awards to, or pay any other compensation to any of the non-employee members of our Board of Directors. John H. Ruiz, our Chief Executive Officer, did not receive any compensation for his service as a member of our Board of Directors during 2022. Frank C. Quesada, our Chief Legal Officer, did not receive any compensation for his service as a member of our Board of Directors during 2022. To the extent applicable, we reimburse non-employee directors for travel expenses incurred in attending meetings of our Board of Directors or any committee thereof.

2022 Non-Employee Director Compensation Table
Name	Fees earned or paid in cash ($)	Stock Awards ($)	Total ($)
Michael Arrigo	$73,525	$100,725	$174,250
Beatriz Assapimonwait	$54,704	$100,725	$155,429
Thomas Hawkins	$64,418	$100,725	$165,143
Roger Meltzer	$58,346	$100,725	$159,071
Ophir Sternberg	$43,168	$100,725	$143,893

Narrative Disclosure to Director Compensation Table

During the fiscal year ended December 31, 2022, the Compensation Committee and the Board determined that each non-employee director was entitled to receive a $143,893 retainer per year regardless of committee services, paid in 30% cash and 70% equity. In addition to the $143,893 retainer for each non-employee director, some directors received additional payment as follows:

•
$21,250 cash retainer per year for the chairman of the audit committee or $15,179 cash retainer per year for each other member of the audit committee; and
•
$15,179 cash retainer per year for the chairman of the compensation committee or $11,536 cash retainer per year for each other member of the compensation committee.

Compensation for our non-employee directors is not limited to the payments determined by our compensation policies. Our non-employee directors remain eligible to receive equity awards and cash or other compensation as may be provided from time to time at the discretion of our Board. No such awards or payments were made in 2022.

Company Executive Officer and Director Compensation

The following disclosures concern employment agreements with the Company’s executive officers:

Employment Agreements. We have entered into Employment Agreements with John H. Ruiz and Frank C. Quesada.

Employment Agreement with John H. Ruiz

Mr. Ruiz serves as our Chief Executive Officer. Under the terms of his employment agreement, he will earn a base salary of not less than $1,800,000, subject to annual review for potential increase (but not decrease) by the Board. In addition, Mr. Ruiz is eligible to receive an annual cash performance bonus of up to 100% of his base salary, based upon the achievement of individual and Company performance objectives and subject to Board approval. In addition, Mr. Ruiz is entitled to: (i) participate in and be granted awards under the MSP Recovery Omnibus Incentive Plan effective as of May 18, 2022 at the discretion of the Board, (ii) participate in the employee benefit plans, including pension, medical, disability and life insurance offered by the Company, and (iii) reimbursement for all reasonable and necessary out-of-pocket business, entertainment and travel expenses.

During the term of Mr. Ruiz’s employment agreement, he will be bound by non-competition and non-solicitation obligations. Upon a termination of Mr. Ruiz’s employment without Cause (as defined in his employment agreement) or the resignation by Mr. Ruiz for Good Reason (as defined in his employment agreement), Mr. Ruiz will be entitled to receive all accrued, determined and unpaid compensation, a pro-rata bonus payment for the fiscal year of termination based on actual performance results for the full annual performance period and a severance payment of Mr. Ruiz’ base salary for a period of six months after the date of termination.

Employment Agreement with Frank C. Quesada

Mr. Quesada serves as our Chief Legal Officer. Under the terms of his employment agreement, he will earn a base salary of not less than $600,000, subject to annual review for potential increase (but not decrease) by the Board. In addition, Mr. Quesada is eligible to receive an annual cash performance bonus of up to 100% of his base salary, based upon the achievement of individual and Company performance objectives and subject to Board approval. In addition, Mr. Quesada is entitled to: (i) participate in and be granted awards under the MSP Recovery Omnibus Incentive Plan effective as of May 18, 2022 at the discretion of the Board, (ii) participate in the employee benefit plans, including pension, medical, disability and life insurance offered by the Company, and (iii) reimbursement for all reasonable and necessary out-of-pocket business, entertainment and travel expenses.

During the term of Mr. Quesada’s employment agreement, he will be bound by non-competition and non-solicitation obligations. Upon a termination of Mr. Quesada’s employment without Cause (as defined in his employment agreement) or the resignation by Mr. Quesada for Good Reason (as defined in his employment agreement), Mr. Quesada will be entitled to receive all accrued, determined and unpaid compensation, a pro-rata bonus payment for the fiscal year of termination based on actual performance results for the full annual performance period and a severance payment of Mr. Quesada’s base salary for a period of six months after the date of termination.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information known by us regarding the beneficial ownership of the Common Stock as of June 30, 2023, by:

•
each person who is known by us to be the beneficial owner of more than 5% of the outstanding shares of Common Stock;

•
each of our current Named Executive Officers and directors; and
•
all of our current executive officers and directors as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days.

The percentage of beneficial ownership is based on 132,235,874 shares of Class A Common Stock issued and outstanding as of June 30, 2023, and 3,106,616,119 shares of Class V Common Stock issued and outstanding as of June 30, 2023, as applicable, the only outstanding classes of the Company’s common stock. At the Closing, the Class B Common Stock was automatically converted into shares of Class A Common Stock on a one-for-one basis. Unless otherwise indicated, the address for each of the persons listed in the table is c/o MSP Recovery, Inc. 2701 Le Jeune Road, Floor 10 Coral Gables, Florida 33134.

	Class A Common Stock (1)		Class V Common Stock (2)
Beneficial Owner Name	Number of Shares	%	Number of Shares	%
Named Executive Officers & Directors
John H. Ruiz(3)(4)	2,085,176,055	94.11%	2,084,157,566	67.09
Frank C. Quesada(5)(6)	901,928,778	87.32%	901,390,330	29.02
Ricardo Rivera(7)	46,691	*	—
Alexandra Plasencia(8)	35,825	*	—
Michael F. Arrigo	6,355	*	—
Beatriz Assapimonwait	—	—	—
Roger Meltzer(9)(10)(11)	1,190,000	0.90%	—
Thomas W. Hawkins(9)(12)(13)	2,380,000	1.78%	—
Ophir Sternberg(14)	601,367,495	82.67%	—
All directors and officers as a group (9 individuals)	3,592,131,199	96.62%	2,985,547,896

5% Stockholders
Virage Recovery Master LP(15)	96,552,851	42.41%
Oliver SPV Holdings LLC(9)(16)	59,540,075	31.32%
Alex Ruiz(17)	42,000,000	32.04%
Paul Rapisarda	21,675,732	14.34%
JLS Equities LLC(18)	11,912,499	8.34%
Jessica Wasserstrom(9)(19)	9,440,000	6.72%
Leviathan Group LLC	8,260,000	5.93%
John H. Ruiz, II(20)	7,420,004	5.36%	7,420,004	*
Virage Recovery Participation LP(21)	17,095,368	11.54%	17,095,368	*
Series MRCS(22)	413,478,000	75.93%	413,478,000	13.11%
Brickell Key Investments LP(23)	66,666,666	47.01%

* Less than one percent (1%)

1.
Includes shares of Class A Common Stock issuable pursuant to derivatives (including Up-C Units and warrants) exercisable within 60 days of June 30, 2023.
2.
Includes shares of Class V Common Stock, which are non-economic voting shares of the Company.
3.
Includes 172,489 shares of Class A Common Stock and 846,000 warrants directly held by Mr. Ruiz. In addition to securities directly held by Mr. Ruiz in his individual capacity, includes shares held by the following entities Jocral Family LLLP, Ruiz Group Holdings Limited, LLC and Series MRCS, a series of MDA, Series LLC, a Delaware series limited liability company (“Series MRCS”), including shares held by Series MRCS for the benefit of Jocral Holdings LLC. Reported figures do not include securities held by John Ruiz II, Mr. Ruiz’s son, in his capacity as a Member, or by Alex Ruiz, Mr. Ruiz’s son, of which Mr. Ruiz disclaims beneficial ownership.
4.
Reported figures do not include any attributed ownership based on Mr. Ruiz’s investment in VRM, which have been transferred to affiliated trusts of Mr. Ruiz and of which Mr. Ruiz disclaims beneficial ownership. Messrs. Ruiz and Quesada together invested in VRM, which investment represented a 1.14% ownership interest in VRM. Mr. Ruiz is entitled to 70% of such investment, and Mr. Quesada is entitled to 30% of such investment. As a result, the indirect beneficial ownership attributable to such affiliated trusts would be 0.8% of VRM.
5.
Includes 138,909 shares of Class A Common Stock and 399,539 warrants directly held by Mr. Quesada. In addition to securities directly held by Mr. Quesada in his individual capacity, includes shares held by Quesada Group Holdings LLC and Series MRCS.
6.
Reported figures do not include any attributed ownership based on Mr. Quesada’s investment in VRM, which have been transferred to affiliated trusts of Mr. Quesada and of which Mr. Quesada disclaims beneficial ownership. Messrs. Ruiz and Quesada together invested in VRM, which investment represented a 1.14% ownership interest in VRM. Mr. Ruiz is entitled to 70% of such investment, and Mr. Quesada is entitled to 30% of such investment. As a result, the indirect beneficial ownership attributable to such affiliated trusts would be 0.3% of VRM.
7.
Includes 46,691 shares of Class A Common Stock.
8.
Consists of 35,825 shares of Class A Common Stock held by the spouse of Alexandra Plasencia.
9.
The business address for each of these individuals is c/o, Lionheart Equities LLC, 4218 NE 2nd Avenue, Miami FL 33137.
10.
Roger Meltzer has been a member of the Board since 2021.
11.
Beneficial ownership includes 10,000 shares of Class A Common Stock and 1,180,000 shares of Class A Common Stock underlying New Warrants.
12.
Thomas Hawkins has been a member of the Board since 2021. Beneficial ownership includes (i) 50,000 shares of Class A Common Stock and 2,360,000 shares of Class A Common Stock underlying New Warrants held in an individual capacity and (ii) 10,000 shares of Class A Common Stock and 1,180,000 shares of Class A Common Stock underlying New Warrants held by the Estate of Steven R. Berrard. Thomas Hawkins holds sole voting and investment control over the shares held by the Estate of Steven R. Berrard as the personal representative.
13.
Beneficial ownership includes 50,000 shares of Class A Common Stock and 2,360,000 shares of Class A Common Stock underlying New Warrants.
14.
Beneficial ownership includes 114,945,825 shares of Class A Common Stock issuable upon exchange of the Up-C Units.
15.
Includes (i) 832,498 shares of Class A Common Stock and 87,320,000 shares of Class A Common Stock underlying New Warrants owned by Lionheart Investments, LLC; (ii) 1,000,000 shares of Class A Common Stock and 118,000,000 shares of Class A Common Stock underlying New Warrants owned by Star Mountain Equities, LLC; (iii) 2,435,060 shares of Class A Common Stock and 273,029,937 shares of Class A Common Stock underlying New Warrants owned by Sponsor; and (iv) 1,000,000 shares of Class A Common Stock and 118,000,000 shares of Class A Common Stock underlying New Warrants owned by the 2022 OS Irrevocable Trust. Mr. Sternberg holds sole voting and investment control over the shares held by each of Lionheart Investments, LLC, Star Mountain Equities, LLC, and Sponsor as the sole manager. Mr. Sternberg’s spouse holds sole voting and investment control over the shares owned by the 2022 OS Irrevocable Trust as its trustee and as a result, Mr. Sternberg may be deemed to have beneficial ownership of the shares owned by the 2022 OS Irrevocable Trust.
16.
Beneficial ownership includes 58,990,077 shares of Class A Common Stock underlying New Warrants. Alan Rubenstein holds sole voting and investment control over the shares held by Oliver SPV Holdings, LLC as its manager. The address for Mr. Rubenstein and Oliver SPV Holdings, LLC is 822 Oliver St, Woodmere, NY 11598.
17.
Alex Ruiz is the son of John H. Ruiz, the Company’s Chief Executive Officer.
18.
Beneficial ownership includes 112,499 shares of Class A Common Stock and 11,800,000 shares of Class A Common Stock underlying New Warrants. Jacob Sod holds sole voting and investment control over the shares held by JLS Equities LLC as its manager. The address for Jacob Sod and JLS Equities LLC is 58 Larch Hill Rd, Lawrence, NY 11559.
19.
Beneficial ownership includes 87,499 shares of Class A Common Stock and 9,440,000 shares of Class A Common Stock underlying New Warrants.
20.
John H. Ruiz, II is the son of John H. Ruiz, the Company’s Chief Executive Officer. Beneficial ownership includes 7,420,004 shares of Class A Common Stock issuable upon exchange of the Up-C Units held in an individual capacity.
21.
Beneficial ownership includes 5,065,769 shares of Class A Common Stock issuable upon exchange of the Up-C Units.
22.
Includes 124,043,400 Up-C Units held by Series MRCS that are beneficially owned by Frank C. Quesada and 289,434,600 shares beneficially owned by John H. Ruiz (including through his affiliate, Jocral Holdings, LLC).
23.
Includes 66,666,666 shares of Class A Common Stock issuable upon exercise of the CPIA Warrant pursuant to the Amendment and the Warrant Agreement with the Holder.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Advances and Promissory Notes

Pursuant to a loan agreement dated May 20, 2022, John H. Ruiz and Frank C. Quesada provided a cash loan to the Company in the amount of $13,272,176.64 in order to satisfy the Service Fee Account condition as described in the Membership Interest Purchase Agreement dated July 11, 2021 (the “Closing Loan”). The Closing Loan has an annual interest rate of 4% and was set to mature on November 23, 2022; however, the maturity date of the Closing Loan may be extended, at the option of the Company, for up to three successive six-month periods (for a total of 24 months). The Company exercised this right and extended the maturity date of the Closing Loan. This loan agreement was ratified by the Audit Committee on June 15, 2022.

Pursuant to a loan agreement dated June 16, 2022, La Ley con John H. Ruiz d/b/a MSP Recovery Law Firm and MSP Law Firm, PLLC (collectively, “Law Firm”) made a cash loan to the Company in the amount of approximately $112,000,000 (the “New Loan”) in order to: (i) to fund the obligations to pay costs and expenses incurred in connection with the SPAC transaction undertaken by Lionheart II Holdings, LLC, and (ii) to fund operating expenses and other obligations of MSP Recovery, Inc., including repayment of certain funds that had been previously advanced to the Company by John H. Ruiz and Frank C. Quesada of approximately $24,000,000. The New Loan has an annual interest rate of 4%, paid in kind, and will mature four years from the effective date of the New Loan, with no prepayment penalty. This loan agreement was approved by the Audit Committee on June 15, 2022.

In addition to the New Loan, John H. Ruiz and Frank C. Quesada advanced an additional $4.95 million to the Company to cover certain expenses (the “Bridge Loan”). The Bridge Loan does not accrue interest on the unpaid balance and becomes due and payable upon funding of a credit facility that was being negotiated, but had not closed, at the end of fiscal year 2022, as set forth in Note 18 - Subsequent Events of the 2022 Form 10-K. Company can repay the Bridge Loan at any time, without prepayment penalties, fees, or other expenses.

Legal Services Agreement

At the closing of the business combination between the Company and Lionheart Acquisition Corporation II, the Company entered into a Legal Services Agreement (“LSA”) with La Ley con John H. Ruiz, P.A. d/b/a MSP Recovery Law Firm and MSP Law Firm, PLLC (collectively the “Law Firm”), dated May 23, 2022. Pursuant to the LSA, the Company engaged the Law Firm to act as its exclusive lead counsel to represent the Company, and each of its subsidiaries, as it pertains to certain assigned Claims, causes of actions, proceeds, products, and distribution. Under the LSA, the Company will pay the Law Firm all of the Law Firm’s documented costs related to representation of the Company or its subsidiaries approved in accordance with an agreed budget. For the services described in the LSA, the Law Firm will be entitled to: (i) any attorneys’ fees that are awarded to the Law Firm pursuant to a fee shifting statute by agreement or court award in such case, and (ii) an amount, if greater than zero, equal to the difference between 40% of the recovery proceeds due to the Company or its subsidiaries for recovered Claims, less any amount due to the Law Firm under the foregoing clauses ((i) and (ii) together, the “Compensation”).

The LSA also contains an advance provision, whereby the Company will advance to the Law Firm a monthly amount equal to: (x) $1,000,000 of the Compensation due to the Law Firm to fund certain resources necessary to provide services by the Law Firm, plus (y) overhead costs (i.e., salaries rent, utilities, and similar expenses; provided that any compensation paid to John Ruiz or Frank Quesada by the Law Firm shall not be included in such overhead costs) to operate the Law Firm in an amount necessary to pay such overhead costs reasonably anticipated by the Law Firm to become due in such month. This Advance shall be offset from the Compensation, and in the event that the Legal Services Agreement is terminated, certain additional fees may become payable to the Law Firm pursuant to the terms of the Legal Services Agreement. The LSA was ratified by the Audit Committee on June 15, 2022.

Air Transportation Services Agreement

Historically, MSP has been provided with aviation services pursuant to an Air Transportation Services Agreement, dated June 3, 2019, by and between MSP Recovery Aviation, LLC (“MSP Aviation”) and Series MRCS, a designated series of MDA Series, LLC, pursuant to which MSP Aviation agreed to provide Series MRCS and its affiliates with air transportation services via its private, non-commercial plane. In exchange for such services, Series MRCS agreed to reimburse MSP Aviation for aircraft rental and flight time along with related fees, expenses, and taxes in accordance with a lease agreement for each flight. MSP Aviation is owned by John H. Ruiz.

As of both December 31, 2022 and 2021, $153 thousand was due from MSP Aviation and included in the condensed consolidated balance sheets in Affiliate Receivable. For the year ended December 31, 2022, $400 thousand was included in General and Administrative expenses related to MSP Aviation in the condensed consolidated statements of operations. For the year ended December 31, 2021, the amounts were de minimis. Management of MSP intends to continue its relationship with MSP Aviation under an informal arrangement that provides MSP and its representatives with economic terms that are at least no less favorable than the terms it would receive if it were to engage an unrelated third party to provide substantially similar services. This agreement was approved by the Audit Committee on June 15, 2022.

Registration Rights

The Company has entered into the Registration Rights Agreement August 13, 2020 with the Holders (as defined therein). Pursuant to the terms of the Amended and Restated Registration Rights Agreement, (i) the Founder Shares and the shares of Class A common stock issued or issuable upon the conversion of any Founder Shares, (ii) the Units (as defined therein), (iii) the shares of Class A common stock included in such Units, (iv) the Original Warrants included in such Units (including any shares of Class A common stock issued or issuable upon the exercise of any such Original Warrants), (v) the New Warrants (including any shares of Class A common stock issued or issuable upon the exercise of any such New Warrants), (vi) the equity securities that Nomura purchased from the Company pursuant to that certain Forward Purchase Agreement described in the section entitled “Business – Company History.” (the “Forward Purchase Shares”), (vii) any outstanding share of the Class A common stock or any other equity security (including the shares of Class A common stock issued or issuable upon the exercise or conversion of any other equity security) of the Company held by a Holder as of the date of the Registration Rights Agreement, (viii) any shares of the Company issued or to be issued to any Additional Holders (as defined in the Registration Rights Agreement) in connection with the Business Combination and (ix) any other equity security of the Company issued or issuable with respect to any of the securities described in the foregoing clauses (i) - (ix) by way of a stock dividend or stock split or in connection with a combination of shares, recapitalization, merger, consolidation or reorganization will be entitled to certain registration rights, subject to the terms and conditions set forth in the Registration Rights Agreement.

The foregoing summary of the Registration Rights Agreement is not complete and is qualified in its entirety by reference to the complete text of the Registration Rights Agreement as set forth in an exhibit to the registration statement.

Director Independence

Our Board has determined that five of our directors, Michael F. Arrigo, Beatriz Assapimonwait, Thomas Hawkins, Ophir Sternberg, and Roger Meltzer, qualify as “independent” directors within the meaning of the independent director guidelines of Nasdaq and applicable SEC rules. The Nasdaq independence definition includes a series of objective tests regarding a director’s independence and requires that the Board make an affirmative determination that a director has no relationship with us that would interfere with such director’s exercise of independent judgment in carrying out the responsibilities of a director. As part of the Board’s determination, among other factors, the Board considered certain relationships of directors, including employment by LifeWallet.

Item 14. Principal Accounting Fees and Services.

The following is a summary of the fees billed to us by Deloitte & Touche LLP (“Deloitte”) for professional services rendered for the fiscal year ending December 31, 2022 and 2021.

Accounting Fees and Services
Fee Category	2022	2021
Audit Fees	$1,444,002	$557,796
Audit-Related Fees	$895,821	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$2,339,823	$557,796

Audit Fees. The aggregate audit fees (inclusive of out-of-pocket expenses) billed by Deloitte were for professional services rendered for the audit of our annual financial statements and review of financial statements included in our Annual Report on Form 10-K filed with the SEC, and for services that are normally provided by the independent registered certified public accountants in connection with such filings, including amendments, or engagements for the fiscal year ended December 31.

Audit Related Fees. This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees that would normally be disclosed under this category include consultation regarding our correspondence with the SEC and other accounting consulting.

Tax Fees. This category consists of professional services rendered by our independent registered public accounting firm for tax compliance, tax advice and tax planning. The services for the fees that would normally be disclosed under this category include tax return preparation and technical tax advice.

All Other Fees. This consists of fees billed for products and services other than those described above.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

1. FINANCIAL STATEMENTS

The following is a list of the consolidated financial statements of MSP Recovery, Inc. filed with this Annual Report, together with the reports of our independent registered public accountants and Management’s Report on Internal Control over Financial Reporting:

Financial Statements

2. FINANCIAL STATEMENT SCHEDULES

All financial statement schedules are omitted because the information is inapplicable or presented in the notes to the consolidated Financial Statements.

3. EXHIBITS

The following documents are included as exhibits to this report:

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
2.1+	Membership Interest Purchase Agreement	8-K	001-39445	2.1	May 27, 2022
2.2+	Amendment No. 1 to Membership Interest Purchase Agreement	8-K	001-39445	2.2	May 27, 2022
2.3+	Amendment No. 2 to Membership Interest Purchase Agreement	8-K	001-39445	2.3	May 27, 2022
2.4+	Amendment No. 3 to Membership Interest Purchase Agreement	8-K	001-39445	2.4	May 27, 2022
2.5+	Amendment No. 4 to Membership Interest Purchase Agreement	8-K	001-39445	2.5	May 27, 2022
3.1+	Second Amended and Restated Certificate of Incorporation of the Company	8-K	001-39445	3.1	May 27, 2022
3.2+	Amended and Restated Bylaws of the Company	8-K	001-39445	3.2	May 27, 2022
4.1+	Specimen Unit Certificate of the Registrant	8-K	001-39445	4.1	May 27, 2022
4.2+	Specimen Class A Common Stock Certificate of the Registrant	8-K	001-39445	4.2	May 27, 2022
4.3+	Specimen Warrant Certificate of the Registrant	8-K	001-39445	4.3	May 27, 2022
4.4+	Warrant Agreement, dated August 13, 2020, by and between the Registrant and Continental Stock Transfer & Trust Company, LLC	8-K	001-39445	4.4	May 27, 2022
4.5+	New Warrant Agreement	8-K	001-39445	4.5	May 27, 2022
4.6+	Form of New Warrant Certificate	8-K	001-39445	4.6	May 27, 2022
4.7+	CPIA Warrant Agreement	10-Q	001-39445	10.1	November 10, 2022
10.1+	Letter Agreement, dated August 13, 2020, by and among the Registrant and its officers, directors, Nomura and the Sponsor	S-4	6770	10.1	April 29, 2022
10.2+	Investment Management Trust Agreement, dated August 13, 2020, by and between the Registrant and Continental Stock Transfer & Trust Company, LLC	S-4	6770	10.2	April 29, 2022
10.3+	Registration Rights Agreement, dated August 13, 2020, by and among the Registrant and certain security holders	S-4	001-39445	10.3	April 29, 2022
10.4+	Securities Purchase Agreement, dated July 27, 2020, by and between the Sponsor and Nomura	S-4	001-39445	10.4	April 29, 2022
10.5+	Private Placement Unit Subscription Agreement, dated August 13, 2020, by and between the Registrant and the Sponsor	S-4	6770	10.5	April 29, 2022

10.6+	Private Placement Unit Subscription Agreement, dated August 13, 2020, by and between the Registrant and Nomura	S-4	6770	10.6	April 29, 2022
10.7+	Indemnification Agreement	8-K	001-39445	10.7	May 27, 2022
10.8+	Administrative Support Agreement, dated August 13, 2020, by and between the Registrant and the Sponsor	S-4	6770	10.8	April 29, 2022
10.9+	Forward Purchase Agreement, dated August 13, 2020, by and between the Company and Nomura	S-4	6770	10.9	April 29, 2022
10.10+	Form of Limited Liability Agreement of Opco	S-4	6770	10.10	April 29, 2022
10.11+	Amended and Restated Registration Rights Agreement	8-K	001-39445	10.11	May 27, 2022
10.12+	Tax Receivable Agreement	8-K	001-39445	10.12	May 27, 2022
10.13+	Sponsor Agreement	S-4	6770	10.13	April 29, 2022
10.14+	Employment Agreement, entered into as of May 23, 2022 by and between John H. Ruiz and Lionheart II Holdings, LLC	8-K	001-39445	10.5	May 27, 2022
10.14+	Employment Agreement, entered into as of May 23, 2022 by and between Frank C. Quesada and Lionheart II Holdings, LLC	8-K	001-39445	10.6	May 27, 2022
10.15+	Escrow Agreement	8-K	001-39445	10.7	May 27, 2022
10.16+	2022 Omnibus Incentive Plan	8-K	001-39445	10.8	May 27, 2022
10.17+	Lock-Up Agreement	8-K	001-39445	10.9	May 27, 2022
10.18+	Legal Services Agreement	8-K	001-39445	10.10	May 27, 2022
10.19+	Side Letter Agreement	8-K	001-39445	10.11	May 27, 2022
10.20+	Virage Side Letter Agreement	8-K	001-39445	10.12	May 27, 2022
10.21+	VRM Full Return Guaranty Agreement	S-4	6770	10.21	April 29, 2022
10.22+	Asset and Interest Transfer Agreement in relation to the Series MRCS Asset Acquisition	S-4	6770	10.22	April 29, 2022
10.23+	Transfer Agreement in relation to the VRM MSP Asset Acquisition	S-4	6770	10.23	April 29, 2022
10.24+	Master Transaction Agreement in relation to the VRM MSP Asset Acquisition	S-4	6770	10.24	April 29, 2022
10.25+	Common Stock Purchase Agreement, dated January 6, 2023, between MSP Recovery, Inc. and YA II PN, Ltd.	8-K	001-39445	10.1	January 12, 2023
10.26+	Registration Rights Agreement, dated January 6, 2023, between MSP Recovery, Inc. and YA II PN, Ltd.	8-K	001-39445	10.2	January 12, 2023
10.27+	Second Amended and Restated Claims Proceeds Investment Agreement, dated January 24, 2019, between MSPA Claims 1, LLC and Brickell Key Investments LP	S-1/A	333-268616	10.27	January 20, 2023
10.28+	Amendment to Claim Proceeds Investment Agreement, dated September 30, 2022, between MSP Recovery, Inc. and Brickell Key Investments LP	S-1/A	333-268616	10.28	January 20, 2023
10.29+	MTA Amendment and Binding Term Sheet, by and between Virage Recovery Master LP, Series MRCS, a series of MDA, Series LLC, John H. Ruiz, Frank C. Quesada, Virage Capital Management LP, MSP Recovery, LLC, La Ley con John H. Ruiz, MSP Recovery, Inc. and Lionheart II Holdings, LLC, dated April 12, 2023	8-K	001-39445	10.1	April 17, 2023
10.30+	Amended and Restated Secured Promissory Note, dated April 12, 2023 by and between the Company and Nomura Securities International, Inc.	8-K	001-39445	10.2	April 17, 2023
10.31*	Membership Interest Purchase Agreement, dated March 29, 2023, by and among MSP Recovery LLC, MSP Recovery Claims, Series, LLC and Hazel Holdings I LLC
10.32*	Membership Interest Purchase Agreement, dated March 29, 2023 by and among MSP Recovery, LLC, MSP Recovery Claims Series 44, LLC, MSP Recovery Holding Series 01, LLC and Hazel Holdings I LLC
10.33*	Credit Agreement, dated March 29, 2023 by and between Subrogation Holdings LLC, MSP Recovery, LLC, MSP Recovery Claims, Series LLC - Series 15-09-321 and Hazel Holdings I LLC

10.34*	Amended and Restated Credit Agreement, dated March 29, 2023 by and between Subrogation Holdings LLC, MSP Recovery, LLC, MSP Recovery Claims, Series LLC - Series 15-09-321 and Hazel Holdings I LLC
10.35*	Amended and Restated Collateral Administration Agreement, dated March 29, 2023, by and between Hazel Partners Holdings LLC, Subrogation Holdings, LLC and MSP Recovery LLC
23.1*	Consent of Deloitte & Touche LLP
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

# Furnished herewith.

+ Previously filed.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MSP Recovery, Inc.

July 26, 2023	By:	/s/ John H. Ruiz
John H. Ruiz
Chief Executive Officer

July 26, 2023	By	/s/ Ricardo Rivera
Ricardo Rivera
Interim Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ John H. Ruiz	Chief Executive Officer/Director (Principal Executive Officer)	July 26, 2023
John H. Ruiz

/s/ Ricardo Rivera	Chief Operating Officer and Interim Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	July 26, 2023
Ricardo Rivera

/s/ Frank C. Quesada	Chief Legal Officer/Director	July 26, 2023
Frank C. Quesada

/s/ Alexandra Plasencia	General Counsel	July 26, 2023
Alexandra Plasencia

/s/ Ophir Sternberg	Director	July 26, 2023
Ophir Sternberg

/s/ Beatriz Assapimonwait	Director	July 26, 2023
Beatriz Assapimonwait

/s/ Michael Arrigo	Director	July 26, 2023
Michael Arrigo

/s/ Thomas W. Hawkins	Director	July 26, 2023
Thomas W. Hawkins

/s/ Roger Meltzer	Director	July 26, 2023
Roger Meltzer