Form 10-Q
period 2023-03-31
MSP Recovery, Inc.
filed 2023-08-17
CIK 1802450

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of August 17, 2023, the registrant had 332,445,943 shares of Class A common stock, $0.0001 par value per share, and 3,106,616,119 shares of Class V common stock, $0.0001 par value per share, outstanding.

DEFINITIONS

Unless otherwise stated or unless the context otherwise requires, the terms “we,” “us,” “our,” the “Company,” and “LifeWallet” refer to MSP Recovery, Inc. d/b/a LifeWallet. As used in this Quarterly Report on Form 10-Q, unless otherwise noted or the context otherwise requires, the terms below are defined as follows:

“2022 Form 10-K” means the Annual Report on Form 10-K for the year ended December 31, 2022, which was filed by the Company on July 27, 2023.

“Algorithm” refers to a set of instructions that perform a particular action. Our team of data scientists and medical professionals create proprietary instruction sets, or “Algorithms,” to identify recovery opportunities within the data sets of our Assignors’ Claims. Our proprietary algorithms incorporate various data points within the data sets of our Assignors’ Claims, which may include, but are not limited to, medical coding classification systems such as diagnosis codes (e.g., ICD-8/ICD-9/ICD-10 codes), procedure codes (e.g., CPT codes), and drug codes (e.g., NDC codes); non-medical data such as demographics and date ranges; and data from public sources such as crash reports, offense incident reports, and other reports that provide details as to an occurrence. These Algorithms are then applied to our Assignors’ aggregated Claims data, filtering through the billions of lines of data from our Assignors to identify recoverable opportunities consistent with a given Algorithm’s criteria. Identified potential recoveries are then further quality reviewed by our medical team.

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

“Business Combination” means the business combination pursuant to that certain Membership Interest Purchase Agreement, dated as of July 11, 2021, as described in more detail in Note 3 Business Combination of this Form 10-Q;

“CF” means Cantor Fitzgerald, L.P., a New York based investment bank.;

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

“Class A Common Stock” means the shares of the Company’s Class A common stock, par value $0.0001 per share;

“Class V Common Stock” means the shares of the Company’s Class V common stock, par value $0.0001 per share;

“Class B Unit” means the non-voting economic Class B Units of the Company, as described in more detail in Note 3, Business Combination of this Form 10-Q;

“Closing” means the closing of the Business Combination, as described in more detail in Note 3 Business Combination of this Form 10-Q;

“Company” means the registrant, MSP Recovery, Inc. d/b/a LifeWallet, a Delaware corporation.

“Exchange Act” means the Securities Exchange Act of 1934, as amended;

“Existing Warrant Agreement” means the Warrant Agreement dated as of August 13, 2020, by and between the Company and Continental Stock Transfer & Trust Company;

“GAAP” means generally accepted accounting principles in the United States, as applied on a consistent basis;

“Hazel” means Hazel Holdings I LLC, a Delaware limited liability company, together with its affiliates;

“Working Capital Credit Facility” means the credit agreement as described in more detail in Note 10, Claims Financing Obligations and Notes Payable of this Form 10-Q;

“IPO” means the initial public offering by the Company;

“Legacy MSP” means MSP Recovery as it was organized in 2014 as a Medicaid and Medicare Secondary Pay Act recovery specialist.

“LLC Agreement” means the first amended and restated limited liability company agreement of Opco;

“Members’ Representative” means John H. Ruiz, solely in his capacity as the representative of the Members;

“MIPA” means the Membership Interest Purchase Agreement, dated as of July 11, 2021, as described in more detail in Note 3 Business Combination of this Form 10-Q;

“MSP Recovery” means MSP Recovery, LLC, a Florida limited liability company;

“MSP RH Series 01” means MSP Recovery Holdings Series 01, LLC, a Delaware limited liability company;

“MSP RH Series 01 Recovery Services Agreement” means the Recovery Services Agreement dated as of October 23, 2020 by and between MSP RH Series 01 and MSP Recovery;

“New Warrants” means 1,029,000,000 warrants, each to purchase one share of Class A Common Stock issued as a dividend to the holders of record of Class A Common Stock as of the close of business on the date of Closing;

“Nomura” means Nomura Securities International, Inc.;

“Opco” means Lionheart II Holdings, LLC, a wholly owned subsidiary of the Company;

“OTC Equity Prepaid Forward Transaction” means an agreement between the Company and CF in which CF agreed to (a) transfer to the Company for cancellation any warrants to purchase shares received as a result of being the stockholder of record of a share as of the close of business on the closing date of the Business Combination, pursuant to the previously announced and declared LCAP dividend and (b) waive any redemption right that would require the redemption of the Subject Shares (as defined below) in exchange for a pro rata amount of the funds held in LCAP’s trust account.

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

“Public Warrants” means warrants included in the Public Units issued in the IPO, each of which is exercisable for one share of Class A Common Stock, in accordance with its terms, as described in more detail in Note 3 Business Combination of this Form 10-Q;

“PVPRC” means the cumulative Paid Amount value of potentially recoverable Claims. We analyze our Claims portfolio and identify potentially recoverable Claims using Algorithms that comb through historical paid Claims data and search for potential recoveries. The PVPRC is a measure of the Paid Amount in respect of those potentially recoverable Claims. In the limited instances where the data received from our Assignors lacks a paid value, the adjustment formula described in the definition of Paid Amount is applied and increases PVPRC by approximately 7%.

“Recovery Proceeds” means, with respect to any Claim, any and all of the gross proceeds recovered, including compensation, interest, penalties, and fees which may be paid or payable with respect to such Claim (including any and all cash, securities, instruments or other property which may be paid or issued by defendants or third parties in litigation proceedings in satisfaction of such Claim).

“SEC” means the U.S. Securities and Exchange Commission;

“Securities Act” means the Securities Act of 1933, as amended;

“Series MRCS” means Series MRCS, a series of MDA, Series LLC, a Delaware series limited liability company;

“Trust Account” means the trust account established by the Company for the benefit of its stockholders with Continental Stock Transfer & Trust Company;

“Up-C Unit” means each pair consisting of one share of Class V Common Stock and one Class B Unit, as described in more detail in Note 3 Business Combination of this Form 10-Q.

“Virage” means Virage Capital Management LP, a Delaware limited partnership;

“VRM” means Virage Recovery Master LP, a Delaware limited partnership and affiliate of Virage; and

“VRM MSP” means VRM MSP Recovery Partners LLC, a Delaware limited liability company and joint investment vehicle of VRM and Series MRCS.

Part I - Financial Information

Item 1. Financial Statements

MSP RECOVERY, INC. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
(In thousands except per share amounts)	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$21,583	$3,661
Restricted cash	—	11,420
Accounts receivable, net	4,508	6,195
Affiliate receivable (1)	330	2,425
Prepaid expenses and other current assets (1)	23,744	27,656
Total current assets	50,165	51,357
Property, plant and equipment, net	4,116	3,432
Intangible assets, net (2)	3,495,519	3,363,156
Total assets	$3,549,800	$3,417,945

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$5,516	$8,422
Affiliate payable (1)	19,861	19,822
Commission payable	735	545
Derivative liability	—	9,613
Warrant liability	2,733	5,311
Other current liabilities	80,567	72,002
Total current liabilities	109,412	115,715
Guaranty obligation (1)	825,010	787,945
Claims financing obligation and notes payable (1)	466,653	198,489
Loan from related parties (1)	130,709	125,759
Interest payable (1)	4,473	2,765
Total liabilities	$1,536,257	$1,230,673
Commitments and contingencies (Note 12)

Class A common stock subject to possible redemption, 1,129,589 shares at redemption value as of December 31, 2022 (None as of March 31, 2023)	—	1,807

Stockholders’ Equity (Deficit):
Class A common stock, $0.0001 par value; 5,500,000,000 shares authorized; 96,002,855 and 74,605,284 issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	$9	$7
Class V common stock, $0.0001 par value; 3,250,000,000 shares authorized; 3,128,121,511 and 3,147,979,494 issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	313	315
Additional paid-in capital	153,332	136,760
Members’ equity	-	-
Accumulated deficit	(34,119)	(29,203)
Total Stockholders’ Equity (Deficit)	119,535	107,879
Non-controlling interest	1,894,008	2,077,586
Total equity	$2,013,543	$2,185,465
Total liabilities and equity	$3,549,800	$3,417,945

(1)
As of March 31, 2023 and December 31, 2022, the total affiliate receivable, affiliate payable, guaranty obligation and loan from related parties balances are with related parties. In addition, the prepaid expenses and other current assets, claims financing obligation and notes payable, and interest payable includes balances with related parties. See Note 13, Related Party Transactions, for further details.
(2)
As of March 31, 2023 and December 31, 2022, intangible assets, net included $2.5 billion and $2.3 billion, respectively, related to a consolidated VIE. See Note 9, Variable Interest Entities, for further details.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MSP RECOVERY, INC. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended March 31,
(In thousands except per share amounts)	2023	2022
Claims recovery income	$3,497	$109
Claims recovery service income (1)	498	8,076
Total Claims Recovery	$3,995	$8,185
Operating expenses
Cost of claim recoveries (2)	1,021	7
Claims amortization expense	113,469	2,717
General and administrative (3)	6,855	4,446
Professional fees	9,728	1,938
Professional fees - legal (4)	8,551	2,472
Allowance for credit losses	5,000	—
Depreciation and amortization	9	79
Total operating expenses	144,633	11,659
Operating Loss	$(140,638)	$(3,474)
Interest expense	(42,390)	(10,415)
Other income (expense), net	6,627	(2)
Change in fair value of warrant and derivative liabilities	2,255	—
Net loss before provision for income taxes	$(174,146)	$(13,891)
Provision for income tax expense	—	—
Net loss	$(174,146)	$(13,891)
Less: Net (income) loss attributable to non-controlling members	169,230	—
Net loss attributable to controlling members	$(4,916)	$(13,891)

Basic and diluted weighted average shares outstanding, Class A Common Stock (5)	88,609,528	N/A
Basic and diluted net loss per share, Class A Common Stock (5)	$(0.06)	N/A

(1)
For the three months ended March 31, 2023 and 2022, claims recovery service income included $0 million and $7.3 million, respectively, of claims recovery service income from VRM MSP. See Note 13, Related Party Transactions, for further details.
(2)
For the three months ended March 31, 2022, cost of claim recoveries included $40.5 thousand of related party expenses. This relates to contingent legal expenses earned from claims recovery income pursuant to legal service agreements with the La Ley con John H. Ruiz P.A., d/b/a MSP Recovery Law Firm (the “Law Firm”). No such related party expenses were present for the three months ended March 31, 2023. See Note 13, Related Party Transactions, for further details.
(3)
For the months ended March 31, 2022, general and administrative expenses included $0.1 million of related party expenses. See Note 13, Related Party Transactions, for further details. No such related party expenses were present for the three months ended March 31, 2023.
(4)
For the three months ended March 31, 2023 and 2022, professional fees - legal included $4.2 million and $4.7 thousand, respectively, of related party expenses related to the Law Firm. See Note 13, Related Party Transactions, for further details.
(5)
Earnings per share information has not been presented for periods prior to the Business Combination (as defined in Note 3, Business Combination), as it resulted in values that would not be meaningful to the users of these unaudited condensed consolidated financial statements. Refer to Note 14, Net Loss Per Common Share for further information.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MSP RECOVERY, INC. and Subsidiaries

Condensed Consolidated Statements of Changes in Equity

(Unaudited)

Three Months Ended March 31, 2023

	Class A Common Stock		Class V Stock
(In thousands except shares)	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Members' Deficit	Accumulated Deficit	Non- Controlling Interests	Total Equity
Balance at December 31, 2022	74,605,284	$7	3,147,979,494	$315	$136,760	$—	$(29,203)	$2,077,586	$2,185,465
Conversion of Warrants	104,152	—	—	—	336	—	—	(170)	166
Class A Issuances	21,293,419	2	(19,857,983)	(2)	16,236	—	—	(14,178)	2,058
Net loss	—	—	—	—	—	—	(4,916)	(169,230)	(174,146)
Balance at March 31, 2023	96,002,855	$9	3,128,121,511	$313	$153,332	$—	$(34,119)	$1,894,008	$2,013,543

Three Months Ended March 31, 2022

(In thousands)	Members’ Deficit	Non- Controlling Interests	Total Equity
Balance at December 31, 2021	$(155,756)	$4,348	$(151,408)
Contributions	—	—	—
Distributions	(102)	—	(102)
Net loss	(13,891)	—	(13,891)
Balance at March 31, 2022	$(169,749)	$4,348	$(165,401)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MSP RECOVERY, INC. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
(In thousands)	2023	2022
Cash flows from operating activities:
Net loss (1)	$(174,146)	$(13,891)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	9	79
Claims amortization expense	113,469	2,717
Paid in kind interest	41,937	10,392
Change in fair value of derivatives	(158)	—
Change in fair value of warrant liability	(2,413)	—
Allowance for credit losses	5,000	—
Gain sale of intangible assets	(4,599)	—
Change in operating assets and liabilities:
Accounts receivable	(3,313)	—
Affiliate receivable (1)	2,096	(83)
Affiliate payable (1)	39	3,013
Prepaid expenses and other assets	4,038	(194)
Commission payable	190	—
Accounts payable, accrued liabilities and other current liabilities	7,875	1,400
Deferred service fee income	—	(249)
Net cash (used in) provided by operating activities	(9,976)	3,184
Cash flows from investing activities:
Purchases of property, plant, and equipment	(693)	(133)
Purchases of intangible assets	(1,234)	(2,000)
Proceeds from sale of intangible assets	10,000	—
Net cash provided by (used in) investing activities	8,073	(2,133)
Cash flows from financing activities:
Proceeds from debt financing	15,000	—
Deferred financing costs	(125)	(823)
Proceeds from related party loan (1)	4,950	—
Release of temporary equity	(11,420)	—
Distributions to members	—	(102)
Net cash provided (used in) by financing activities	8,405	(925)
Increase in cash and cash equivalents and restricted cash	6,502	126
Cash and cash equivalents and restricted cash at beginning of year	15,081	1,664
Cash and cash equivalents at end of period	$21,583	$1,790

Supplemental cash flow information:

Supplemental disclosure of non-cash investing and financing activities:
Sale of intangible assets	$30,897	$—
Purchase of intangible asset financed by note payable	$250,000	$—
Release of temporary equity	$1,807	$—
Original issue discount	$10,000	$—
Cash paid during the period for:
Interest	$—	$23

(1)
Balances include related party transactions. See Note 13, Related Party Transactions, for further details.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MSP RECOVERY, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1. DESCRIPTION OF BUSINESS

On May 23, 2022 (the “Closing Date”), MSP Recovery, Inc. d/b/a LifeWallet, a Delaware corporation (formerly known as Lionheart Acquisition Corporation II (“LCAP”) consummated the previously announced business combination pursuant to that certain Membership Interest Purchase Agreement, dated as of July 11, 2021 (as amended, the “MIPA”), by and among the Company, Lionheart II Holdings, LLC, a wholly owned subsidiary of the Company, MSP Recovery, LLC and combined and consolidated subsidiaries (“Legacy MSP”), the members of Legacy MSP (the “Members”), and John H. Ruiz, in his capacity as the representative of the Members (the “Members’ Representative”). Pursuant to the MIPA, the Members sold and assigned all of their membership interests in Legacy MSP to the Company in exchange for non-economic voting shares of Class V common stock, par value $0.0001, of the Company (“Class V Common Stock”) and non-voting economic Class B Units of the Company (“Class B Units,” and each pair consisting of one share of Class V Common Stock and one Class B Unit, an “Up-C Unit”) (such transaction, the “Business Combination”). The Up-C Units are convertible into Class A Common Stock of the Company at the discretion of the holder of the Up-C Unit. See Note 3, Business Combination for details. Subsequent to the Closing Date, the Company’s sole asset is its equity interest in MSP Recovery, LLC. The Company is the managing member and therefore consolidates Legacy MSP.

Legacy MSP was organized in 2014 as a Medicaid and Medicare Secondary Pay Act recovery specialist. The Company utilizes its proprietary internal data analytics platform to review health Claims assigned by secondary payers such as health plans, management service organizations , providers of medical services and independent physicians association s. This platform allows the Company to identify Claims cost recovery rights with potential recovery paths where Claims either should not have been paid by the secondary payers or should have been reimbursed by third-party entities.

The Company is assigned recovery rights to Claims by secondary payers via Claims Cost Recovery Agreements (“CCRAs”). Prior to executing a CCRA, the Company utilizes its proprietary internal data analytics platform to review the set of Claims of a prospective assignor to identify Claims with probable recovery paths. MSP’s assets are these irrevocable broad assignments of health Claims recovery rights that are supported by federal and state laws and regulations. MSP’s operations are primarily conducted in the U.S. and Puerto Rico.

LifeWallet

As of March 31, 2023, the Company’s investment related to LifeWallet included in the condensed consolidated statement of operations was limited to activity and expenses incurred during the three months ended March 31, 2023, which amounted to $1.2 million.

Committed Equity Facility

On May 17, 2022, the Company entered into a Company Common Stock Purchase Agreement (the “CF Agreement”) with an affiliate of Cantor Fitzgerald (“CF”). Pursuant to the CF Agreement, after the closing of the Business Combination, the Company will have the right to sell to CF, from time to time at its option, up to $1 billion in Class A Common Stock shares, subject to the terms, conditions and limitations set forth in the CF Agreement.

On January 6, 2023, the Company entered into a Company Common Stock Purchase Agreement (the “Yorkville Purchase Agreement”) with YA II PN, Ltd., a Cayman Island exempted company (“Yorkville”), which replaced the CF Agreement noted above. Pursuant to the Yorkville Purchase Agreement, the Company has the right to sell to Yorkville from time to time at its option up to $1 billion in shares of the Company’s Class A Common Stock, subject to the terms, conditions and limitations set forth in the Yorkville Purchase Agreement. Sales of the shares of the Class A Common Stock to Yorkville under the Yorkville Purchase Agreement, and the timing of any such sales, will be determined by the Company from time to time in its sole discretion and will depend on a variety of factors, including, among other things, market conditions, the trading price of the Class A Common Stock, as well as determinations by the Company about the use of proceeds of such stock sales. The net proceeds from any such sales under the Yorkville Purchase Agreement will depend on the frequency with, and the price at, which the shares of Class A Common Stock are sold to Yorkville. Upon the initial satisfaction of the conditions to Yorkville’s obligation to purchase shares of Class A Common Stock set forth under the Yorkville Purchase Agreement (the “Commencement”), including that a registration statement registering the resale by Yorkville of the shares of Class A Common Stock under the Securities Act, purchased pursuant to the Yorkville Purchase Agreement (the “Resale Registration Statement”) is declared effective by the SEC and a final prospectus relating thereto is filed with the SEC, the Company will have the right, but not the obligation, from time to time, at its sole discretion and on the terms and subject to the limitations contained in the Yorkville Purchase Agreement, until no later than the first day of the month following the 36 month anniversary of the date that the Resale Registration Statement is declared effective, to direct Yorkville to purchase a number of shares of Common Stock, in an amount not to exceed 33% of the total trading volume during the applicable purchase period and not to exceed a total beneficial ownership for Yorkville of 4.99% of outstanding voting shares, by delivering written notice to Yorkville prior to the commencement of trading on any trading day. The purchase price of the Class A Common Stock that the Company elects to sell to Yorkville pursuant to the Yorkville Purchase Agreement will be 98% of the volume-weighted average price (“VWAP”) of the stock during the applicable

MSP RECOVERY, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

purchase date on which the Company has timely delivered a written notice to Yorkville, directing it to purchase common stock under the Yorkville Purchase Agreement.

In connection with the Yorkville Purchase Agreement, the CF Agreement has been terminated.

Liquidity

As an early-stage growth company, the Company has incurred substantial net losses since inception. As of March 31, 2023, the Company had unrestricted cash and cash equivalents totaling $21.6 million. The Company has incurred recurring losses and negative cash flows since inception and has an accumulated deficit of $34.1 million as of March 31, 2023. For the three months ended March 31, 2023, the Company used approximately $10.0 million of cash in operations. The Company’s liquidity will depend on the ability to generate substantial Claims recovery income and Claims recovery services income in the near future, the timing of which is uncertain, as well as its ability to secure funding from capital sources. The Company’s principal liquidity needs have been capital expenditures, working capital, debt service and Claims financing obligations.

The Company anticipates sources of liquidity to include the Working Capital Credit Facility as disclosed in Note 10, Claims Financing Obligations and Notes Payable. The Company anticipates having funding through this source and has taken several actions to address liquidity concerns, including:

In response to these conditions, the Company undertook several actions to address these concerns, including:

1.
On March 29, 2023, the Company entered into the Working Capital Credit Facility consisting of commitments to fund up to $48 million in proceeds. See summary in “Hazel Transactions” in Note 10, Claims Financing Obligations and Notes Payable.
2.
On April 12, 2023, the Company entered into the Virage MTA Amendment, which extended the due date for the payment obligations to Virage to September 30, 2024. See summary in Note 16, Subsequent Events.
3.
On April 12, 2023, the Company entered into an amended and restated promissory note with Nomura, which extended the due date to September 30, 2024. See summary in Note 16, Subsequent Events.
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

The Company has concluded that such actions alleviate the substantial doubt about the Company’s ability to continue as a going concern beyond one year from the date these financial statements are issued.

Note 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

Basis of presentation

These statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and, in accordance with those rules and regulations do not include all information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, the unaudited condensed consolidated interim financial statements (the “Financial Statements”) reflect all adjustments, which consist only of normal recurring adjustments, necessary to state fairly the results of operations, financial condition and cash flows for the interim periods presented herein. Prior to the Business Combination, the Financial Statements reflect Legacy MSP.

These Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto included in the 2022 Form 10-K. The year-end condensed consolidated balance sheet data was derived from the audited financial statements but does not include all disclosures required by GAAP. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the full year.

All intercompany transactions and balances are eliminated from the Financial Statements.

Principles of consolidation

MSP RECOVERY, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company consolidates all entities that it controls through a majority voting interest or otherwise and the accompanying Financial Statements include the accounts of the Company’s wholly owned subsidiaries and these entities for which the Company has a controlling interest in. The Company also consolidates all entities that it controls as the primary beneficiary of a variable interest entity (“VIE”). Under the VIE model, management first assesses whether the Company has a variable interest in an entity, which would include an equity interest. If the Company has a variable interest in an entity, management further assesses whether that entity is a VIE, and if so, whether the Company is the primary beneficiary under the VIE model. Generally, entities that are organized similar to a limited partnership, in which a general partner (or managing member) make the most relevant decisions that affect the entity’s economic performance, are considered to be VIEs which would require consolidation, unless the limited partners have substantive kickout or participating rights. Entities that do not qualify as VIEs are assessed for consolidation under the voting interest model.

Under the VIE model, an entity is deemed to be the primary beneficiary of a VIE if it holds a controlling financial interest. A controlling financial interest is defined as (a) the power to direct the activities of a VIE that most significantly affect the entity’s economic performance and (b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. Management determines whether the Company is the primary beneficiary of a VIE at the time it becomes involved with a VIE and reconsiders that conclusion at each reporting date. This analysis includes an evaluation of the Company’s control rights, as well as the economic interests that the Company holds in the VIE, including indirectly through related parties. As a result of the Business Combination, the Company consolidates MSP Recovery under the VIE model.

Estimates and Assumptions

The preparation of Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting periods. Actual results could differ from the Company’s estimates. Estimates are periodically reviewed considering changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Significant estimates and assumptions reflected in these Financial Statements include but are not limited to Claims recovery income and Claims recovery service income recognition, recoverability of long-lived assets and cost of Claims recoveries.

Concentration of credit risk and Off-Balance Sheet Risk

Cash and cash equivalents and affiliate receivable are financial instruments that are potentially subject to concentrations of credit risk. See Note 13, Related Party Transactions, for disclosure of affiliate receivables. The Company’s cash and cash equivalents and restricted cash are deposited in accounts at large financial institutions, which at times may exceed federally insured limits. The Company has not incurred any losses on these accounts. The Company believes it is not exposed to significant credit risk due to the financial strength of the depository institutions in which the cash and cash equivalents are held. The Company has no other financial instruments with off-balance-sheet risk of loss.

Non-controlling Interests

As part of the Business Combination and described in Note 3, Business Combination, the Company became the managing member of MSP Recovery, which is consolidated as the Company controls the operating decisions of MSP Recovery. The non-controlling interest relates to the Up-C Units that are convertible into Class A Common Stock of the Company at the discretion of the holder of the Up-C Unit. The Up-C Unit holders retained approximately 99.76% of the economic ownership percentage of the Company as of the Closing Date. The non-controlling interest is classified as permanent equity within the condensed consolidated balance sheet of the Company. As of March 31, 2023, based on the Class A common stock issuances during the period, the non-controlling interest of Class V Common Stock shareholders was 97.70%.

Changes in the Company’s ownership interest in MSP Recovery, due to Class V Common Stock shareholders converting their shares to Class A Common Stock, are accounted for as equity transactions. Each issuance of the Company’s Class A Common Stock requires a corresponding issuance of MSP Recovery units to the Company. The issuance would result in a change in ownership and would reduce the balance of non-controlling interest and increase the balance of additional paid-in capital.

Claims Recovery Service Income

For the three months ended March 31, 2023 and 2022, the majority of the Company’s Claims recovery service income was related to a servicing agreements with VRM MSP and MSP RH Series 01, which was entered into on March 27, 2018. As part of the Business Combination, the Company acquired rights to cash flows in the assets, after certain required returns to VRM MSP, that had been part of the servicing agreement. As part of this acquisition, the Company no longer receives service income from this agreement and consolidates the entity in which the Company acquired rights to cash flow in the assets as outlined in Note 4, Acquisitions.

In connection with the Hazel transactions discussed in Note 4, Acquisitions, the Company terminated its service agreement with MSP Recovery RH Series 01, an affiliate of Hazel.

MSP RECOVERY, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Recent Accounting Pronouncements

New Accounting Pronouncements Recently Adopted

ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses. In 2016 and subsequently, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments including subsequent amendments to the initial guidance: ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825. Financial Instruments, ASU 2019-05, Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief, ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments - Credit Losses. ASU 326, and ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures and related amendments require credit losses on financial instruments measured at amortized cost basis to be presented at the net amount expected to be collected, replacing the current incurred loss approach with an expected loss methodology that is referred to as CECL. This ASU is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. The Company adopted this guidance on January 1, 2023 and it had no material impact on our Financial Statements.

Note 3. BUSINESS COMBINATION

On May 23, 2022, MSP Recovery, Inc. consummated the previously announced Business Combination pursuant to that certain Membership Interest Purchase Agreement, dated as of July 11, 2021 (as amended, the “MIPA”), by and among the Company, Lionheart II Holdings, LLC, a wholly owned subsidiary of the Company, MSP Recovery, LLC and combined and consolidated subsidiaries (“Legacy MSP”), the members of Legacy MSP (the “Members”), and John H. Ruiz, in his capacity as the representative of the Members (the “Members’ Representative”). Pursuant to the MIPA, the Members sold and assigned all of their membership interests in Legacy MSP to the Company in exchange for non-economic voting shares of Class V common stock, par value $0.0001, of the Company (“Class V Common Stock”) and non-voting economic Class B Units of the Company (“Class B Units,” and each pair consisting of one share of Class V Common Stock and one Class B Unit, an “Up-C Unit”) (such transaction, the “Business Combination”). Subsequent to the Closing Date, the Company’s sole asset is its equity interest in MSP Recovery.

As a result of the closing of the Business Combination (the “Closing”), the Company is organized in an “Up-C” structure in which all of the business of Legacy MSP and its subsidiaries is held directly or indirectly by the Company, the Company is the managing member, consolidates Legacy MSP and the Company owns all of the voting economic Class A Units and the Members and their designees own all of the non-voting economic Class B Units in accordance with the terms of the first amended and restated limited liability company agreement of the Company. Each Up-C Unit may be exchanged for either, at the Company’s option, (a) cash or (b) one share of Class A Common Stock, subject to the provisions set forth in the LLC Agreement. The aggregate consideration paid to the Members (or their designees) at the Closing consisted of (i) 3,250,000,000 Units and (ii) rights to receive payments under the Tax Receivable Agreement, discussed in detail above. Of the 3,250,000,000 Units, 3,154,473,292 Units were issued in connection with the Closing and 95,526,708 Units were designated to the Company and Opco for cancellation (“Canceled Units”). Since the Closing, the Company has issued 50,022,000 Up-C Units to certain designated persons and intends to further issue shares of Class A Common Stock in respect of transaction-related bonuses or certain other designated persons, which together with the 50,022,000 Up-C Units would be equivalent in number to the Canceled Units.

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

The Company received net proceeds in the business combination transaction of approximately $23.4 million, which includes the restricted cash received as part of FEF shares as defined in Note 15, Derivative Liability. The Company incurred direct and incremental costs of approximately $79.2 million related to the Business Combination, which consisted primarily of investment banking, legal, accounting and other professional fees. These transaction-related costs were recorded as a reduction of additional paid-in capital in the condensed consolidated balance sheets. During the three months ended March 31, 2023, the Company and CF agreed to terminate their OTC Equity Prepaid Forward Transaction. As a result of this termination, the restricted cash received as part of FEF shares amounting to $11.4 million was released and paid to Cantor.

Warrants

As part of the Business Combination transaction, the Company assumed the liability related to the LCAP public warrants (“Public Warrants”) of $12.5 million. Pursuant to the terms of the Existing Warrant Agreement, and after giving effect to the issuance of the New Warrants, as defined below, the exercise price of the Public Warrants decreased to $0.0001 per share of Class A Common Stock. During

MSP RECOVERY, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

the period from the Closing Date to March 31, 2023, approximately 8.6 million warrants of the original 11.8 million warrants have been exercised and the fair value of the remaining warrants decreased resulting in other income of $2.3 million for the three months ended March 31, 2023. Following anti-dilution adjustments made in connection with the Business Combination, the Public Warrants have an exercise price of $0.0001 per share, which have become exercisable as of 10 days after closing of the Business Combination, on a cashless basis.

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

Public Warrants and New Warrants are currently listed on Nasdaq under the symbols “LIFWZ” and “LIFWW,” respectively.

Tax Receivable Agreement

In connection with the Business Combination, the Company also entered into a Tax Receivable Agreement (the “TRA”). Pursuant to the TRA, the Company is required to pay the sellers 85% of the amount of tax benefits that the Company actually realizes as a result of (i) the Company’s direct and indirect allocable share of existing tax basis acquired in the Business Combination, (ii) increases in the Company’s allocable share of existing tax basis and tax basis adjustments that will increase the tax basis of the tangible and intangible assets of the Company as a result of the Business Combination and as a result of sales or exchanges of Up-C Units for cash or shares of Class A Common Stock, and (iii) certain other tax benefits related to entering into the Tax Receivable Agreement, including tax benefits attributable to payments under the Tax Receivable Agreement. During the three months ended March 31, 2023, 19,857,983 Class V units were exchanged for Class A common stock of the Company. The Company receives an increase in its share of the tax basis in the net assets of MSP Recovery, LLC due to the interests being redeemed. The Company has assessed the realizability of the net deferred tax assets and in that analysis has considered the relevant positive and negative evidence available to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The Company has recorded a full valuation allowance against the deferred tax assets as of March 31, 2023, which will be maintained until there is sufficient evidence to support the reversal of all or some portion of these allowances. As the tax benefits associated with the TRA have not been recognized, based on estimates of future taxable income, the Company has concluded it is not probable to recognize any tax receivable agreement liability. If the valuation allowance recorded against the deferred tax assets is released in a future period, the Tax Receivable Agreement liability may be considered probable at that time and recorded within earnings.

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

Nomura Promissory Note

On May 27, 2022, the Company issued an unsecured promissory note to Nomura in a principal amount of approximately $24.5 million related to advisory fees and deferred underwriting fees and expenses that became due and payable by the Company to Nomura, in connection with the consummation of the Business Combination. On April 12, 2023, the Company amended the promissory note, increasing the principal amount to approximately $26.3 million and extending the maturity date of the promissory note to September 30, 2024. The amended note carries an interest rate of 16% per annum and is payable in kind or in cash, at the Company’s discretion, every 30 calendar days after April 12, 2023. Upon two days prior written notice to Nomura, the Company may prepay all or any portion of the then outstanding principal amount under the promissory note together with all accrued and unpaid interest thereon. The balance of the unsecured promissory note and related interest are included within Claims financing obligations and notes payable in the condensed consolidated balance sheet.

MSP RECOVERY, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 4. ASSET ACQUISITIONS

VRM

On May 23, 2022 as part of the closing of the Business Combination, the Company acquired assets through the issuance of Up-C units. In exchange for approximately 196.6 million Up-C units, the Company acquired Claims previously held by Series MRCS, an affiliate of MSP. The Claims are included as Intangible Assets, net in the condensed consolidated balance sheet.

The Claims are held at cost, which was determined using the opening market price of the Company’s Class A Common Stock as of the day subsequent to the Closing Date discounted by 4.5% or lack of marketability due to timing before shares are sellable. The Company determined the appropriate measurement date was the opening of the first trading day of the Class A Common Stock after the Closing Date as this reflects the equivalent value of the Up-C units provided to the sellers. The Up-C units provided to the sellers did not include New Warrants and as such the Class A Common Stock value excluding the New Warrants was reflected at the Close of the first trading day after the Closing Date. The Claims are treated as finite life intangible assets similar to other Claims that the Company has acquired and have a useful life of 8 years. For further details on this Claims acquisition, see Note 7, Intangible Assets, Net.

On May 23, 2022 as part of the closing of the Business Combination, the Company acquired assets through the issuance of Up-C units. In exchange for approximately 356.8 million Up-C units, the Company acquired the rights to receive the distributable net proceeds (the “Proceeds”) of a portfolio of Claims owned by VRM MSP, a Delaware limited liability company and joint investment vehicle of VRM and Series MRCS. Under this asset acquisition structure, the Company determined that the arrangements to acquire the rights to proceeds from certain Claims recovery rights along with the guarantee of the VRM Full Return (noted and defined below) result in the Company consolidating the Series. Upon consolidation, the Company included the value of the Up-C units provided and the value of the guarantee as Intangible Assets, net in the condensed consolidated balance sheet. These are held at cost and treated as finite life intangible assets similar to other CCRAs that the Company has acquired and have a useful life of 8 years.

In connection with such transaction the Company agreed to pay Virage an amount equal to the contributions by Virage to VRM MSP plus an annual rate of return of 20% (the “VRM Full Return”). Pursuant to the terms of the agreement with Virage, such amount is payable exclusively by any of the following means (or any combination thereof): (a) the Proceeds, (b) a sale of certain reserved shares of Messrs. John Ruiz and Frank Quesada, and the delivery of the resulting net cash proceeds thereof to VRM, or (c) a sale of shares by the Company and delivery of the net cash proceeds thereof to VRM. The amount of the VRM Full Return was $825.0 million as of March 31, 2023. Upon payment of the VRM Full Return, VRM and Series MRCS would assign and transfer to the Company their respective rights to receive all Proceeds. As the Company incurred debt related to the VRM Full Return as included in the guarantee obligation within the consolidated balance sheet, this value was included in the purchase price and is included in Intangible Assets, net, in the consolidated balance sheet for the full value of the VRM Full Return at the acquisition date. Any subsequent interest accrual is reflected within interest expense in the consolidated statement of operations. Separately, the VRM Full Return was guaranteed provided that such obligation was limited as per the payment methods described above by Messrs. John Ruiz and Frank Quesada for any remaining required payment of the VRM Full Return.

Upon payment of the VRM Full Return, VRM and Series MRCS would assign and transfer to the Company their respective rights to receive all Proceeds. As the Company incurred debt related to the VRM Full Return as included in the guarantee obligation within the condensed consolidated balance sheet, this value was included in the purchase price and is included in Intangible Assets, net, in the condensed consolidated balance sheet for the full value of the VRM Full Return at the acquisition date. Any subsequent interest accrual is reflected within interest expense in the condensed consolidated statement of operations. Separately, the VRM Full Return was guaranteed by Messrs. John Ruiz and Frank Quesada for any remaining required payment of the VRM Full Return as of May 23, 2023.

On April 12, 2023, the Company and Messrs. Quesada and Ruiz entered into an amendment (the “Virage MTA Amendment”) to the agreement with Virage and the related Guaranty pursuant to which the payment date for the VRM Full Return was extended from May 23, 2023 until September 30, 2024, subject to acceleration upon certain triggering events. In addition, the Virage MTA Amendment changed the payment methods to Virage to exclusively be, in the following order of priority: (a) the Proceeds and any other sources of revenue or liquidity of the Company (and its subsidiaries) that are not encumbered by a lien of a party other than Virage and to the extent such revenues and liquidity exceed the amount of net of revenues necessary to establish and maintain an operating reserve of $70 million for certain Company expenses, (b) a sale of certain reserved shares of Messrs. John Ruiz and Frank Quesada, and the delivery of the resulting net cash proceeds thereof to VRM, (c) Parent’s sale of additional shares and delivery of proceeds to Virage, subject to certain anti-dilution provisions, (d) if not satisfied by the foregoing, a sale of other shares of the Company by Messrs. John Ruiz and Frank Quesada, and the delivery of the resulting net cash proceeds thereof to VRM; provided that if the VRM Full Return is not fully paid by September 30, 2024 the VRM Full Return shall be payable by any of such payment methods in any order of priority. See Note 16, Subsequent Events.

Hazel Transactions

Claims Transactions and Purchase Money Loan

MSP RECOVERY, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On March 29, 2023, the Company acquired a controlling interest in nine legal entities whose sole assets are CCRAs from Hazel Holdings I LLC (together with its affiliates, “Hazel”). This is referred to as the “Claims Purchase.” The purchase price for the Claims Purchase was funded by (i) a purchase money loan between Hazel, as a lender, and the Company, as a borrower, in the amount of $250 million (the “Purchase Money Loan”) and (ii) proceeds from the sale of certain, separate CCRAs in the Claims Sale (as defined below).

Also, on March 29, 2023, the Company sold a controlling interest in three legal entities whose sole assets are CCRAs to Hazel. The agreement provided that the Company and Hazel would share in the recovery proceeds therefrom in accordance with an agreed waterfall after Hazel had realized the first $150 million in claims recoveries. This transaction is referred to as the “Claims Sale,” and together with the Claims Purchase, the “Claims Transactions.”

As the Claims Transactions were negotiated together in contemplation of one another, they have been combined for accounting purposes. The Company analyzed the Claims Sale and determined that this transaction would be treated as the sale of in-substance nonfinancial assets, in exchange for noncash consideration in the form of the CCRAs from the Claims Purchase measured at fair value. The variable consideration related to future recoveries is fully constrained, because, at this time, it is not probable that any amounts will be owed above the $150 million recovery threshold that would trigger additional payments. The Company analyzed the Claims Purchase and determined it results in the initial consolidation of variable interest entities that are not businesses. The acquired CCRAs held by those entities are recognized at fair value.

The fair value of the assets sold in the Claims Sale was determined to be $45.5 million. The Company’s carrying value of those CCRAs surrendered was $40.9 million. Because there are no other observable prices for such transactions, the Company determined the fair value by reference to the purchase price for those CCRAs in a recent transaction. The fair value of the acquired CCRAs was determined to be $285.5 million, and the Company recognized the Purchase Money Loan recognized at $250 million, as any implicit discount or premium to current market rates at the time of issuance were insignificant.

This resulted in a gain on the Claims Transactions of $4.6 million, which largely corresponds to the previously recognized amortization of the CCRAs that were sold in the Claims Sale.

Amounts borrowed and obligations under the Purchase Money Loan and the Working Capital Credit Facility (See Note 10, Claims Financing Obligation and Note Payable) are secured by a pledge of proceeds from specific Claims in the Company’s Claims portfolio, with the lien securing the Purchase Money Loan being subordinated and junior to the lien securing the Working Capital Credit Facility. Pursuant to the Purchase Money Loan and the Working Capital Credit Facility, the Company entered into a collateral administrative agreement between the Company and Hazel, which sets forth certain arrangements between the Company and Hazel in relation to Claims owned by the Company, the proceeds of which are due to the Company were pledged to Hazel to secure the Purchase Money Loan and the Working Capital Credit Facility.

Note 5. INVESTMENT IN EQUITY METHOD INVESTEES

The Company holds three investments which are accounted for using the equity method: MAO-MSO Recovery II LLC Series PMPI (“Series PMPI”), MAO-MSO Recovery LLC, and MAO-MSO Recovery II LLC (both collectively the “MAO-MSO entities”).

Series PMPI is a series of MAO-MSO Recovery II LLC. The Company exercises significant influence over the operating and financial activities of Series PMPI, but does not exercise control of the entity. In accordance with Series PMPI’s operating agreement, the controlling member is entitled to a preferred return of 20% per annum (the “Preferred Return”). Once the Preferred Return has been met, the controlling member is entitled to 50% of claims recoveries by PMPI. The noncontrolling member is allocated 100% of the costs of PMPI. Since the Preferred Return exceeds the total members’ equity of PMPI as of both March 31, 2023 and December 31, 2022, the value of the equity method investment in the condensed consolidated balance sheet is $0.

The MAO-MSO entities are Delaware limited liability companies formed as master series entities whose central operations are to form other series legal entities that will hold and pursue claims recovery rights. The MAO-MSO entities are not designed to hold or pursue claims recoveries themselves. The Company holds a 50% economic interest in both entities, and has significant influence through its equity investment, but does not control either entity. As equity method investments, the Company recognizes its proportionate share of net earnings or losses as equity earnings in Other income. The activity of these entities has been insignificant for the three months ended March 31, 2023 and 2022. Since the Company did not make a contribution to the MAO-MSO entities and the entities have recorded losses, the value of the equity method investment in the condensed consolidated balance sheets is $0 as of both March 31, 2023 and December 31, 2022.

MSP RECOVERY, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Summary financial information for equity accounted investees, not adjusted for the percentage ownership of the Company is as follows:

	For the three months ended March 31,
Series PMPI (in thousands)	2023	2022
Revenue	-	-
Amortization	500	500
Other expenses	-	-
Profit (Loss)	(500)	(500)

Series PMPI (in thousands)	March 31, 2023	December 31, 2022
Total Assets	$2,890	3,341
Total Liabilities	$317	274

Note 6. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of the following:

	March 31,	December 31,
(In thousands)	2023	2022
Office and computer equipment	$432	$430
Leasehold improvements	113	113
Internally developed software	4,742	4,050
Other software	67	68
Property, plant and equipment, gross	$5,354	$4,661
Less: accumulated depreciation and amortization of software	(1,238)	(1,229)
Property, plant and equipment, net	$4,116	$3,432

For the three months ended March 31, 2023 and 2022, depreciation expense and amortization expense was $9 thousand and $79 thousand, respectively.

Note 7. INTANGIBLE ASSETS, NET

The Company holds CCRAs held by Series MRCS, which were acquired through the issuance of equity as part of the Business Combination in 2022. In addition, during the three months ended March 31, 2023, the Company acquired additional CCRAs. These assets are held at cost and treated as a finite intangible asset with a useful life of 8 years.

Intangible assets, net consists of the following:

(in thousands)	March 31, 2023	December 31, 2022
Intangible assets, gross	$3,872,056	$3,630,823
Accumulated amortization	(376,537)	(267,667)
Net	$3,495,519	$3,363,156

During the three months ended March 31, 2023, the Company purchased $286.7 million of CCRAs included in Intangible Assets, net, of which $285.5 was through the Hazel transaction (See Note 4, Asset Acquisitions), $0.8 million was through a Class A Common Stock issuance completed in July 2023, which is recorded within other current liabilities in the condensed consolidated balance sheet as of March 31, 2023, and $0.4 million was paid in cash during the three months ended March 31, 2023.

For the three months ended March 31, 2023 and 2022, claims amortization expense was $113.5 million and $2.7 million, respectively.

Future amortization for CCRAs, for the remainder of 2023 and thereafter is expected to be as follows:

(in thousands)	CCRAs Amortization
2023	475,061
2024	484,007
2025	483,934
2026	483,882
2027	483,882
Thereafter	1,084,753
Total	$3,495,519

MSP RECOVERY, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

There were no impairment indicators in the three months ended March 31, 2023 and 2022 related to the intangible assets.

The following table presents the changes in the Company’s intangibles assets for the three months ended March 31, 2023:

(in thousands)	Intangible Assets
Balance as of December 31, 2022	$3,363,156
Acquisitions of CCRAs	286,744
Amortization expense	(113,469)
Sale of CCRAs	(40,912)
Total	$3,495,519

Note 8. SHORT TERM LEASES

The Company leases office space under a non-cancellable operating lease expiring November 2023. In addition, the Company rents an office space from the Law Firm, which is on a month-to-month basis and therefore is not included in the future minimum lease payments below. Rent expense for the three months ended March 31, 2023 and 2022 was $0.3 million and $0.2 million, respectively.

The future minimum lease payments under non-cancellable operating leases as of March 31, 2023 for the next five years and thereafter are as follows:

(In thousands)	Lease Payments
Year Ending December 31,
2023	$136
Total	$136

Note 9. VARIABLE INTEREST ENTITIES

Investments in Consolidated Variable Interest Entities

The Company evaluates its ownership, contractual, and other interests in entities to determine if they are VIEs, if the Company has a variable interest in those entities, and the nature and extent of those interests. These evaluations are highly complex and involve management judgment and the use of estimates and assumptions based on available historical information, among other factors. Based on its evaluations, if the Company determines it is the primary beneficiary of such VIEs, it consolidates such entities into its financial statements. VIEs information below is presented on an aggregate basis based on similar risk and reward characteristics and MSP’s involvement with the VIEs.

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

Total assets and liabilities included in its consolidated balance sheets for these VIEs were $2.5 billion and $0.4 million, respectively, at March 31, 2023 and $2.3 billion and $0.4 million, respectively, at December 31, 2022. The assets at March 31, 2023 and December 31, 2022 include the Intangible Assets, net included in the Series of $2.5 billion and $2.3 billion, respectively.

Investments in Unconsolidated Variable Interest Entities

The Company is involved with VIEs in which it has investments in equity but does not consolidate because it does not have the power to direct the activities that most significantly impact their economic performance and thus is not considered the primary beneficiary of the entities. Those VIEs are reflected as equity method investments.

Total assets and liabilities for these VIEs were $2.9 million and $1.0 million, respectively, at March 31, 2023 and $3.4 million and $0.3 million, respectively, at December 31, 2022.

Generally, MSP’s exposure is limited to its investment in those VIEs (see Note 5, Investment in Equity Method Investees). For MAO-MSO Recovery II, LLC and Series PMPI, MSP may be exposed to providing additional recovery services at its own cost if recovery proceeds allocated to it are insufficient to recover the costs of those services. MSP does not have any other exposures or any obligation to provide additional funding.

MSP RECOVERY, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 10. CLAIMS FINANCING OBLIGATIONS AND NOTES PAYABLE

Based on claims financing obligations and notes payable agreements, as of March 31, 2023 and December 31, 2022, the present value of amounts owed under these obligations were $477.4 million and $198.5 million, respectively, including unpaid interest to date of $0.5 million and $0.0 million, respectively. The weighted average interest rate is 14.0% based on the current book value of $477.4 million with rates that range from 2% to 20%. The Company is expected to repay these obligations from cash flows from claim recovery income or potentially for the renegotiated debt through class A common stock issuances.

As of March 31, 2023, the minimum required payments on these agreements are $631.0 million. Certain of these agreements have priority of payment regarding any proceeds until full payment of the balance due is satisfied. The maturity of the commitments range from the date sufficient claims recoveries are received to cover the required return or in some cases by 2031.

Brickell Key Investment Amendment

In 2015, the Company entered into a Claims Proceeds Investment Agreement (“CPIA”), as amended, with Brickell Key Investments LP (the “Holder”). Pursuant to the CPIA, as amended, the Company grants to the Holder the right to purchase Class A common shares in the Company (the “Class A Shares”) up to a maximum amount of 66,666,666 (the “Amount”) for a purchase price equal to $6,666.67 ($0.0001 per Class A Share), and is payable in cash. This Warrant (the “Warrant”) will expire at 5:00 p.m. (Eastern Time), on September 30, 2027 and may be exercised in whole or in part by Holder at any time prior to such date. In exchange for the Company issuing the Warrant, the amounts owed to the Holder pursuant to CPIA are amended to equal $80 million. The Holder has the right to receive the $80 million owed through proceeds as outlined in the CPIA, cash paid by the Company or monetization of the Warrant (through the sale of the Warrant or sale of the underlying Class A Shares). If the Holder monetizes the Warrant, the amount owed will be reduced at a measure of $1.20 per Class A Share. In connection with the Amendment and Warrant Agreement, the Holder also executed a Stock Pledge Agreement (the “Pledge Agreement”) with MSP Founders, John H. Ruiz and Frank Quesada (the “Founders”). As part of the Pledge Agreement, the Founders agreed to pledge 50 million shares to secure payment of the original principal amount of the CPIA. In addition, the Pledge Agreement provides the right to repurchase the Warrant from the Holder on or before June 30, 2023. The Founders entered into an agreement with the Company where this repurchase right has been assigned to the Company (the “Side Agreement”). As the Company has, at its option, the ability to pay its obligation through cash proceeds or through monetization of the Warrants, the $80.0 million of amounts owed as of March 31, 2023 was included as Claims financing obligation and notes payable on the condensed consolidated balance sheet.

Subsequent to March 31, 2023, the Founders did not exercise the option to repurchase the Warrants on or before June 30, 2023. The Company recognized the Warrants at fair value, which considering the price of the Company’s common stock was below $1.20 as of both March 31, 2023 and June 30, 2023, it was determined to be zero.

Hazel Working Capital Credit Facility and Hazel Purchase Money Loan

On March 29, 2023, the Company entered into an Amended and Restated Credit Agreement (the “Working Capital Credit Facility”) with Hazel Partners Holdings LLC (“HPH”), an affiliate of Hazel, as the lender and administrative agent, which provides for up to $80 million (with a 40% original issue discount), consisting of a Term Loan A commitment to fund up to $30 million (in multiple installments) in proceeds, and a Term Loan B Commitment to fund up to $18 million (in multiple installments) in proceeds, the funding of each conditioned on certain milestones. An initial $10 million in proceeds was drawn under the Term Loan A on March 6, 2023. On March 29, 2023, an additional $5 million was disbursed to the Company under the Term Loan A. On May 11, 2023 and June 13, 2023, HPH notified us that it would not disburse additional funds under the Working Capital Credit Facility until the Company satisfies certain funding conditions, including the filing of Annual Report on Form 10-K, which was filed on July 27, 2023. The parties subsequently agreed that $5.5 million will be funded under Term Loan A in accordance with the terms of the Working Capital Credit Facility subsequent to the filing of the 2022 Form 10-K and receipt of funding notices, deeming funding conditions satisfied or waived. Following such funding, the Term Loan A commitment would be terminated, with total funding of $20.5 million. In addition, the parties agreed to increase the Term Loan B commitment from $18 million to $27.5 million, which will be funded in multiple installments and in accordance with the terms of the Working Capital Credit Facility. Funding will be at a rate of $2.25 million per month until December 2023, and thereafter at $1.75 million per month, subject to potential further reductions in the case of certain agreed cost savings and funds availability.

On August 4, 2023, the Company received from HPH funding amounting to $5.5 million from Term Loan A and $2.25 million installment under Term Loan B.

In addition, as discussed in Note 4 Asset Acquisitions, the Company on March 29, 2023 entered into the Purchase Money Loan with Hazel in the amount of $250.0 million.

Loans under the Working Capital Credit Facility accrue interest at a Term Secured Overnight Financing Rate for 12-month interest period, plus an applicable margin of 10% per annum. Accrued interest on the Working Capital Credit Facility is payable in kind and

MSP RECOVERY, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

will be capitalized. The Working Capital Credit Facility has a stated maturity date of March 31, 2026, and HPH may extend for up to one year in its sole discretion. The Purchase Money Loan accrues interest at a rate of 20% per annum, payable in kind or in cash at the Company’s discretion. The Purchase Money Loan has a maturity date of March 31, 2026, extendable up to one year in Hazel’s sole discretion.

The Company is permitted to prepay the loans under the Working Capital Credit Facility from time to time without prepayment premium. Prepayment of the Purchase Money Loans will be permitted after the prepayment or repayment of loans under the Working Capital Credit Facility, and such prepayment of the Purchase Money Loans may be subject to prepayment penalty, as applicable.

The Purchase Money Loan and the Working Capital Credit Facility contains certain representations, warranties and covenants of the Company and its subsidiaries, including restrictions on debt incurrence, liens, investments, affiliate transactions, distributions and dividends, fundamental changes, certain debt prepayments and Claim settlement.

As discussed in Note 4, Asset Acquisitions, amounts borrowed and obligations under the Purchase Money Loan and the Working Capital Credit Facility are secured by a pledge of proceeds from certain Claims in the Company’s Claims portfolio, with the lien securing the Purchase Money Loan being subordinated and junior to the lien securing the Working Capital Credit Facility. Pursuant to the Purchase Money Loan and the Working Capital Credit Facility, the Company entered into a collateral administrative agreement between the Company and HPH, which sets forth certain arrangements between the Company and HPH in relation to the management of the litigation of certain Claims owned by the Company, the proceeds of which are due to the Company were pledged to Hazel and HPH to secure the Purchase Money Loan and the Working Capital Credit Facility, respectively.

Note 11. NONCONTROLLING INTEREST

The non-controlling interest balance primarily represents the Up-C Units of the Company held by the Members. The following table summarizes the ownership of Units in the Company as of March 31, 2023:

	Common Units	Ownership Percentage
Ownership of Class A Common Units	96,002,855	3.0%
Ownership of Class V Common Units	3,128,121,511	97.0%
Balance at end of period	3,224,124,366	100.0%

The non-controlling interest holders have the right to exchange Up-C Units, at the Company’s option, for (i) cash or (ii) one share of Class A Common Stock, subject to the provisions set forth in the LLC Agreement. As such, future exchanges of Up-C Units by non-controlling interest holders will result in a change in ownership and reduce or increase the amount recorded as non-controlling interest and increase or decrease additional paid-in-capital or retained earnings when the Company has positive or negative net assets, respectively. As of March 31, 2023, 26.4 million Up-C Units have been exchanged into Class A shares.

In addition to the non-controlling interest related to Up-C Units, the Company also has non-controlling interests related to MAO-MSO Recovery LLC Series FHCP (“FHCP”), which is a non-wholly owned subsidiary of MSP Recovery, LLC. In accordance with FHCP’s operating agreement, the noncontrolling member is entitled to a preferred return of 20% per annum (the “Preferred Return”). Once the Preferred Return has been met, the noncontrolling member is entitled to 80% of claims recoveries by FHCP. The controlling member is allocated 100% of the costs of FHCP. Since the Preferred Return exceeds the total members’ equity of FHCP as of both March 31, 2023 and December 31, 2022, the non-controlling interest also includes $4.3 million representing the entire members’ equity of FHCP.

Note 12. COMMITMENTS AND CONTINGENCIES

The Company is subject to certain legal proceedings, claims, investigations, and administrative proceedings in the ordinary course of its business. The Company records a provision for a liability when it is both probable that the liability has been incurred and the amount of the liability can be reasonably estimated. These provisions, if any, are reviewed and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular case. Depending on the nature and timing of any such proceedings that may arise, an unfavorable resolution of a matter could materially affect the Company’s future results of operations, cash flows or financial position in a particular period.

The Company pursues claims recoveries through settlement, arbitration and legal proceedings. The accounting policy for these activities is discussed under Claims recovery income in Note 2, Basis of Presentation And Summary of Significant Accounting Policies in our Annual Report on Form 10-K for the year ended December 31, 2022.

MSP RECOVERY, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

A significant majority of the Company’s expected recoveries arise from Claims being brought under the Medicare Secondary Payer Act private cause of action of the Social Security Act. This law allows the Company to pursue recoveries against primary payers for reimbursement of medical expenses that the Company’s assignors paid for when primary payers (i.e., liability insurers) were responsible for payment. On May 16, 2023, the Repair Abuses of MSP Payments Act (the “RAMP Act”) was introduced in the U.S. Senate and the U.S. House of Representatives, respectively, seeking to amend the private cause of action under the Medicare Secondary Payer Act, by striking “primary plan” and inserting “group health plan” into the existing text. As there is no indication that the RAMP Act is intended to be enacted retroactively, it should not have any effect on the recoverability of historical claims. To the extent that the Company has recovery rights in claims that have not yet been sought, or to the extent that the Company is assigned additional claims that may otherwise have been entitled to recoveries under the MSP Act, the passing of the RAMP Act could impact the Company’s ability to pursue recoveries on those prospective claims.

Investigations

As previously disclosed on Form 8-K, on August 11, 2022, the Securities and Exchange Commission (the "SEC") initiated an investigation of the Company, and requested documents relating to, among other matters, the business combination transaction with Lionheart Acquisition Corporation II consummated on May 23, 2022 and related matters. The Company received a subpoena dated March 1, 2023 from the SEC regarding the aforementioned subject matter, and subsequently received a subpoena on May 10, 2023 requesting documents in connection with the Company’s financial statements for the periods ended June 30, 2022 and September 30, 2022 that required restatements as disclosed in the Company’s Form 8-K filed with the SEC on April 14, 2023.

In addition, on March 10, 2023, the Company received a subpoena from the U.S. Attorney’s Office in connection with a grand jury investigation in the U.S. District Court for the Southern District of Florida requesting certain information concerning the Company. To the best of the Company’s knowledge, the Department of Justice has not issued any target letters to anyone associated with the Company as a result of this investigation. (The United States Attorney’s Manual states that a "target" is a person as to whom the prosecutor or the grand jury has substantial evidence linking him or her to the commission of a crime and who, in the judgment of the prosecutor, is a putative defendant.)

The Company has cooperated, and will continue to cooperate, fully with these inquiries. In connection with its review of the matters related to the preparation and filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, a special committee of the Company’s board of directors, along with external advisors retained thereby, also reviewed the subject matter of information requests related to the foregoing subpoenas. Based on this review, the Company believes that these investigations will be resolved without any material developments; however, there can be no assurance as to the outcome or future direction thereof.

On August 16, 2023, the Company received an additional subpoena from the SEC regarding certain funding sources of the Company prior to the Business Combination, as well as various statements and disclosures by the Company in connection with and following the Business Combination. The Company intends to fully cooperate with such subpoena, as it has with the aforementioned investigations.

Cano Health

On August 10, 2023, the Company sued Cano Health, LLC (“Cano”) in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida for declaratory relief and anticipatory breach of the CCRA, Purchase Agreement, and a service agreement (collectively, the “Cano Agreements”) between the parties. On the following day, Cano sued the Company in the same court, alleging fraud in the inducement, breach of contract, tortious interference, and unjust enrichment relating to the Cano Agreements. While it is inherently difficult to predict the eventual outcomes of pending actions, the Company denies all liability alleged by Cano and intends to defend the litigation vigorously.

Note 13. RELATED PARTY TRANSACTIONS

Loans from related parties

During the year ended December 31, 2022, the Company issued an unsecured promissory note in an aggregate principal amount of $112.8 million (the “Promissory Note”) to John H. Ruiz and Frank C. Quesada, the Company’s Chief Executive Officer and director and Chief Legal Officer and director, respectively (collectively, the “MSP Principals”), in exchange for the MSP Principals agreeing to provide cash to pay transaction costs related to the Merger, pay down affiliate payable balances, and provide operating cash to the Company. In addition to the amounts in the Promissory Note, at the merger date with LCAP, the MSP Principals contributed $13.0 million through funds that had been loaned to VRM MSP to cover related service fees. The Promissory Note as well as the amount contributed at the merger date bears interest at an annual rate of 4%, payable in kind, and will mature on the four-year anniversary of the issuance. The Promissory Note is payable by the Company at any time, without prepayment penalties, fees, or other expenses. During

MSP RECOVERY, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

the three months ended March 31, 2023, the Company recorded $1.3 million on interest expense related to the Promissory Note.

A portion of the proceeds under the Promissory Note in an amount equal to $36.5 million was advanced to the Law Firm, an affiliate of certain Members, for certain operating expenses as contemplated by the Legal Services Agreement. This amount is reflected in prepaid expenses and other current assets within the condensed consolidated balance sheets and had a balance of $22.7 million as of March 31, 2023. The payments of Law Firm expenses are reflected in Professional fees - legal within the condensed consolidated statement of operations. The payments are expensed as incurred as the Company does not have recourse to these amounts, but if the Law Firm earns fees under the legal service agreements (the “Existing LSAs”) noted below, the Company would not be obligated to pay these costs until the amount of fees earned were in excess of the payments of Law Firm expenses and payments the Company has made to co-counsels. As of March 31, 2023, the Company has paid Law Firm expenses and co-counsel fees equal to $22.7 million in excess of the fees earned under the Existing LSAs. Therefore, the Company would not be required to pay or incur expenses through cost of Claims recoveries until the amount of fees earned were in excess of the amounts already paid. As of March 31, 2023, this represents prepayments that would cover recoveries of $113.5 million assuming the 40% fees on the half owned by the Company as fees are not incurred on the half owned by the assignors.

Legal Services – MSP Recovery Law Firm

Certain Company entities have previously entered into the Existing LSAs with the Law Firm, an affiliate of certain Members, for the recovery of Claims. Pursuant to the terms of the Existing LSAs, the Law Firm provides the Company with investigation, case management, research and legal services in the pursuit of recovery of Claims in exchange for a portion of the recovered proceeds relating to such Claims. The Existing LSAs also provide that the Law Firm serves as lead counsel or co-lead counsel for any litigation relating to such Claims. As of March 31, 2023 and December 31, 2022 there was no amount due, amount due as amounts paid through the prepaid noted above had covered amounts of existing LSAs due to the Law Firm for Claim recoveries. For the three months ended March 31, 2023, $4.2 million was included in Professional Fees–Legal, for expenses related to the Law Firm in the condensed consolidated statements of operations. The amounts were largely due to the payment of Law Firm expenses per the related party loan as noted above. For the three months ended March 31, 2022, the amounts were de minimus. For the three months ended March 31, 2023 and 2022, no amounts were included cost of claims recoveries for expenses related to the Law Firm in the condensed consolidated statements of operations.

During the three months ended March 31, 2023, the Company issued an unsecured promissory note in an aggregate principal amount of $4.95 million to the Law Firm, to provide general operational funding. The aggregate unpaid principal amount of this promissory note is due 24 months from the date of the last advance from the Purchase Money Loan is made. This promissory note is payable by the Company at any time, without prepayment penalties, fees, or other expenses. The note does not carry any interest and can be repaid at any time or from time to time without a prepayment penalty.

The Law Firm may also collect and/or hold cash on behalf of the Company in the ordinary course of business. As of March 31, 2023 and December 31, 2022, $0.0 million and $2.1 million, respectively, was due from the Law Firm and included in the condensed consolidated balance sheets in Affiliate Receivable. In addition, the Company rents office space from the Law Firm as discussed in Note 8, Short Term Leases.

MSP Recovery Aviation, LLC

The Company may make payments related to operational expenses on behalf of its affiliate, MSP Recovery Aviation, LLC (“MSP Aviation”). The Company has made payments in the periods of the financial statements only related to specifically billed flights. As of both March 31, 2023 and December 31, 2022, $0.2 million was due from MSP Aviation and included in the condensed consolidated balance sheets in Affiliate Receivable. For the three months ended March 31, 2022, $0.1 million, was included in General and Administrative expenses related to MSP Aviation in the condensed consolidated statements of operations. For the three months ended March 31, 2023 there were no expenses related to MSP Aviation included in the condensed consolidated statements of operations.

Funds held for other entities

The Company may collect and/or hold cash on behalf of its affiliates in the ordinary course of business. As of March 31, 2023 and December 31, 2022, $19.8 million and $19.8 million was due to affiliates of the Company and included in the condensed consolidated balance sheets in Affiliate Payable. These amounts were primarily due to Series MRCS, and will be repaid either through excess cash flows from operations or other financing. During the year ended December 31, 2022, the Company also entered into a note payable with Series MRCS as outlined in Note 7, Intangible Assets, Net. As of March 31, 2023 and December 31, 2022, the balance of the note payable was $0.5 million and included in the condensed consolidated balance sheets in Claims financing obligation and notes payable.

As of March 31, 2023 and December 31, 2022, there were additional receivables from other affiliates of $177 thousand and $148 thousand, respectively. These were included in the condensed consolidated balance sheets in Affiliate Receivable.

MSP RECOVERY, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

VRM

Historically, MSP Recovery has received Claims recovery service income for services provided to VRM MSP. The Company concluded that VRM MSP is a related party due to ownership interests in the entity held by Series MRCS LLC. During the three months ended March 31, 2023 and 2022, $0 million and $7.3 million, respectively, of claims recovery service income was received from VRM MSP as part of the servicing agreement and was included in the condensed consolidated statements of operations.

Note 14. NET LOSS PER COMMON SHARE

Basic earnings per share of Class A Common Stock is computed by dividing net income attributable to common shareholders by the weighted-average number of shares of Class A Common Stock outstanding during the period. Diluted earnings per share of Class A Common Stock is computed by dividing net income attributable to common shareholders adjusted for the assumed exchange of all potentially dilutive securities, by the weighted-average number of shares of Class A Common Stock outstanding adjusted to give effect to potentially dilutive elements. Diluted loss per share for all periods presented is the same as basic loss per share as the inclusion of the potentially issuable shares would be anti-dilutive.

Prior to the Business Combination, the equity structure of MSP Recovery included units which shared in the profits and losses of MSP Recovery. In reviewing the calculation of earnings per unit for periods prior to the Business Combination, the Company concluded that it resulted in values that would not be meaningful to the users of the unaudited consolidated financial statements. As such, earnings per share information for the three months ended March 31, 2022 has not been presented. The basic and diluted earnings per share for the three months ended March 31, 2023 represent income (loss) from only the period from the Closing Date to March 31, 2023 for the Company.

The following table sets forth the computation of basic and diluted earnings per share of Class A Common Stock:

(In thousands except shares and per share amounts)	Three Months Ended March 31, 2023
Numerator - basic and diluted:
Net loss	$(174,146)
Less: Net loss attributable to MSP Recovery, LLC pre Business Combination	-
Less: Net loss attributable to the noncontrolling interest post Business Combination	169,230
Net loss attributable to common shareholders	$(4,916)
Denominator - basic and diluted:
Weighted-average shares of Class A common stock outstanding - basic	88,609,528
Effect of dilutive securities:
Weighted-average shares of Class A common stock outstanding - dilutive	88,609,528
Loss per share of Class A common stock - basic	$(0.06)
Loss per share of Class A common stock - diluted	$(0.06)

Shares of the Company’s Class V Common Stock do not participate in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class V Common Stock under the two-class method has not been presented.

In the calculation for earnings per share for the three months ended March 31, 2023, the Company excluded from the calculation of diluted earnings per share 3,128,121,511 shares of Class V Common Stock, 3,215,505 Public Warrants outstanding, 66,666,666 CPIA Warrants, and 1,028,046,326 shares of New Warrants outstanding because their effect would have been anti-dilutive.

Note 15. DERIVATIVE LIABILITY

The Company and CF entered into an agreement for an OTC Equity Prepaid Forward Transaction, pursuant to which CF agreed to (a) transfer to the Company for cancellation any warrants to purchase shares received as a result of being the stockholder of record of a share as of the close of business on the closing date of the Business Combination, pursuant to the previously announced and declared LCAP dividend and (b) waive any redemption right that would require the redemption of the Subject Shares (as defined below) in exchange for a pro rata amount of the funds held in LCAP’s Trust account.

At Closing of the Business Combination, the Company transferred from the Trust Account to an escrow account an amount equal to (a) the aggregate number of such Subject Shares (approximately 1.1 million shares), multiplied by (b) the per share redemption price for shares out of the Trust Account, as a prepayment to CF of the amount to be paid to CF in settlement of the OTC Equity Prepaid Forward Transaction for the number of shares owned by CF at the closing of the Business Combination (the “FEF Shares”). CF may sell the Subject Shares at its sole discretion in one or more transactions, publicly or privately. Any such sale shall constitute an optional

MSP RECOVERY, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

early termination of the OTC Equity Prepaid Forward Transaction upon which (a) CF will receive from the escrow account an amount equal to the positive excess, if any, of (x) the product of the redemption price and the aggregate number of shares over (y) an amount equal to the proceeds received by CF in connection with sales of the shares, and (b) the Company will receive from the escrow account the amount set forth in (y) above.

The Company concluded that the instrument includes an embedded derivative for the change in value of the Company’s Class A common stock and as such, at the end of each period the Company will mark to market the shares through booking a derivative liability/asset. The calculation of the derivative liability/asset would be the difference between the restricted cash and current fair value of the outstanding FEF shares (number of FEF shares multiplied by market price of the Company’s Class A common stock as of period end).

On January 6, 2023, the Company and CF entered into an agreement Omnibus Fee Amendment Agreement (“Fee Amendment Agreement”). Pursuant to the terms of the Fee Amendment Agreement, in satisfaction of the deferred underwriting commissions under a previous agreement, the Company and CF agreed that to release from escrow the $11.4 million of restricted cash and release the FEF shares previously held as Class A common stock subject to possible redemption within temporary equity. Prior to the Fee Amendment Agreement, CF had not sold any FEF shares.

As a result of the Fee Amendment Agreement and termination of the OTC Forward Transaction, as of March 31, 2023, the Company no longer has any restricted cash, Class A common stock subject to possible redemption or derivative liability in the condensed consolidated balance sheets.

Note 16. SUBSEQUENT EVENTS

Notice of Non-Compliance with Nasdaq Listing Requirements

On April 24, 2023, the Company was notified by Nasdaq that the Company was not in compliance with Nasdaq Listing Rule 5250(c)(1) as a result of not having timely filed its 2022 Form 10-K. The Company was also deemed non-compliant with Nasdaq’s Bid Price Requirement as the closing bid price for the Company’s Class A common stock had fallen below $1.00 per share for 30 consecutive business days (March 13, 2023 through April 23, 2023). Pursuant to Nasdaq Marketplace Rule 5810(c)(3)(A), the Company has been provided with a compliance cure period of 180 calendar days, or until October 23, 2023, to regain compliance with the Bid Price Requirement. On July 27, 2023, the Company filed its 2022 Form 10-K; the Company is currently evaluating various courses of action to regain compliance with the Bid Price Requirement, including implementing a reverse stock split if such action is authorized by the Company’s stockholders at its annual meeting of stockholders.

On May 24, 2023, the Company was notified by Nasdaq that it was not in compliance with the requirements of Nasdaq Listing Rule 5250(c) as a result of not having timely filed this Form 10-Q for the period ended March 31, 2023 with the SEC. On August 7, 2023, Nasdaq granted the Company an extension until August 30, 2023 to file its Quarterly Reports on Form 10-Q for the quarters ending March 31, 2023 and June 30, 2023.

Virage Amendment

On April 12, 2023, we entered into an amendment (the “Virage MTA Amendment”) to the Virage MTA and Virage Guaranty pursuant to which the payment date was extended from May 23, 2023 until September 30, 2024, subject to acceleration upon certain triggering events. The payment obligation will become current after September 30, 2023, and the Company does not currently have available liquidity to satisfy such obligations. Under the Virage MTA Amendment, Virage will receive a first priority lien on all sources of revenue of the Company not otherwise encumbered as of the date of the Virage MTA Amendment, to the extent in excess of the amount of revenues necessary to establish and maintain an operating reserve of $70 million for overhead expenses and applicable taxes. On July 24, 2023, the operating reserve was adjusted to $47.5 million and MSP Recovery agreed not to increase its 2023 operating budget without Virage’s consent.

On January 1, 2024, the Company will be required to make a one-time, lump sum payment to Virage for the period starting May 24, 2023 and ending December 31, 2023, in one or a combination of: (a) cash, in an amount equal to 1.0% of each calendar month-end balance (which month-end balance shall be increased daily up to 20% per annum based on a formula set forth in the Virage MTA Amendment) of the amount owing to Virage as of each preceding calendar month end and/or (b) warrants to purchase Class A Common Stock at $0.0001 per share, in an amount equal to the quotient of 1.0% of each calendar month-end balance (which month-end balance shall be increased daily up to 20% per annum based on a formula set forth in the Virage MTA Amendment) of the amount owing to Virage as of each preceding calendar month end and the volume weighted average price of a share of our Class A Common Stock for the five day period prior to the issuance. If paid in warrants, such warrants will expire on January 1, 2026.

Further, for each calendar month beginning with January 31, 2024 until the obligations to Virage are paid in full, the Company has agreed to pay to Virage an amount monthly, in one or a combination of: (a) cash, in an amount equal to 1.0% of each calendar

MSP RECOVERY, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

In addition, the Virage MTA Amendment changed the payment methods to Virage to exclusively be, in the following order of priority: (a) the Proceeds and any other sources of revenue or liquidity of the Company (and its subsidiaries) that are not encumbered by a lien of a party other than Virage and to the extent such revenues and liquidity exceed the amount of net of revenues necessary to establish and maintain an operating reserve of $70 million for certain Company expenses, (b) a sale of certain reserved shares of Messrs. John Ruiz and Frank Quesada, and the delivery of the resulting net cash proceeds thereof to VRM, (c) Parent’s sale of additional shares and delivery of proceeds to Virage, subject to certain anti-dilution provisions, (d) if not satisfied by the foregoing, a sale by Messrs. Ruiz and Quesada other shares of Messrs. John Ruiz and Frank Quesada, and the delivery of the resulting net cash proceeds thereof to VRM; provided that if the VRM Full Return is not fully paid by September 30, 2024 the VRM Full Return shall be payable by any of such payment methods in any order of priority. In addition, in connection therewith, Messrs. Quesada and Ruiz agreed to certain transfer restrictions applicable to their common stock, and agreed to effectuate sales of Company common stock in certain circumstances.

Amended and Restated Nomura Promissory Note

On April 12, 2023, the Company amended the promissory note to Nomura originally issued on May 27, 2022, which amendment increased the principal amount to approximately $26.3 million and extended the maturity date of the promissory note to September 30, 2024. The note will become current at September 30, 2023, and the Company does not currently have available liquidity to satisfy said obligation. The amended note carries an interest rate of 16% per annum and is payable in kind or in cash, at the Company’s discretion, every 30 calendar days after April 12, 2023. Upon two days prior written notice to Nomura, the Company may prepay all or any portion of the then outstanding principal amount under the promissory note together with all accrued and unpaid interest thereon.

Cano Health

On July 7, 2023, the Company issued 199,000,001 shares of Class A Common Stock to Cano Health, LLC (“Cano”) as payment for $61.7 million in deferred compensation related to the following agreements, which the Company had the option to pay in cash or in stock and has elected to pay in stock, of which (i) 80,645,162 shares of Common Stock were issued as a deferred consideration for the assignment of certain claims pursuant to that certain Purchase Agreement, effective as of September 30, 2022, as amended to date, by and between the Company and Cano, and (ii) 118,354,839 shares of Common Stock were issued as deferred consideration for the assignment of certain claims pursuant to that certain Amended and Restated Claims Recovery and Assignment Agreement effective as of December 31, 2021, as amended to date, by and between the Company and Cano.

On August 10, 2023, the Company sued Cano in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida for declaratory relief and anticipatory breach of the CCRA, Purchase Agreement, and a service agreement (collectively, the “Cano Agreements”) between the parties. On the following day, Cano sued the Company in the same court, alleging fraud in the inducement, breach of contract, tortious interference, and unjust enrichment relating to the Cano Agreements. As of March 31, 2023, the Company had outstanding a $5.0 million receivable from Cano, which the Company believes it will ultimately collect; however, due to Cano’s recent Quarterly Report on Form 10-Q filing which includes a substantial doubt about its ability to continue as a going concern, the Company established a reserve for the balance due under such receivable during this first quarter ending March 31, 2023.

VRM Swap

On July 28, 2023, VRM exercised its option to exchange Claims with service dates prior to January 1, 2014 for more recent Claims. To do so, the VRM MSP agreement was amended to reflect that: (a) rights to recovery proceeds arising from Claims held by VRM MSP, with dates of service before January 1, 2014, were transferred to MSP Recovery; (b) MSP Recovery contributed capital to VRM MSP in the form of in-kind ownership interests to certain series entities holding Claims; however, recovery proceeds associated with said entities with service dates prior to January 1, 2014 and after March 31, 2023 were retained by MSP Recovery; and (c) as a result of such capital contributions, MSP Recovery was admitted as a member of VRM MSP.

Hazel Transactions

MSP RECOVERY, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On May 11, 2023 and June 13, 2023, HPH notified us that until the Company satisfies certain funding conditions, including the filing of Annual Report on Form 10-K, HPH would not disburse additional funds under the Amended and Restated Credit Agreement (the “Working Capital Credit Facility”) with HPH, as the lender and administrative agent, which provides for up to $80 million (with a 40% original issue discount), consisting of a Term Loan A commitment to fund up to $30 million (in multiple installments) in proceeds, and a Term Loan B Commitment to fund up to $18 million (in multiple installments) in proceeds, the funding of each conditioned on certain milestones.

The Company subsequently filed its Annual Report on Form 10-K on July 27, 2023, and the parties subsequently agreed that $5.5 million will be funded under Term Loan A in accordance with the terms of the Working Capital Credit Facility subsequent to the filing of the 2022 Form 10-K and receipt of funding notices, deeming funding conditions satisfied or waived. Following such funding, the Term Loan A commitment would be terminated, with total funding of $20.5 million. In addition, the parties agreed to increase the Term Loan B commitment from $18 million to $27.5 million, which will be funded in multiple installments and in accordance with the terms of the Working Capital Credit Facility. Funding will be at a rate of $2.25 million per month until December 2023, and thereafter at $1.75 million per month, subject to potential further reductions in the case of certain agreed cost savings and funds availability.

On August 4, 2023, the Company received from HPH funding amounting to $5.5 million from Term Loan A and $2.25 million installment under Term Loan B.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MSP RECOVERY INC.’S MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information that MSP’s the Company’s management believes is relevant to an assessment and understanding of MSP’s the Company’s consolidated results of operations and financial condition. The discussion should be read together with our 2022 Form 10-K for the year-ended December 31, 2022 and our condensed consolidated financial statements and the related notes and other information included elsewhere in this Quarterly Report on Form 10-Q (the “Q1-2023” or “Form 10-Q”). This discussion may contain forward-looking statements based upon MSP’s the Company’s current expectations, estimates and projections that involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements due to, among other considerations, the matters discussed under “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements.”

Cautionary Note Regarding Forward-Looking Statements

Certain of the statements contained in this Quarterly Report on Form 10-Q are forward-looking and constitute forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act. Forward-looking statements may generally be identified by the use of words such as “anticipate,” “believe,” “could,” “expect,” “intend,” “plan,” “predict,” “may,” “should,” and “will” or, in each case, their negative, or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts, including, for example, guidance for 2023 portfolio recovery and revenue. By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. As a result, these statements are not guarantees of future performance or results and actual events may differ materially from those expressed in or suggested by the forward-looking statements. Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our industry, business and operations, we cannot guarantee that actual results will not differ materially from our expectations. In evaluating such forward-looking statements, you should specifically consider various factors, including the risks outlined under “Risk Factors.” Any forward-looking statement made by LifeWallet herein speaks only as of the date made. The discussion of risks and uncertainties set forth in this Form 10-Q is not necessarily a complete or exhaustive list of all risks facing the Company at any particular point in time. New risks and uncertainties come up from time to time, and it is not possible for management to predictor identify all such events or to assess either the impact of all such risk factors on our business or the extent to which any individual risk factor, combination of factors, or new or altered factors, may cause results to differ materially from those contained in any forward-looking statement. LifeWallet has no obligation, and does not intend, to update any forward-looking statements after the date hereof for any reason, even if new information becomes available in the future, except as required by federal securities laws. Factors that could cause these differences include, but are not limited to, LifeWallet’s ability to capitalize on its assignment agreements and recover monies that were paid by the assignors; the inherent uncertainty surrounding settlement negotiations and/or litigation, including with respect to both the amount and timing of any such results; the validity of the assignments of Claims to LifeWallet; the ability to successfully expand the scope of our Claims or obtain new data and Claims from LifeWallet’s existing assignor base or otherwise; LifeWallet’s ability to innovate and develop new solutions, and whether those solutions will be adopted by LifeWallet’s existing and potential assignors; negative publicity concerning healthcare data analytics and payment accuracy; compliance with the listing standards of The Nasdaq Capital Market; and those other factors listed under “Risk Factors” below and elsewhere in this Form 10-Q and other reports filed by the Company with the SEC. Unless the context requires otherwise or unless otherwise noted, all references in this Form 10-Q to “LifeWallet,” “MSP Recovery,” “MSP,” “the Company,” “we,” “us,” or “our” are to MSP Recovery, Inc., d/b/a LifeWallet, a Delaware corporation.

Our Business

We are a leading healthcare recoveries and data analytics company. We focus on the Medicare, Medicaid and commercial insurance spaces. We are disrupting the antiquated healthcare reimbursement system, using data and analytics to identify and recover improper payments made by Medicare, Medicaid, and Commercial Health Insurers.

Medicare and Medicaid are payers of last resort. Too often, they end up being the first and only payers, because the responsible payer is not identified or billed. As Medicare and Medicaid pay a far lower rate than what other insurers are often billed, this costs the healthcare system (and the supporting taxpayers) tens of billions of dollars a year in improper billing and lost recoveries. By discovering, quantifying, and settling the billed-to-paid gap on a large-scale basis, the Company is positioned to generate meaningful annual recovery revenue at high profit margins.

Our access to large volumes of data, sophisticated data analytics, and a leading technology platform provide a unique opportunity to discover and recover Claims. We have developed Algorithms to identify waste, fraud, and abuse in the Medicare, Medicaid, and commercial health insurance segments. Our team of experienced data scientists and medical professionals analyze historical medical Claims data to identify recoverable opportunities. Once potential recoveries are reviewed by our team, they are aggregated and pursued. Through statutory law and case law, we believe we have an established basis for future recoveries.

We differ from our competitors as we receive our recovery rights through irrevocable assignments of Claims. When we are assigned these rights, we take on a risk that our competitors do not. Rather than provide services under a third-party vendor services contract, we receive the rights to certain recovery proceeds from our Assignors’ Claims (and, in many cases, actually take assignment of the Claims themselves, which allow us to step into the Assignors’ shoes). In the instances where we take Claims by assignment, we have control over the direction of the litigation. We, or our affiliated entities, are the plaintiff in any action filed and have control over the direction of the lawsuit. By receiving Claims through assignment, we can pursue additional recoveries under numerous legal theories that our competitors cannot. In the cases where we take Claims by assignment, we typically agree that 50% of the recoveries generated by those Claims is paid to the applicable Assignor. In the cases where we do not take Claims by assignment, we are typically entitled to receive 50% of the recoveries generated by those Claims, subject to certain expenses. Although we typically own assigned Claims, for a significant portion of assigned Claims our ability to pursue recoveries depends on our ongoing access to data through data access rights granted to us. In these cases, termination of such health care data access would substantially impair our ability to generate recoveries on those Claims.

Our current Claims portfolio has scaled significantly. We are entitled to a portion of any recovery rights associated with approximately $1,597 billion in Billed Amount (and approximately $380 billion in Paid Amount), which contains approximately $91 billion in Paid Value of Potentially Recoverable Claims, as of March 31, 2023. We are typically entitled to 50% of recovery rights pursuant to our Claims Cost Recovery Agreements (“CCRA”) but in certain cases we have also purchased from our Assignors, from time to time, rights to 100% of the recovery. We believe it would take any competitor a long time to amass the portfolio of Claims rights currently owned by us due to, among things, the volume of our Claims data retained and strength of our data analytics, which we believe are key to attracting counterparties willing to assign Claims to us.

Our Business Model

Recovery Model

In our current business model, we receive irrevocable assignments of health Claims recovery rights through CCRA from a variety of sources including, but not limited to, MAOs, MSOs, HMOs, Hospitals, and other at risk entities. Prior to executing a CCRA, we utilize our proprietary internal data analytics platform to review the set of Claims and identify Claims with probable recovery paths.

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

We engage with each Assignor independently. We are typically entitled to 100% of recoveries pursuant to our CCRA. From those recoveries, we are typically contractually obligated to pay 50% of Net Proceeds to the Assignor. In certain cases, we have purchased the Assignor’s rights to recovery proceeds in advance of any collection; therefore, entitling the Company to retain 100% of the Net Proceeds. The “Net Proceeds” of any assigned Claim is defined as the gross amount recovered on an assigned Claim, minus any costs directly traceable to such assigned Claim(s) for which recovery was made. In some instances, we may purchase outright an Assignor’s recovery rights; in this instance, we are entitled to the entire recovery. In some cases, we have entered into arrangements to transfer CCRAs or rights to proceeds from CCRAs to other parties. Such sales include variable consideration in the form of payments that will be made only upon achievement of certain recoveries or based on a percentage of actual recoveries.

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

As Chase to Pay works at the point of care, it is expected to decrease legal costs of recovery. As a result, when implemented, Chase to Pay is expected to improve the net recovery margin as the recovery multiple grows and variable legal costs to recover decline.

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

We were a party to that certain Recovery Services Agreement (the “MSP RH Series 01 Recovery Services Agreement”), dated as of October 23, 2020, by and between MSP Recovery Holdings Series 01, LLC (“MSP RH Series 01”) and MSP Recovery, LLC, pursuant to which MSP Recovery will provide services including identifying, processing, prosecuting, and recovering money for certain Claims of MSP RH Series 01. In return for these services, MSP RH Series 01 paid a one-time fee of approximately $7.2 million and has agreed to pay annual service fees of approximately $3.0 million commencing January 1, 2021, subject to adjustment based on the aggregate value of Claims of MSP RH Series 01 that is subject to the MSP RH Series 01 Recovery Services Agreement. Subsequent to December 31, 2022, this service fee agreement was terminated in connection with the loan facility executed with HPH. See Note 1, Description of the Business to the condensed consolidated financial statements for additional detail.

The fees received pursuant to this agreement are related to expenses incurred and are not tied to the Billed Amount or potential recovery amounts. Although we believe our future business to be highly tied to the Recovery Model and Chase to Pay, we will continue to enter into these contracts as the market dictates.

Recent Updates

Notice of Non-Compliance with Nasdaq Listing Requirements

On April 24, 2023, the Company was notified by Nasdaq that the Company was not in compliance with Nasdaq Listing Rule 5250(c)(1) as a result of not having timely filed its 2022 Form 10-K. The Company was also deemed non-compliant with Nasdaq’s Bid Price Requirement as the closing bid price for the Company’s Class A Common Stock had fallen below $1.00 per share for 30 consecutive business days (March 13, 2023 through April 23, 2023). Pursuant to Nasdaq Marketplace Rule 5810(c)(3)(A), the Company has been provided with a compliance cure period of 180 calendar days, or until October 23, 2023, to regain compliance with the Bid Price Requirement. On July 27, 2023, the Company filed its 2022 Form 10-K; the Company is currently evaluating various courses of action to regain compliance with the Bid Price Requirement, including implementing a reverse stock split if such action is authorized by the Company’s stockholders at its annual meeting of stockholders.

On May 24, 2023, the Company was notified by Nasdaq that it was not in compliance with the requirements of Nasdaq Listing Rule 5250(c) as a result of not having timely filed this Form 10-Q for the period ended March 31, 2023 with the SEC. On August 7, 2023, Nasdaq granted the Company an extension until August 30, 2023 to file its Quarterly Reports on Form 10-Q for the quarters ending March 31, 2023 and June 30, 2023.

Hazel Transactions

On March 29, 2023, the Company acquired nine Claims Cost Recovery Agreements (“CCRA”) from Hazel Holdings I LLC (together with its affiliates, “Hazel”), for a stated purchase price of $390 million, (the “Claims Purchase”). The purchase price for the Claims Purchase was funded by (i) a purchase money loan between Hazel, as a lender, and the Company, as a borrower, in the amount of $250 million (the “Purchase Money Loan”) and (ii) the proceeds from the Claims Sale.

Also, on March 29, 2023, the Company sold to Hazel three CCRAs. The agreement provided that the Company and Hazel would share in the recovery proceeds therefrom in accordance with an agreed waterfall after Hazel had realized the first $150 million in claims recoveries. This transaction is referred to as the “Claims Sale,” and together with the Claims Purchase, the “Claims Transactions.”

In addition, on March 29, 2023, the Company entered into an Amended and Restated Credit Agreement (the “Working Capital Credit Facility”) with Hazel Partners Holdings LLC (“HPH”), an affiliate of Hazel, as the lender and administrative agent, which provides for up to $80 million (with a 40% original issue discount), consisting of a Term Loan A commitment to fund up to $30 million (in multiple installments) in proceeds, and a Term Loan B Commitment to fund up to $18 million (in multiple installments) in proceeds, the funding of each conditioned on certain milestones. An initial $10 million in proceeds was drawn under the Term Loan A on March 6, 2023. On March 29, 2023, an additional $5 million was disbursed to the Company under the Term Loan A. On May 11, 2023 and June 13, 2023, HPH notified us that it would not disburse additional funds under the Working Capital Credit Facility until the Company satisfies certain funding conditions, including the filing of Annual Report on Form 10-K, which was filed on July 27, 2023. The parties subsequently agreed that $5.5 million will be funded under Term Loan A in accordance with the terms of the Working Capital Credit Facility subsequent to the filing of the 2022 Form 10-K and receipt of funding notices, deeming funding conditions satisfied or waived. Following such funding, the Term Loan A commitment would be terminated, with total funding of $20.5 million. In addition, the parties agreed to increase the Term Loan B commitment from $18 million to $27.5 million, which will be funded in multiple installments and in accordance with the terms of the Working Capital Credit Facility. Funding will be at a rate of $2.25 million per month until December 2023, and thereafter at $1.75 million per month, subject to potential further reductions in the case of certain agreed cost savings and funds availability.

On August 4, 2023, the Company received from HPH funding amounting to $5.5 million from Term Loan A and $2.25 million installment under Term Loan B.

Loans under the Working Capital Credit Facility accrue interest at a Term Secured Overnight Financing Rate for 12-month interest period, plus an applicable margin of 10% per annum. Accrued interest on the Working Capital Credit Facility is payable in kind and will be capitalized. The Working Capital Credit Facility has a stated maturity date of March 31, 2026, and HPH may extend for up to one year in its sole discretion. The Purchase Money Loan accrues interest at a rate of 20% per annum, payable in kind or in cash at the Company’s discretion. The Purchase Money Loan has a maturity date of March 31, 2026, extendable up to one year in Hazel’s sole discretion.

The Company is permitted to prepay the loans under the Working Capital Credit Facility from time to time without prepayment premium. Prepayment of the Purchase Money Loans will be permitted after the prepayment or repayment of loans under the Working Capital Credit Facility, and such prepayment of the Purchase Money Loans may be subject to prepayment penalty, as applicable.

The Purchase Money Loan and the Working Capital Credit Facility contain certain representations, warranties and covenants of the Company and its subsidiaries, including restrictions on debt incurrence, liens, investments, affiliate transactions, distributions and dividends, fundamental changes, certain debt prepayments and Claim settlement.

Amounts borrowed and obligations under the Purchase Money Loan and the Working Capital Credit Facility are secured by a pledge of proceeds from certain Claims in the Company’s Claims portfolio, with the lien securing the Purchase Money Loan being subordinated and junior to the lien securing the Working Capital Credit Facility. Pursuant to the Purchase Money Loan and the Working Capital Credit Facility, the Company entered into a collateral administrative agreement between the Company and HPH, which sets forth certain arrangements between the Company and HPH in relation to the management of the litigation of certain Claims owned by the Company, the proceeds of which are due to the Company were pledged to Hazel and HPH to secure the Purchase Money Loan and the Working Capital Credit Facility, respectively.

Virage Amendment

On April 12, 2023, we entered into an amendment (the “Virage MTA Amendment”) to the Virage MTA and Virage Guaranty pursuant to which the payment date was extended from May 23, 2023 until September 30, 2024, subject to acceleration upon certain triggering events. The payment obligation will become current at September 30, 2023, and the Company does not currently have available liquidity to satisfy such obligations. Under the Virage MTA Amendment, Virage received a first priority lien on all sources of revenue of the company not otherwise encumbered as of the date of the Virage MTA Amendment, to the extent in excess of the amount of revenues necessary to establish and maintain an operating reserve of $70 million for overhead expenses and applicable taxes. On July 24, 2023, the operating reserve was adjusted to $47.5 million and MSP Recovery agreed not to increase its 2023 operating budget without Virage’s consent.

On January 1, 2024, the Company will be required to make a one-time, lump sum payment to Virage for the period starting May 24, 2023 and ending December 31, 2023, in one or a combination of: (a) cash, in an amount equal to 1.0% of each calendar month-end balance (which month-end balance shall be increased daily up to 20% per annum based on a formula set forth in the Virage MTA Amendment) of the amount owing to Virage as of each preceding calendar month end and/or (b) warrants to purchase Class A common stock at $0.0001 per share, in an amount equal to the quotient of 1.0% of each calendar month-end balance (which month-end balance shall be increased daily up to 20% per annum based on a formula set forth in the Virage MTA Amendment) of the amount owing to Virage as of each preceding calendar month end and the volume weighted average price of a share of our Class A common stock for the five day period prior to the issuance. If paid in warrants, such warrants will expire on January 1, 2026.

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

In addition, the Virage MTA Amendment changed the payment methods to Virage to exclusively be, in the following order of priority: (a) the Proceeds and any other sources of revenue or liquidity of the Company (and its subsidiaries) that are not encumbered by a lien of a party other than Virage and to the extent such revenues and liquidity exceed the amount of net of revenues necessary to establish and maintain an operating reserve of $70 million for certain Company expenses, (b) a sale of certain reserved shares of Messrs.

John Ruiz and Frank Quesada, and the delivery of the resulting net cash proceeds thereof to VRM, (c) Parent’s sale of additional shares and delivery of proceeds to Virage, subject to certain anti-dilution provisions, (d) if not satisfied by the foregoing, a sale by Messrs. Ruiz and Quesada other shares of Messrs. John Ruiz and Frank Quesada, and the delivery of the resulting net cash proceeds thereof to VRM; provided that if the VRM Full Return is not fully paid by September 30, 2024 the VRM Full Return shall be payable by any of such payment methods in any order of priority. In addition, in connection therewith, Messrs. Quesada and Ruiz agreed to certain transfer restrictions applicable to their common stock, and agreed to effectuate sales of Company common stock in certain circumstances.

Amended and Restated Nomura Promissory Note

On April 12, 2023, the Company amended the promissory note to Nomura originally issued on May 27, 2022, which amendment increased the principal amount to approximately $26.3 million and extended the maturity date of the promissory note to September 30, 2024. The note will become current at September 30, 2023, and the Company does not currently have available liquidity to satisfy said obligation. The amended note carries an interest rate of 16% per annum and is payable in kind or in cash, at the Company’s discretion, every 30 calendar days after April 12, 2023. Upon two days prior written notice to Nomura, the Company may prepay all or any portion of the then outstanding principal amount under the promissory note together with all accrued and unpaid interest thereon.

Cano Health

On July 7, 2023, the Company issued 199,000,001 shares of Class A common stock to Cano Health, LLC (“Cano”) as payment for $61.7 million in deferred compensation related to the following agreements, which the Company had the option to pay in cash or in stock and has elected to pay in stock, of which (i) 80,645,162 shares of Common Stock were issued as a deferred consideration for the assignment of certain claims pursuant to that certain Purchase Agreement, effective as of September 30, 2022, as amended to date, by and between the Company and Cano, and (ii) 118,354,839 shares of Common Stock were issued as deferred consideration for the assignment of certain claims pursuant to that certain Amended and Restated Claims Recovery and Assignment Agreement effective as of December 31, 2021, as amended to date, by and between the Company and Cano.

On August 10, 2023, the Company sued Cano in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida for declaratory relief and anticipatory breach of the CCRA, Purchase Agreement, and a service agreement (collectively, the “Cano Agreements”) between the parties. On the following day, Cano sued the Company in the same court, alleging fraud in the inducement, breach of contract, tortious interference, and unjust enrichment relating to the Cano Agreements. As of March 31, 2023, the Company had outstanding a $5.0 million receivable from Cano, which the Company believes it will ultimately collect; however, due to Cano’s recent Quarterly Report on Form 10-Q filing which includes a substantial doubt about its ability to continue as a going concern, the Company established a reserve for the balance due under such receivable during this first quarter ending March 31, 2023.

Virage Swap

On July 28, 2023, VRM exercised its option to exchange Claims with service dates prior to January 1, 2014 for more recent Claims. To do so, the VRM MSP agreement was amended to reflect that: (a) rights to recovery proceeds arising from Claims held by VRM MSP, with dates of service before January 1, 2014, were transferred to the Company; (b) the Company contributed capital to VRM MSP in the form of in-kind ownership interests to certain series entities holding Claims; however, recovery proceeds associated with said entities with service dates prior to January 1, 2014 and after March 31, 2023 were retained by MSP Recovery; and (c) as a result of such capital contributions, the Company was admitted as a member of VRM MSP.

Key Factors Affecting Our Results

Our Claims Portfolio

We differ from some of our competitors because we receive our recovery rights through irrevocable assignments. When we are assigned these rights, we take on the risk that such Claims may not be recoverable. We are entitled to pursue a portion of any recovery rights associated with approximately $1,597 billion in Billed Amount (and approximately $380 billion in Paid Amount), which contained approximately $91 billion in Paid Value of Potentially Recoverable Claims, as of March 31, 2023. We are typically entitled to 100% of recovery rights pursuant to our CCRAs, but contractually obligated to pay 50% of gross recoveries to the Assignor. In certain cases, we have purchased from our Assignors the rights to 100% of the recovery. By discovering, quantifying, and settling the gap between Billed Amount and Paid Amount on a large scale, we believe we are positioned to generate substantial annual recovery revenue at high profit margins for our assigned Claims. In litigation, we have a competitive advantage by our experienced management and legal teams. While our model of being assigned the Claim rights allows us the flexibility to direct the litigation and potentially generate higher margins, we have, on an opportunistic basis, paid the Assignor an upfront purchase price for these rights.

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

As a result, we may pursue double damages and statutory interest in our Medicare Secondary Payer Act-related recoveries. We seek to recover these amounts under either the Recovery Model or the Chase to Pay Model. Federal law also expressly provides MAOs with the right to charge providers for the Billed Amount when auto insurer liability exists. Per the terms of various legal services agreements that MSP has with the Law Firm, for legal services provided, the Law Firm would receive a percentage of the total Claim recovery which would include double damages and additional penalties. Our ability to pursue double damages may be impacted by the RAMP Act as disclosed in Note 12, Commitments and Contingencies.

Our Claims recovery revenue is typically recognized upon reaching a binding settlement or arbitration with the counterparty or when the legal proceedings, including any appellate process, are resolved. A decrease in the willingness of courts to grant these judgments, a change in the requirements for filing these cases or obtaining these judgments, or a decrease in our ability to collect on these judgments could have an adverse effect on our business, financial condition and operating results. Of the Claims identified as potentially recoverable, relating to our accident-related cases as of March 31, 2023, approximately 86% of claims are already in the recovery process, which are claims where either the recovery process has been initiated, data has been collected and matched or resolution discussions are in process.

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

Total Paid Amount: The term Paid Amount is defined in the Definitions section above. Paid Amount . As we continue to expand, we anticipate our revenue growth will be greatly dependent on our ability to increase the total Paid Amount and, correspondingly, the Paid Value of Potentially Recoverable Claims, in our portfolio. Management believes this metric is a useful measure to investors and is useful in managing or monitoring company performance because we view an increase in Paid Amount as a positive indicator as it should provide the Company with the ability to increase the Paid Value of Potentially Recoverable Claims. Conversely, a decrease would produce a diminishing expectation of the Paid Value of Potentially Recoverable Claims.

Paid Value of Potentially Recoverable Claims (PVPRC): The term PVPRC is defined in the Definitions section above. We analyze our Claims portfolio and identify potentially recoverable Claims using our Algorithms to comb through historical paid Claims data and search for potential recoveries. The PVPRC is a measure of the actual Paid Amount that has been paid to providers in respect of those potentially recoverable Claims. Management believes this measure provides a useful baseline for potential recoveries, but it is not a measure of the total amount that may be recovered in respect of potentially recoverable Claims, which in turn may be influenced by any applicable potential statutory recoveries such as double damages or fines, as described below. We believe our ability to generate future Claims recovery income is largely dependent on our ability to accurately identify potentially recoverable Claims through our data analytics and ultimately recover on these Claims. Management believes this metric is a useful measure to investors and in managing or monitoring company performance because we view an increase in PVPRC as a positive indicator as it should provide the Company with the ability to increase Claims recovery income and otherwise shows growth.

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

Recovery Multiple: The Recovery Multiple is the amount of income of any generated Claims recovery income obtained by the Company in respect of any Claims as compared to the Paid Amount of those Claims (e.g., on a $600 recovery, if the paid amount for said Claim was $100, the Recovery Multiple is 6x). For these purposes, we record values under the Recovery Multiple only once we have recorded Claims recovery income either through the receipt of cash or recognition of accounts receivable on the Claims. Management believes this metric is useful to investors and is useful in managing or monitoring company performance because the Recovery Multiple provides a measure of the Company’s ability to recover on its Claims recovery rights. A Recovery Multiple above 1x would illustrate the Company’s ability to collect in excess of the Paid Amount. To date, because actual recoveries have been limited, this measure has had limited utility in historical periods. However, management believes this measure will become more meaningful during the next 12 months and beyond to the extent the Company begins to report actual increases in recoveries during those periods. As of March 31, 2023, the Company has obtained settlements with two counterparties where the Recovery Multiple was or would be in excess of the Paid Amount. However, these settlements do not provide a large enough sample to be statistically significant, and are therefore not shown in the table. As the Recovery Multiple is based on actual recoveries, this measure is not based on the Penetration Status of Portfolio, as described below.

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

	Three Months Ended March 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
$ in billions
Paid Amount	$379.9	$374.8	$364.4	$58.4
Paid Value of Potentially Recoverable Claims	91.3	89.6	86.6	14.7
Billed Value of Potentially Recoverable Claims	385.6	377.8	363.2	52.3
Recovery Multiple	N/A(1)	N/A(1)	N/A(1)	N/A(1)
Penetration Status of Portfolio	85.8%	85.8%	75.6%	N/A
(1)
During the three months ended March 31, 2023, the Company has received total recoveries of $3.8 million with a recovery multiple of 1.2x. However, the settlement amounts do not provide a large enough sample to be statistically significant, and are therefore not shown in the table.
(2)
On August 10, 2022, the United States Court of Appeals, Eleventh Circuit held that four-year statute of limitations period for civil actions arising under an Act of Congress enacted after December 1, 1990 applies to certain claims brought under the Medicare Secondary Payer private cause of action, and that the limitations period begins to run on the date that the cause of action accrued. This opinion may render certain Claims held by the Company unrecoverable and may substantially reduce PVPRC and BVPRC as calculated. As our cases were filed at different times and in various jurisdictions, and prior to data matching with a defendant we are not able to accurately calculate the entirety of damages specific to a given defendant, we cannot calculate with certainty the impact of this ruling at this time. Although this opinion is binding only on courts in the Eleventh Circuit, if the application of this statute of limitations as determined by the Eleventh Circuit was applied to all Claims assigned to us, we estimate that the effect would be a reduction of PVPRC by approximately $8.9 billion. As set forth in our Risk Factors, PVPRC is based on a variety of factors. As such, this estimate is subject to change based on the variety of legal claims being litigated and statute of limitations tolling theories that apply.

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

Our addressable market, and therefore revenue potential, is impacted by the expansion or contraction of healthcare coverage and spending, which directly affects the number of Claims available. The Centers for Medicare & Medicaid Services (“CMS”) has projected that health spending will continue to grow at an average rate of 5.4% a year between 2019 and 2028. We also believe reimbursement models may become more complex as healthcare payers accommodate new markets and lines of business and as advancements in medical care increase the number of testing and treatment options available. As reimbursement models grow more complex and healthcare coverage increases, the complexity and number of Claims may also increase, which could impact the demand for our solutions. Such changes could have a further impact on our results of operations.

As of March 31, 2023, approximately 93% of our expected recoveries arise from Claims being brought under the Medicare Secondary Payer Act. While we believe the MSP Act has bipartisan support, changes to the laws on which we base our recoveries, particularly the MSP Act, can adversely affect our business. Our ability to generate future revenue is therefore significantly dependent on factors outside our control.

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

Allowance for credit losses

Allowance for credit losses consisted of a specific reserve for a receivable amount due from Cano. Due to its material nature, it is included separately in the condensed consolidated statement of operations.

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

Interest Expense

In some cases, we have entered into arrangements to transfer CCRAs or rights to proceeds from CCRAs to other parties. When such transfers are considered to be sales of future revenue that are debt-like in nature as defined in Accounting Standards Codification (“ASC”) 470, these arrangements are recognized as debt based on the proceeds received and are imputed an interest rate based on the expected timing and amount of payments to achieve contractual hurdles. Our interest expense consists of the imputed interest on these payments. We anticipate that as we recognize Claims recoveries related to CCRAs in these arrangements, the interest expense on these arrangements will decrease. In addition, interest expense includes interest paid on the Nomura Promissory Note and Loans from related parties.

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

Changes in Fair Value of Warrant and Derivative Liabilities

Changes in fair value of warrants and derivative liabilities consists of the mark to market of warrant liabilities and derivatives as part of the OTC Equity Prepaid Forward Transaction noted in Note 15, Derivative Liability in the notes to consolidated financial statements.

Net (income) loss attributable to non-controlling members

Net (income) loss attributable to non-controlling members consists of income or loss attributable to Class V Common Stock shareholders.

Income Tax Benefit

As a result of the Business Combination, the Company became the sole managing member of MSP Recovery, LLC, which is treated as a partnership for U.S. federal, state, and local income tax purposes. As a partnership, MSP Recovery, LLC is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by MSP Recovery, LLC is passed through to and included in the taxable income or loss of its partners, including MSP Recovery, Inc. The Company is subject to U.S. federal income taxes, in addition to state and local income taxes, with respect to the Company’s allocable share of income of MSP Recovery, LLC. The Company’s deferred tax balances reflect the impact of temporary differences between the carrying amount of assets and liabilities and the Company’s tax basis. The balances are stated at the tax rates in effect when the temporary differences are expected to be recovered or settled. The Company reviewed the anticipated future realization of the tax benefit of the Company’s existing deferred tax assets and concluded that it is more likely than not that all of the deferred tax assets will not be realized in the future.

Results of Operations

Three months ended March 31, 2023 versus three months ended March 31, 2022

The following table sets forth a summary of our consolidated results of operations for the three months ended March 31, 2023 to three months ended March 31, 2022 indicated.

	Three Months Ended March 31
(in thousands except for percentages)	2023	2022	$ Change	% Change
Claims recovery income	$3,497	$109	$3,388	3,108%
Claims recovery service income	498	8,076	(7,578)	(94)%
Total Claims Recovery	$3,995	$8,185	$(4,190)	(51)%
Operating expenses
Cost of claims recoveries	$1,021	$7	$1,014	14,486%
Claims amortization expense	113,469	2,717	110,752	4,076%
General and administrative	6,855	4,446	2,409	54%
Professional fees	9,728	1,938	7,790	402%
Professional fees - legal	8,551	2,472	6,079	246%
Allowance for credit losses	5,000	-	5,000	100%
Depreciation and amortization	9	79	(70)	(89)%
Total operating expenses	$144,633	$11,659	$132,974	1,141%
Operating Income/ (Loss)	$(140,638)	$(3,474)	$(137,164)	3,948%
Interest expense	$(42,390)	$(10,415)	$(31,975)	307%
Other income (expense), net	6,627	(2)	6,629	(331450)%
Change in fair value of warrant and derivative liabilities	2,255	-	2,255	100%
Net loss before provision for income taxes	$(174,146)	$(13,891)	$(160,255)	1,154%
Provision for income tax benefit (expense)	$-	$-	$-	(100)%
Net loss	$(174,146)	$(13,891)	$(160,255)	1,154%
Less: Net (income) loss attributable to non-controlling members	$169,230	$-	$169,230	100%
Net loss attributable to controlling members	$(4,916)	$(13,891)	$8,975	(65)%

Claims recovery income. Claims recovery income increased by $3.4 million for the three months ended March 31, 2023 driven by increased settlements during the period.

Claims recovery service income. Claims recoveries service income decreased by $7.6 million, for the three months ended March 31, 2023 from $8.1 million for the three months ended March 31, 2022, primarily driven by a decrease in third party service fees. The Company does not anticipate significant claims recovery service income during 2023.

Cost of claims recoveries. Cost of claims recoveries increased by $1.0 million driven by assignor and law firm costs, which are directly correlated to the increase in claims recovery income.

Claims amortization expense. Claims amortization expense increased by $110.8 million primarily driven by increased amortization due to the acquisition of CCRAs obtained as part of the business combination completed in the second quarter of 2022. In addition to the aforementioned CCRAs acquired as part of the Business Combination, the Company also purchased additional CCRAs during the three months ended March 31, 2023, included in Intangible assets, which further contributed to the increase in claims amortization expense.

Allowance for credit losses. Allowance for credit losses for the three months ended March 31, 2023 was $5.0 million, entirely related to an amount due from Cano which has been reserved considering their recent filing which includes a substantial doubt about Cano’s ability to continue as a going concern. No such reserves existed for the three months ended March 31, 2022.

General and administrative. General and administrative increased by $2.4 million in three months ended March 31, 2023 from three months ended March 31, 2022, primarily driven by increases costs in relation of being a public company, primarily including increase in salaries and benefits of $1.4 million, marketing and promotions of $0.6 million, and insurance of $0.3 million, among others, as compared to the three months ended March 31, 2022.

Professional fees. Professional fees increased by $7.8 million for the three months ended March 31, 2023 compared to three months ended March 31, 2022, primarily driven by additional costs incurred by being a public company, including $3.0 million of management fees, $3.8 million advisory fees, as well as other external consultants.

Professional fees - legal. Professional fees - legal increased by $6.1 million, driven by fees to outsourced law firms of $4.3 million and Law Firm expenses of $4.2 million for the three months ended March 31, 2023.

Interest expense. Interest expense increased by $31.6 million to $42.0 million in three months ended March 31, 2023 from $10.4 million for the three months ended March 31, 2022, primarily driven by an increase in the basis for which interest is incurred on our Claims Financing Obligations and accrued interest on the related party loan obtained in June 2022.

Other income (expense), net. Other income, net increased by $6.6 million for the three months ended March 31, 2023 driven by $4.6 million of gain on the sale of CCRAs and $2.0 million of gain on fair value of liability a liability payable in stock. Other income (expense) was nominal for the three months ended March 31, 2022.

Change in fair value of warrant and derivative liabilities. For the three months ended March 31, 2023 The $2.3 million gain was primarily related to a mark to market adjustment to the fair value of warrants for $2.4 million, partially offset by $0.1 million of a loss on the fair value of derivative liabilities related to the Committed Equity facility. The warrant and derivative liabilities did not exist during the three months ended March 31, 2022.

Non-GAAP Financial Measures

In addition to the financial measures prepared in accordance with GAAP, this Form 10-Q also contains non-GAAP financial measures. We consider “adjusted net loss” and “adjusted operating loss” as non-GAAP financial measures and important indicators of performance and useful metrics for management and investors to evaluate our business’s ongoing operating performance on a consistent basis across reporting periods. We believe these measures provide useful information to investors. Adjusted net loss represents Net loss adjusted for certain non-cash and non-recurring expenses and adjusted operating loss items represents Operating loss adjusted for certain non-cash and non-recurring expenses. A reconciliation of these non-GAAP measures to their most relevant GAAP measure is included below:

Three Months Ended
(In thousands)	March 31, 2023
GAAP Operating Loss	$(140,638)
Professional fees paid in stock	7,557
Claims amortization expense	113,469
Allowance for credit losses	5,000
Adjusted operating loss	$(14,612)

GAAP Net Loss	$(174,146)
Professional fees paid in stock	7,557
Claims amortization expense	113,469
Allowance for credit losses	5,000
Paid-in-kind Interest	42,390
Change in fair value of warrant and derivative liabilities	(2,255)
Adjusted net loss	$(7,985)

Liquidity and Capital Resources

Sources of Liquidity

Since inception, we have financed our operations primarily from partnership contributions and investor financing. As of March 31, 2023, we had $21.6 million in cash and cash equivalents. As of March 31, 2023, we had a loan payable of $466.7 million consisting of our Claims Financing Obligations and notes payable. We had $0.5 million in interest payable related to our Claims Financing Obligations. A $4.95 million promissory note issued to related parties in January 2023 does not carry interest and is payable 24 months from the date of the last advance from the Purchase Money Loan is made.

As an early-stage growth company, the Company has incurred substantial net losses since inception. The Company has incurred recurring losses and negative cash flows since inception and has an accumulated deficit of $34.1 million as of March 31, 2023. For the quarter ended March 31, 2023, the Company used approximately $22.1 million of cash in operations. The Company’s liquidity will depend on the ability to generate substantial Claims recovery income and Claims recovery services income in the near future, the timing of which is uncertain, as well as its ability to secure funding from capital sources. The Company’s principal liquidity needs have been capital expenditures, working capital, debt service and Claims financing obligations.

The Company anticipates sources of liquidity to include the Working Capital Credit Facility as disclosed in Note 10, Claims Financing Obligations and Notes Payable. The Company anticipates having funding through this source and has taken several actions to address liquidity concerns, including:

1.
On April 12, 2023, the Company entered into the Virage MTA Amendment, which extended the due date for the payment obligations to Virage to September 30, 2024. See summary in Note 16, Subsequent Events.
2.
On April 12, 2023, the Company entered into an amended and restated promissory note with Nomura, which extended the due date to September 30, 2024. See summary in Note 16, Subsequent Events.
3.
On March 29, 2023, the Company entered into the Working Capital Credit Facility consisting of commitments to fund up to $48 million in proceeds. See summary below.

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

Working Capital Credit Facility

On March 29, 2023, the Company entered into the Working Capital Credit Facility, which provides for up to $80 million (with a 40% original issue discount), consisting of a Term Loan A commitment to fund up to $30 million (in multiple installments) in proceeds and a Term Loan B Commitment to fund up to $18 million (in multiple installments) in proceeds. An initial $10 million in proceeds was drawn under the Term Loan A on March 6, 2023. On March 29, 2023, an additional $5 million was disbursed to the Company under the Term Loan A. Loans under the Working Capital Credit Facility accrue interest at a Term Secured Overnight Financing Rate for 12-month interest period, plus an applicable margin of 10% per annum. Accrued interest is payable in kind and will be capitalized quarterly. The Working Capital Credit Facility has a stated maturity date of March 31, 2026, and HPH may extend for up to one year in its sole discretion.

On May 11, 2023 and June 13, 2013, HPH notified us that it would not disburse additional funds under the Working Capital Credit Facility until the Company satisfies certain milestone funding conditions, including certain servicing obligations as well as filing this Annual Report on Form 10-K. The parties subsequently agreed that $5.5 million will be funded under Term Loan A in accordance with the terms of the Working Capital Credit Facility subsequent to the filing of this 2022 Form 10-K and receipt of funding notices, deeming funding conditions satisfied or waived. Following such funding, the Term Loan A commitment would be terminated, with total funding of $20.5 million. In addition, the parties agreed to increase the Term Loan B commitment from $18 million to $27.5 million, which will be funded in multiple installments and in accordance with the terms of the Working Capital Credit Facility. Funding will be at a rate of $2.25 million per month until December 2023, and thereafter at $1.75 million per month, subject to potential further reductions in the case of certain agreed cost savings and funds availability.

On August 4, 2023, after the filing of the Annual Report on Form 10-K, the Company received from HPH funding amounting to $5.5 million from Term Loan A and $2.25 million installment under Term Loan B.

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

During the three months ended March 31, 2023, the Company issued an unsecured promissory note in an aggregate principal amount of $4.95 million to the Law Firm, to provide general operational funding. The aggregate unpaid principal amount of this promissory note is due 24 months from the date of the last advance from the Purchase Money Loan is made. This promissory note is payable by the Company at any time, without prepayment penalties, fees, or other expenses. The note does not carry any interest and can be repaid at any time or from time to time without a prepayment penalty.

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

Sales of the shares of the Company’s common stock to Yorkville under the Yorkville Purchase Agreement, and the timing of any such sales, will be determined by the Company from time to time in its sole discretion and will depend on a variety of factors, including, among other things, market conditions, the trading price of the common stock, as well as determinations by the Company about the use of proceeds of such common stock sales. The net proceeds from any such sales under the Yorkville Purchase Agreement will depend on the frequency with, and the price at, which the shares of common stock are sold to Yorkville.

Upon the initial satisfaction of the conditions to Yorkville’s obligation to purchase shares of Common Stock set forth under the Yorkville Purchase Agreement (the “Commencement”), including that a registration statement registering the resale by Yorkville of the shares of Common Stock under the Securities Act, purchased pursuant to the Yorkville Purchase Agreement (the “Resale Registration Statement”) is declared effective by the SEC and a final prospectus relating thereto is filed with the SEC, the Company will have the right, but not the obligation, from time to time, at its sole discretion and on the terms and subject to the limitations contained in the Yorkville Purchase Agreement, until no later than the first day of the month following the 36 month anniversary of the date that the Resale Registration Statement is declared effective, to direct Yorkville to purchase a number of shares of Common Stock, in an amount not to exceed 33% of the total trading volume during the applicable purchase period and not to exceed a total beneficial ownership for Yorkville of 4.99% of outstanding voting shares, by delivering written notice to Yorkville prior to the commencement of trading on any trading day. The purchase price of the common stock that the Company elects to sell to Yorkville pursuant to the Yorkville Purchase Agreement will be 98% of the volume-weighted average price (“VWAP”) of the Common Stock during the applicable purchase date on which the Company has timely delivered a written notice to Yorkville, directing it to purchase common stock under the Yorkville Purchase Agreement.

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

Under the Services Agreement, the Company will service and recover on the demand letters and will retain any revenues generated in excess of the amount received from Prudent, plus up to an 18% annual return on the amount Prudent paid for Net Recovery Proceeds. Prudent may terminate the Services Agreement upon 60 days prior written notice to the Company. The Company plans to utilize the Assignment Agreement as funding is needed. To date, the Company has not exercised its rights pursuant to the Services Agreement and does not anticipate doing so in the foreseeable future.

Actual results, including sources and uses of cash, may differ from our current estimates due to the inherent uncertainty involved in making those estimates and any such differences may impact the Company’s ability to continue as a going concern in the future. The expenditures associated with the development and launch of our additional recovery services and the anticipated increase in Claims recovery capacity are subject to significant risks and uncertainties, many of which are beyond our control, which may affect the timing and magnitude of these anticipated expenditures. These risks and uncertainties are described in more detail in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2023	2022
Net cash (used in) provided by operating activities	$(9,976)	$3,184
Net cash provided by (used in) investing activities	8,073	(2,133)
Net cash provided (used in) by financing activities	8,405	(925)
Increase in cash and cash equivalents and restricted cash	6,502	126
Cash and cash equivalents and restricted cash at beginning of year	15,081	1,664
Cash and cash equivalents at end of period	$21,583	$1,790

Cash Flows (Used in) Provided by Operating Activities

Net cash used in operating activities decreased by $13.2 million to $10.0 million for the three months ended March 31, 2023 compared to net cash provided by of $3.2 million for the three months ended March 31, 2022. During the three months ended March 31, 2023, net cash used in operating activities was impacted primarily by our net loss, increases of $110.8 million of claims amortization expense, $31.2 million of paid-in-kind interest, a $5.0 million allowance for credit losses, and an increase of $6.1 million of changes in working capital. Net cash used in operating activities was further impacted by a change in fair value of warrant liabilities of $2.4 million and a gain on sale of intangibles of $4.6 million.

Cash Flows Provided by (Used in) Investing Activities

Net cash provided by investing activities increased by $10.2 million to $8.1 million for the three months ended March 31, 2023 compared to cash used in investing activities of $2.1 million for the three months ended March 31, 2022. During the three months ended March 31, 2023, our cash provided by investing activities was primarily $10.0 million proceeds from the sale of CCRAs, which are included in Intangible assets, offset by cash used in investing activities related to the acquisition of additional CCRAs amounting to $1.2 million and $0.7 million of additions to property, plant and equipment.

Cash Flows Provided by (Used in) Financing Activities

Net cash provided by financing activities increased to $8.4 million for the three months ended March 31, 2023 compared to 0.9 million net cash used in financing activities for the three months ended March 31, 2022. This is primarily due to borrowings from the New Money Loan of $15.0 million and proceeds from the related party loan of $4.9 million, which are offset by $11.4 million restricted cash payment related to the FEF shares to CF and $0.1 million payment of deferred financing costs.

Contractual Obligations, Commitments and Contingencies

Based on claims financing obligations and notes payable agreements, as of March 31, 2023, the present value of amounts owed under these obligations were $466.7 million, including unpaid interest to date of $0.5 million. The weighted average interest rate is 14.0% based on the current book value of $466.7 million with rates that range from 2.0% to 20%. The Company is expected to repay these obligations from cash flows from claim recovery income.

As of March 31, 2023, the Company has $825.0 million of guaranty obligations. On April 12, 2023, we entered into the Virage MTA Amendment pursuant to which the payment date was extended from May 23, 2023 until September 30, 2024, subject to acceleration upon certain triggering events. The guaranty obligation will become current at September 30, 2023, and the Company does not currently have available liquidity to satisfy such obligations. Under the Virage MTA Amendment, Virage will receive a first priority lien on all sources of revenue of the company not otherwise encumbered as of the date of the Virage MTA Amendment, to the extent in excess of the amount of revenues necessary to establish and maintain an operating reserve of $70 million for overhead expenses and applicable taxes.

As of March 31, 2023, the minimum required payments on these agreements are $631.0 million. Certain of these agreements have priority of payment regarding any proceeds until full payment of the balance due is satisfied. The maturity of the commitments range from the date sufficient claims recoveries are received to cover the required return or in some cases by 2031.

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

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimate that are reasonably likely to occur, could materially impact the consolidated financial statements. Our Critical Accounting Policies and Estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” in our 2022 Form 10-K, for which there were no material changes during the three months ended March 31, 2023, included the following:

•
Revenue Recognition
o
Claims Recovery Income
o
Claims Recovery Service Income
•
Impairment of Intangible Assets

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

Management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Management is likewise required, on a quarterly basis, to evaluate the effectiveness of its internal controls and to disclose any changes and material weaknesses identified through such evaluation of those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due to the material weaknesses related to the items noted below. To address these material weaknesses, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. GAAP. Based on such analysis and notwithstanding the identified material weaknesses, management, including our Chief Executive Officer and Chief Financial Officer, believe the consolidated financial statements included in this Quarterly Annual Report fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

Material Weaknesses

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

•
The implementation of certain management training,
•
The hiring of a director of internal audit, and
•
Enhancements to the Company’s internal communication process, as well as increased reporting to the Audit Committee of the Board of Directors.

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

Remediation Plan

We are in the process of implementing measures designed to remediate the control deficiencies that led to the material weaknesses as of December 31, 2022. During 2023, we have:

•
To address the material weaknesses in internal controls related to the accounting for complex financial instruments:
o
We are in the process of implementing further controls over the review of complex financial instruments, which may include engaging outside advisors with specialist knowledge of GAAP and valuation.
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

•
Enhancing development of the control environment with the implementation of certain management training,
•
The hiring of a director of internal audit to improve the monitoring and effectiveness of internal controls, and
•
Enhancements to the Company’s internal communication process to support controls and increase reporting to the Audit Committee of the Board of Directors to allow for more effective exercise of oversight responsibilities.

We intend to implement such recommendations to remediate the weaknesses identified by the special committee.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. Except as set forth below, we are not currently party to any material legal proceedings. Regardless of outcome, such proceedings or claims can have an adverse impact on us because of defense and settlement costs, diversion of resources and other factors and there can be no assurances that favorable outcomes will be obtained.

Investigations

As previously disclosed on Form 8-K, on August 11, 2022, the Securities and Exchange Commission (the "SEC") initiated an investigation of the Company, and requested documents relating to, among other matters, the business combination transaction with Lionheart Acquisition Corporation II consummated on May 23, 2022 and related matters. The Company received a subpoena dated March 1, 2023 from the SEC regarding the aforementioned subject matter, and subsequently received a subpoena on May 10, 2023 requesting documents in connection with the Company’s financial statements for the periods ended June 30, 2022 and September 30, 2022 that required restatements as disclosed in the Company’s Form 8-K filed with the SEC on April 14, 2023.

In addition, on March 10, 2023, the Company received a subpoena from the U.S. Attorney’s Office in connection with a grand jury investigation in the U.S. District Court for the Southern District of Florida requesting certain information concerning the Company. To the best of the Company’s knowledge, the Department of Justice has not issued any target letters to anyone associated with the Company as a result of this investigation. (The United States Attorney’s Manual states that a "target" is a person as to whom the prosecutor or the grand jury has substantial evidence linking him or her to the commission of a crime and who, in the judgment of the prosecutor, is a putative defendant.)

The Company has cooperated, and will continue to cooperate, fully with these inquiries. In connection with its review of the matters related to the preparation and filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, a special committee of the Company’s board of directors, along with external advisors retained thereby, also reviewed the subject matter of information requests related to the foregoing subpoenas. Based on this review, the Company believes that these investigations will be resolved without any material developments; however, there can be no assurance as to the outcome or future direction thereof.

On August 16, 2023, the Company received an additional subpoena from the SEC regarding certain funding sources of the Company prior to the Business Combination, as well as various statements and disclosures by the Company in connection with and following the Business Combination. The Company intends to fully cooperate with such subpoena, as it has with the aforementioned investigations.

Cano Health

On August 10, 2023, the Company sued Cano Health, LLC (“Cano”) in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida for declaratory relief and anticipatory breach of the CCRA, Purchase Agreement, and a service agreement (collectively, the “Cano Agreements”) between the parties. On the following day, Cano sued the Company in the same court, alleging fraud in the inducement, breach of contract, tortious interference, and unjust enrichment relating to the Cano Agreements. While it is inherently difficult to predict the eventual outcomes of pending actions, the Company denies all liability alleged by Cano and intends to defend the litigation vigorously.

Item 1A. Risk Factors.

There have been no material changes to our principal risks that we believe are material to our business, results of operations and financial condition, from the risk factors previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”). Prospective investors are encouraged to consider the risks described in our 2022 Form 10-K, our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Quarterly Report on Form 10-Q and in our 2022 Form 10-K, and other information publicly disclosed or contained in documents we file with the Securities and Exchange Commission before purchasing our securities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

Over the course of the quarterly period ended March 31, 2023, MSP has issued 306,075 unregistered securities to Palantir Technologies Inc in exchange for services provided in reliance on Section 4(a)(2) of the U.S. Securities Act of 1933.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

None

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
10.1+	Common Stock Purchase Agreement, dated January 6, 2023, between MSP Recovery, Inc. and YA II PN, Ltd.	8-K	001-39445	10.1	January 12, 2023
10.2+	Registration Rights Agreement, dated January 6, 2023, between MSP Recovery, Inc. and YA II PN, Ltd.	8-K	001-39445	10.2	January 12, 2023
10.3+	Second Amended and Restated Claims Proceeds Investment Agreement, dated January 24, 2019, between MSPA Claims 1, LLC and Brickell Key Investments LP	S-1/A	333-268616	10.27	January 20, 2023
10.4+	Amendment to Claim Proceeds Investment Agreement, dated September 30, 2022, between MSP Recovery, Inc. and Brickell Key Investments LP	S-1/A	333-268616	10.28	January 20, 2023
10.5+	MTA Amendment and Binding Term Sheet, by and between Virage Recovery Master LP, Series MRCS, a series of MDA, Series LLC, John H. Ruiz, Frank C. Quesada, Virage Capital Management LP, MSP Recovery, LLC, La Ley con John H. Ruiz, MSP Recovery, Inc. and Lionheart II Holdings, LLC, dated April 12, 2023	8-K	001-39445	10.1	April 17, 2023
10.5+	Amended and Restated Secured Promissory Note, dated April 12, 2023 by and between the Company and Nomura Securities International, Inc.	8-K	001-39445	10.2	April 17, 2023
10.6+	Membership Interest Purchase Agreement, dated March 29, 2023, by and among MSP Recovery LLC, MSP Recovery Claims, Series, LLC and Hazel Holdings I LLC	10-K	001-39445	10.31	July 27, 2023
10.7+	Membership Interest Purchase Agreement, dated March 29, 2023 by and among MSP Recovery, LLC, MSP Recovery Claims Series 44, LLC, MSP Recovery Holding Series 01, LLC and Hazel Holdings I LLC	10-K	001-39445	10.32	July 27, 2023
10.8+	Credit Agreement, dated March 29, 2023 by and between Subrogation Holdings LLC, MSP Recovery, LLC, MSP Recovery Claims, Series LLC - Series 15-09-321 and Hazel Holdings I LLC	10-K	001-39445	10.33	July 27, 2023
10.9+	Amended and Restated Credit Agreement, dated March 29, 2023 by and between Subrogation Holdings LLC, MSP Recovery, LLC, MSP Recovery Claims, Series LLC - Series 15-09-321 and Hazel Holdings I LLC	10-K	001-39445	10.34	July 27, 2023
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

+ Previously filed

# Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MSP Recovery, Inc.

Date: August 17, 2023	By:	/s/ Ricardo Rivera
Ricardo Rivera
Chief Operating Officer and Interim Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)