Form 10-Q
period 2023-06-30
MSP Recovery, Inc.
filed 2023-08-31
CIK 1802450

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 28, 2023, the registrant had 332,445,943 shares of Class A common stock, $0.0001 par value per share, and 3,106,616,119 shares of Class V common stock, $0.0001 par value per share, outstanding.

Explanatory Note

As previously reported, MSP Recovery, Inc., d/b/a LifeWallet, identified errors in the accounting for the indemnification asset, various intangible assets and rights to cash flows, and consolidation of an entity in connection with our business combination. As a result of these errors, management and the audit committee of our board of directors concluded that our previously issued unaudited condensed consolidated financial statements for the periods ended June 30, 2022, and September 30, 2022, were materially misstated. Accordingly, our unaudited condensed consolidated financial statements for the foregoing periods require restatement and should no longer be relied upon. The financial information that was previously filed or otherwise reported as of and for the periods ended June 30, 2022 and September 30, 2022 is superseded by the information in our Annual Report on Form 10-K filed with the SEC on July 27, 2023 and this Quarterly Report on Form 10-Q. See Note 2, Basis of Presentation And Summary of Significant Accounting Policies, to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for additional information on the restatement and the related financial information impacts.

i

ii

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

i

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

ii

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

iii

Part I – Financial Information

Item 1. Financial Statements

MSP RECOVERY, INC. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
(In thousands except per share amounts)	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$6,433	$3,661
Restricted cash	—	11,420
Accounts receivable	4,610	6,195
Affiliate receivable (1)	832	2,425
Prepaid expenses and other current assets (1)	19,360	27,656
Total current assets	31,235	51,357
Property, plant and equipment, net	4,712	3,432
Intangible assets, net (2)	3,374,615	3,363,156
Total assets	$3,410,562	$3,417,945

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$7,260	$8,422
Affiliate payable (1)	19,822	19,822
Commission payable	802	545
Derivative liability	—	9,613
Warrant liability	1,012	5,311
Other current liabilities	77,726	72,002
Total current liabilities	106,622	115,715
Guaranty obligation (1)	862,219	787,945
Claims financing obligation and notes payable (1)	485,060	198,489
Loan from related parties (1)	130,709	125,759
Interest payable (1)	22,467	2,765
Total liabilities	$1,607,077	$1,230,673
Commitments and contingencies (Note 12)

Class A common stock subject to possible redemption, 1,129,589 shares at redemption value as of December 31, 2022 (None as of June 30, 2023)	—	1,807

Stockholders’ Equity (Deficit):
Class A common stock, $0.0001 par value; 5,500,000,000 shares authorized; 132,235,847 and 74,605,284 issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	$13	$7
Class V common stock, $0.0001 par value; 3,250,000,000 shares authorized; 3,106,616,119 and 3,147,979,494 issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	311	315
Additional paid-in capital	176,331	136,760
Members’ equity	-	-
Accumulated deficit	(42,339)	(29,203)
Total Stockholders’ Equity (Deficit)	134,316	107,879
Non-controlling interest	1,669,169	2,077,586
Total equity	$1,803,485	$2,185,465
Total liabilities and equity	$3,410,562	$3,417,945

1.
As of June 30, 2023 and December 31, 2022, the total affiliate receivable, affiliate payable, guaranty obligation and loan from related parties balances are with related parties. In addition, the prepaid expenses and other current assets, claims financing obligation and notes payable, and interest payable includes balances with related parties. See Note 13, Related Party Transactions, for further details.
2.
As of June 30, 2023 and December 31, 2022, intangible assets, net included $2.4 billion and $2.3 billion, respectively, related to a consolidated VIE. See Note 9, Variable Interest Entities, for further details.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MSP RECOVERY, INC. and Subsidiaries

Condensed Consolidated Statements of Operations (As Restated)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(In thousands except per share amounts)	2023	2022	2023	2022
		As Restated		As Restated
Claims recovery income	$2,542	$1,357	$6,039	$1,466
Claims recovery service income (1)	—	3,971	498	12,047
Total Claims Recovery	$2,542	$5,328	$6,537	$13,513
Operating expenses
Cost of claim recoveries (2)	377	702	1,398	709
Claims amortization expense	121,004	38,991	234,473	41,708
General and administrative (3)	7,706	5,982	14,561	10,428
Professional fees	3,417	3,131	13,145	5,069
Professional fees – legal (4)	10,467	23,765	19,018	26,237
Allowance for credit losses	—	—	5,000	—
Depreciation and amortization	88	72	97	151
Total operating expenses	143,059	72,643	287,692	84,302
Operating Loss	$(140,517)	$(67,315)	$(281,155)	$(70,789)
Interest expense (5)	(73,618)	(24,352)	(116,008)	(34,767)
Other income, net	1,662	39	8,289	37
Change in fair value of warrant and derivative liabilities	1,644	(14,353)	3,899	(14,353)
Net loss before provision for income taxes	$(210,829)	$(105,981)	$(384,975)	$(119,872)
Provision for income tax expense	-	—	—	—
Net loss	$(210,829)	$(105,981)	$(384,975)	$(119,872)
Less: Net loss attributable to non-controlling members	202,609	104,101	371,839	117,992
Net loss attributable to controlling members	$(8,220)	$(1,880)	$(13,136)	$(1,880)

Basic and diluted weighted average shares outstanding, Class A Common Stock	123,564,802	13,607,255	106,183,727	13,607,255
Basic and diluted net loss per share, Class A Common Stock	$(0.07)	$(0.14)	$(0.12)	$(0.14)

(1)
For the three and six months ended June 30, 2022, claims recovery service income included $3.2 million and $10.6 million, and respectively, of claims recovery service income from VRM MSP. There was no claims recovery service income from VRM MSP for the three and six months ended June 30, 2023. See Note 13, Related Party Transactions, for further details.
(2)
For the three and six months ended June 30, 2022, cost of claim recoveries included $0.2 million and $0.3 million of related party expenses. This relates to contingent legal expenses earned from claims recovery income pursuant to legal service agreements with the La Ley con John H. Ruiz P.A., d/b/a MSP Recovery Law Firm (the “Law Firm”). No such related party expenses were present for the three and six months ended June 30, 2023. See Note 13, Related Party Transactions, for further details.
(3)
For the three and six months ended June 30, 2022, general and administrative expenses included $0.2 million and $ $0.3 million of related party expenses. See Note 13, Related Party Transactions, for further details. No such related party expenses were present for the three and six months ended June 30, 2023.
(4)
For the three and six months ended June 30, 2023 and 2022, professional fees – legal included $4.7 million and $8.9 million, and $0.0 million and $0.3 million, respectively, of related party expenses related to the Law Firm. See Note 13, Related Party Transactions, for further details.
(5)
For three and six months ended June 30, 2023, interest expense included $38.9 million and $91.4 million, respectively, related to interest expense due to VRM. For three ended June 30, 2022, interest expense included $13.4 million related to interest expense due to VRM. No such interest was due to VRM prior three months ended June 30, 2022 See Note 13, Related Party Transactions, for further details..

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MSP RECOVERY, INC. and Subsidiaries

Condensed Consolidated Statements of Changes in Equity (As Restated)

(Unaudited)

Three Months Ended June 30, 2023

	Class A Common Stock		Class V Stock
(In thousands except shares)	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Non- Controlling Interests	Total Equity
Balance at March 31, 2023	96,002,855	$9	3,128,121,511	$313	$153,332	$(34,119)	$1,894,008	$2,013,543
Conversion of Warrants	130,802	—	—	—	50	—		50
Class A Issuances	36,102,190	4	(21,505,392)	(2)	22,949	—	(22,230)	721
Net loss	—	—	—	—	—	(8,220)	(202,609)	(210,829)
Balance at June 30, 2023	132,235,847	$13	3,106,616,119	$311	$176,331	$(42,339)	$1,669,169	$1,803,485

Three Months Ended June 30, 2022 (As Restated)

(In thousands)	Class A Common Stock		Class V Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Member’s Deficit	Accumulated Deficit	Non- Controlling Interests	Total Equity
					(As Restated)		(As Restated)	(As Restated)	(As Restated)
Balance at March 31, 2022	—	$—	—	$—	$—	$(169,749)	$—	$4,348	$(165,401)
Contributions prior to recapitalization transaction	—	—	—	—	—	15	—	—	15
Distributions prior to recapitalization transaction	—	—	—	—	—	(45)	—	—	(45)
Net loss prior to recapitalization transaction	—	—	—	—	—	(14,749)	—	—	(14,749)
Cumulative effect of recapitalization transaction	7,582,668	1	3,154,473,292	315	41,277	184,528	—	2,490,751	2,716,872
Opening net assets of Lionheart II Holdings, LLC acquired	—	—		—	—	—	(21,786)	—	(21,786)
Adjustment for value of derivative on temporary equity	—	—	—	—	9,003	—	—	—	9,003
Conversion of Warrants	7,202,022	1	—	—	13,835	—	—	(12,286)	1,550
Class A Issuances	51,266,339	5	—	—	62,675	—	—	(85,872)	(23,192)
Net loss	—	—	—	—	—	—	(1,880)	(36,421)	(38,301)
Balance at June 30, 2022	66,051,029	$7	3,154,473,292	$315	$126,790	$—	$(23,666)	$2,360,520	$2,463,966

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MSP RECOVERY, INC. and Subsidiaries

Condensed Consolidated Statements of Changes in Equity (As Restated)

(Unaudited)

Six Months Ended June 30, 2023

	Class A Common Stock		Class V Stock
(In thousands except shares)	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Non- Controlling Interests	Total Equity
Balance at December 31, 2022	74,605,284	$7	3,147,979,494	$315	$136,760	$(29,203)	$2,077,586	$2,185,465
Conversion of Warrants	234,954	—	—	—	386	—	(170)	216
Class A Issuances	57,395,609	6	(41,363,375)	(4)	39,185	—	(36,408)	2,779
Net loss	—	—	—	—	—	(13,136)	(371,839)	(384,975)
Balance at June 30, 2023	132,235,847	$13	3,106,616,119	$311	$176,331	$(42,339)	$1,669,169	$1,803,485

Six Months Ended June 30, 2022 (As Restated)

(In thousands)	Class A Common Stock		Class V Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Member’s Deficit	Accumulated Deficit	Non- Controlling Interests	Total Equity
					(As Restated)		(As Restated)	(As Restated)	(As Restated)
Balance at December 31, 2021	—	$—	—	$—	$—	$(155,756)	$—	$4,348	$(151,408)
Contributions prior to recapitalization transaction	—	—		—	—	15	—	—	15
Distributions prior to recapitalization transaction	—	—		—	—	(147)	—	—	(147)
Net loss prior to recapitalization transaction	—	—		—	—	(28,640)	—	—	(28,640)
Cumulative effect of recapitalization transaction	7,582,668	1	3,154,473,292	315	41,277	184,528	—	2,490,751	2,716,872
Opening net assets of Lionheart II Holdings, LLC acquired	—	—		—	—	—	(21,786)	—	(21,786)
Adjustment for value of derivative on temporary equity	—	—	—	—	9,003	—	—	—	9,003
Conversion of Warrants	7,202,022	1	—	—	13,835	—	—	(12,286)	1,550
Class A Issuances	51,266,339	5	—	—	62,675	—	—	(85,872)	(23,192)
Net loss	—	—	—	—	—	—	(1,880)	(36,421)	(38,301)
Balance at June 30, 2022	66,051,029	$7	3,154,473,292	$315	$126,790	$—	$(23,666)	$2,360,520	$2,463,966

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MSP RECOVERY, INC. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (As Restated)

(Unaudited)

	Six months ended June 30,
(In thousands)	2023	2022
		(As Restated)
Cash flows from operating activities:
Net loss (1)	$(384,975)	$(119,872)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	97	151
Claims amortization expense	234,473	41,708
Paid in kind interest (1)	115,996	34,744
Change in fair value of derivatives	158	9,003
Change in fair value of warrant liability	(4,058)	5,350
Mark to Market Gain on liability payable in stock	(3,625)
Share based compensation	—	20,055
Deferred income taxes	—	(531)
Allowance for credit losses	5,000	—
Gain on sale of intangibles	(4,599)	—
Change in operating assets and liabilities:
Accounts receivable	(3,415)	(918)
Affiliate receivable (1)	1,593	1,959
Affiliate payable (1)	—	(25,050)
Prepaid expenses and other assets (1)	8,547	(36,838)
Commission payable	257	10
Accounts payable and other current liabilities	9,950	9,317
Net cash used in operating activities	(24,601)	(60,912)
Cash flows from investing activities:
Additions to property, plant, and equipment	(1,377)	(315)
Purchases of intangible assets	(500)	(2,700)
Proceeds from sale of intangible assets	10,000	—
Net cash provided by (used in) investing activities	8,123	(3,015)
Cash flows from financing activities:
Proceeds from debt financing	15,000	—
Deferred financing costs	(250)	—
Debt issuance costs	(450)
Proceeds from related party loan (1)	4,950	125,759
Release of temporary equity	(11,420)	—
Proceeds from Business Combination	—	12,009
Transaction costs incurred for the Business Combination	—	(49,638)
Issuance of common stock	—	8,181
Issuance of temporary equity	—	2,417
Net cash provided by financing activities	7,830	98,728
(Decrease) increase in cash and cash equivalents and restricted cash	(8,648)	34,801
Cash and cash equivalents and restricted cash at beginning of year	15,081	1,664
Cash and cash equivalents and restricted cash at end of period	$6,433	$36,465

Supplemental cash flow information:

Supplemental disclosure of non-cash investing and financing activities:
Sale of intangible assets	$30,987	$—
Purchase of intangible asset financed by note payable	250,000	—
Release of temporary equity	1,807	—
Original issue discount	10,000	—
Purchase of intangible asset through issuance of Class A common stock	—	10,000
Payment of professional fees through issuance of Class A common stock	845	611
Transaction costs incurred included in accounts payable and accrued liabilities	—	29,692

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

Legacy MSP was organized in 2014 as a Medicaid and Medicare Secondary Payer Act recovery specialist. The Company utilizes its proprietary internal data analytics platform to review health Claims assigned by secondary payers such as health plans, management service organizations, providers of medical services and independent physicians associations. This platform allows the Company to identify Claims cost recovery rights with potential recovery paths where Claims either should not have been paid by the secondary payers or should have been reimbursed by third-party entities.

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

LifeWallet

As of June 30, 2023, the Company’s investment related to LifeWallet included in the condensed consolidated statement of operations was limited to activity and expenses incurred during the six months ended June 30, 2023, which amounted to $3.0 million.

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

On January 6, 2023, the Company entered into a Company Common Stock Purchase Agreement (the “Yorkville Purchase Agreement”) with YA II PN, Ltd., a Cayman Island exempted company (“Yorkville”), which replaced the CF Agreement noted above. Pursuant to the Yorkville Purchase Agreement, the Company has the right to sell to Yorkville from time to time at its option up to $1 billion in shares of the Company’s Class A Common Stock, subject to the terms, conditions and limitations set forth in the Yorkville Purchase Agreement. Sales of the shares of the Class A Common Stock to Yorkville under the Yorkville Purchase Agreement, and the timing of any such sales, will be determined by the Company from time to time in its sole discretion and will depend on a variety of factors, including, among other things, market conditions, the trading price of the Class A Common Stock, as well as determinations by the Company about the use of proceeds of such stock sales. The net proceeds from any such sales under the Yorkville Purchase Agreement will depend on the frequency with, and the price at, which the shares of Class A Common Stock are sold to Yorkville. Upon the initial satisfaction of the conditions to Yorkville’s obligation to purchase shares of Class A Common Stock set forth under the Yorkville Purchase Agreement (the “Commencement”), including that a registration statement registering the resale by Yorkville of the shares of Class A Common Stock under the Securities Act, purchased pursuant to the Yorkville Purchase Agreement (the “Resale Registration Statement”) is declared effective by the SEC and a final prospectus relating thereto is filed with the SEC, the Company will have the right, but not the obligation, from time to time, at its sole discretion and on the terms and subject to the limitations contained in the Yorkville Purchase Agreement, until no later than the first day of the month following the 36 month anniversary of the date that the Resale Registration Statement is declared effective, to direct Yorkville to purchase a number of shares of Common Stock, in an amount not to exceed 33% of the total trading volume during the applicable purchase period and not to exceed a total beneficial ownership for Yorkville of 4.99% of outstanding voting shares, by delivering written notice to Yorkville prior to the commencement of trading on any trading day. The purchase price of the Class A Common Stock that the Company elects to sell to Yorkville pursuant to the Yorkville Purchase Agreement will be 98% of the volume-weighted average price (“VWAP”) of the stock during the applicable purchase date on which the Company has timely delivered a written notice to Yorkville, directing it to purchase common stock under the Yorkville Purchase Agreement.

MSP RECOVERY, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In connection with the Yorkville Purchase Agreement, the CF Agreement has been terminated.

Liquidity

As an early-stage growth company, the Company has incurred substantial net losses since inception. As of June 30, 2023, the Company had unrestricted cash and cash equivalents totaling $6.4 million. The Company has incurred recurring losses and negative cash flows since inception and has an accumulated deficit of $42.3 million as of June 30, 2023. For the six months ended June 30, 2023, the Company used approximately $24.6 million of cash in operations. The Company’s liquidity will depend on the ability to generate substantial Claims recovery income and Claims recovery services income in the near future, the timing of which is uncertain, as well as its ability to secure funding from capital sources. The Company’s principal liquidity needs have been capital expenditures, working capital, debt service and Claims financing obligations.

The Company anticipates sources of liquidity to include the Working Capital Credit Facility as disclosed in Note 10, Claims Financing Obligations and Notes Payable. The Company anticipates having funding through the Working Capital Credit Facility and has taken several actions to address liquidity concerns, including:

1.
On March 29, 2023, the Company entered into the Working Capital Credit Facility consisting of commitments to fund up to $48 million in proceeds. See summary in “Hazel Transactions” in Note 10, Claims Financing Obligations and Notes Payable.
2.
On April 12, 2023, the Company entered into the Virage MTA Amendment, which extended the due date for the payment obligations to Virage to September 30, 2024. See summary in Note 10, Claims Financing Obligations and Notes Payable.
3.
On April 12, 2023, the Company entered into an amended and restated promissory note with Nomura, which extended the due date to September 30, 2024. See summary in Note 4, Asset Acquisitions.
4.
Given the uncertainty with regard to the timing and amount of claims recovery income, management implemented a reduction of operating costs in 2023 through the reduction or elimination of certain controllable expenses particularly within the budgeted costs to expand and develop new solutions through LifeWallet platform, advertising expenses and non-contingent legal fees. The Company anticipates that the reductions would contribute approximately $19.7 million in savings to operating expenses over the next twelve months.

The Company has concluded that such actions alleviate the substantial doubt about the Company’s ability to continue as a going concern beyond one year from the date these financial statements are issued.

Notice of Non-Compliance with Nasdaq Listing Requirements

On April 24, 2023, the Company was notified by Nasdaq that the Company was not in compliance with Nasdaq Listing Rule 5250(c)(1) as a result of not having timely filed its 2022 Form 10-K. The Company was also deemed non-compliant with Nasdaq’s Bid Price Requirement as the closing bid price for the Company’s Class A common stock had fallen below $1.00 per share for 30 consecutive business days (March 13, 2023 through April 23, 2023). Pursuant to Nasdaq Marketplace Rule 5810(c)(3)(A), the Company has been provided with a compliance cure period of 180 calendar days, or until October 23, 2023, to regain compliance with the Bid Price Requirement. On July 27, 2023, the Company filed its 2022 Form 10-K; the Company is currently evaluating various courses of action to regain compliance with the Bid Price Requirement, including implementing a reverse stock split.

On May 24, 2023, the Company was notified by Nasdaq that it was not in compliance with the requirements of Nasdaq Listing Rule 5250(c) as a result of not having timely filed this Form 10-Q for the period ended March 31, 2023 with the SEC. On August 7, 2023, Nasdaq granted the Company an extension until August 30, 2023 to file its Quarterly Reports on Form 10-Q for the quarters ending March 31, 2023 and June 30, 2023. On August 17, 2023, the Company filed its Quarterly Report on Form 10-Q for the period ending March 31, 2023.

On August 16, 2023, the Company was notified by Nasdaq that it was not in compliance with the requirement of Nasdaq Listing Rule 5250(c)(1) as a result of not having timely filed its Form 10-Q for the period ended June 30, 2023 with the SEC. The Company has until August 31, 2023 to submit an update to its original plan to regain compliance.

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

Correction of Previously Reported Interim Condensed Consolidated Quarterly Financial Statement

The interim condensed consolidated financial statements include corrections to the three and six months ended June 30, 2022, respectively, which were presented in Note 18 to the audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2022, in the Company’s fiscal year 2022 Form 10-K filed on July 27, 2023. This restatement corrected errors in the accounting for the indemnification asset, various intangible assets and rights to cash flows, and consolidation of an entity in connection with our business combination.

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

MSP RECOVERY, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

As a result of these errors, the Company determined that the valuation of the asset acquisitions and impacts of consolidating the Series were misstated in the Company's financial statements for the periods ending June 30 and September 30, 2022. In the following tables, the Company has presented a reconciliation of its unaudited condensed consolidated financial information as originally reported, to the as restated amounts as of and for the three and six months ended June 30, 2022.

The table below sets forth the unaudited condensed consolidated balance sheet information, including the balances as reported, adjustments and the balances as restated. Note that only amounts that have changed have been disclosed:

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

The table below sets forth the unaudited condensed consolidated statements of operations, including the balances as reported, adjustments and the as restated balances. Note that only amounts that have changed have been disclosed:

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

The table below sets forth the unaudited condensed consolidated statements of changes in equity, including balances as reported, adjustments and balances as restated amounts. Note that only amounts that have changed have been disclosed:

	For the reporting period June 30, 2022
	As Previously Reported				Restatement Adjustments				As Restated
(In thousands except shares)	Additional Paid-in Capital	Accumulated Deficit	Non- Controlling Interests	Total Equity	Additional Paid-in Capital	Accumulated Deficit	Non- Controlling Interests	Total Equity	Additional Paid-in Capital	Accumulated Deficit	Non- Controlling Interests	Total Equity
Balance at December 31, 2021	$—	$—	$4,348	$(151,408)					$—	$—	$4,348	$(151,408)
Contributions prior to recapitalization transaction	—	—	—	15					—	—	—	15
Distributions prior to recapitalization transaction	—	—	—	(147)					—	—	—	(147)
Net loss prior to recapitalization transaction	—	—	—	(28,640)					—	—	—	(28,640)
Cumulative effect of recapitalization transaction	48,773	—	5,406,736	5,640,353	(7,496)		(2,915,985)	(2,923,481)	41,277	—	2,490,751	2,716,872
Opening net assets of Lionheart II Holdings, LLC acquired	—	(21,786)	—	(21,786)					—	(21,786)	—	(21,786)
Adjustment for value of derivative on temporary equity	9,003	—	—	9,003					9,003	—	—	9,003
Conversion of Warrants	20,462	—	(12,287)	8,177	(6,627)			(6,627)	13,835	—	(12,286)	1,550
Class A Issuances	109,031	—	(85,872)	23,164	(46,356)			(46,356)	62,675	—	(85,872)	(23,192)
Net loss	—	(1,288)	(61,088)	(62,376)		(592)	24,668	24,075	—	(1,880)	(36,421)	(38,301)
Balance at June 30, 2022	$187,269	$(23,074)	$5,251,837	$5,416,354	$(60,479)	$(592)	$(2,891,317)	$(2,952,388)	$126,790	$(23,666)	$2,360,520	$2,463,966

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

Non-controlling Interests

As part of the Business Combination and described in Note 3, Business Combination, the Company became the managing member of MSP Recovery, which is consolidated as the Company controls the operating decisions of MSP Recovery. The non-controlling interest relates to the Up-C Units that are convertible into Class A Common Stock of the Company at the discretion of the holder of the Up-C Unit. The Up-C Unit holders retained approximately 99.76% of the economic ownership percentage of the Company as of the Closing Date. The non-controlling interest is classified as permanent equity within the condensed consolidated balance sheet of the Company. As of June 30, 2023, based on the Class A common stock issuances during the period, the non-controlling interest of Class V Common Stock shareholders was 95.9%.

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

Claims Recovery Service Income

For the three and six months ended June 30, 2023 and 2022, the majority of the Company’s Claims recovery service income was related to a servicing agreements with VRM MSP and MSP RH Series 01. As part of the Business Combination, the Company acquired rights to cash flows in the assets, after certain required returns to VRM MSP, that had been part of the servicing agreement. As part of this acquisition, the Company no longer receives service income from this agreement and consolidates the entity in which the Company acquired rights to cash flow in the assets as outlined in Note 4, Asset Acquisitions.

In connection with the Hazel transactions discussed in Note 4, Asset Acquisitions, the Company terminated its service agreement with MSP Recovery RH Series 01, an affiliate of Hazel.

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

As a result of the closing of the Business Combination (the “Closing”), the Company is organized in an “Up-C” structure in which all of the business of Legacy MSP and its subsidiaries is held directly or indirectly by the Company, the Company is the managing member and consolidates Legacy MSP. The Company owns all of the voting economic Class A Units and the Members and their designees own all of the non-voting economic Class B Units in accordance with the terms of the first amended and restated limited liability company agreement of the Company. Each Up-C Unit may be exchanged for either, at the Company’s option, (a) cash or (b) one share of Class A Common Stock, subject to the provisions set forth in the LLC Agreement. The aggregate consideration paid to the Members (or their designees) at the Closing consisted of (i) 3,250,000,000 Units and (ii) rights to receive payments under the Tax Receivable Agreement, discussed in detail above. Of the 3,250,000,000 Units, 3,154,473,292 Units were issued in connection with the Closing and 95,526,708 Units were designated to the Company and Opco for cancellation (“Canceled Units”). Since the Closing, the Company has issued 50,022,000 Up-C Units to certain designated persons and intends to further issue shares of Class A Common Stock in respect of transaction-related bonuses or certain other designated persons, which together with the 50,022,000 Up-C Units would be equivalent in number to the Canceled Units.

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

The Company received net proceeds in the business combination transaction of approximately $23.4 million, which includes the restricted cash received as part of FEF shares as defined in Note 15, Derivative Liability. The Company incurred direct and incremental costs of approximately $79.2 million related to the Business Combination, which consisted primarily of investment banking, legal, accounting and other professional fees. These transaction-related costs were recorded as a reduction of additional paid-in capital in the condensed consolidated balance sheets. During the six months ended June 30, 2023, the Company and CF agreed to terminate their OTC Equity Prepaid Forward Transaction. As a result of this termination, the restricted cash received as part of FEF shares amounting to $11.4 million was released and paid to Cantor.

Warrants

As part of the Business Combination transaction, the Company assumed the liability related to the LCAP public warrants (“Public Warrants”) of $12.5 million. Pursuant to the terms of the Existing Warrant Agreement, and after giving effect to the issuance of the New Warrants, as defined below, the exercise price of the Public Warrants decreased to $0.0001 per share of Class A Common Stock. During the period from the Closing Date to June 30, 2023, approximately 8.7 million warrants of the original 11.8 million warrants have been exercised and the fair value of the remaining warrants decreased resulting in other income for the three and six months ended June 30, 2023 and 2022. Following anti-dilution adjustments made in connection with the Business Combination, the Public Warrants have an exercise price of $0.0001 per share, which have become exercisable as of 10 days after closing of the Business Combination, on a cashless basis.

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

MSP RECOVERY, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Tax Receivable Agreement

In connection with the Business Combination, the Company also entered into a Tax Receivable Agreement (the “TRA”). Pursuant to the TRA, the Company is required to pay the sellers 85% of the amount of tax benefits that the Company actually realizes as a result of (i) the Company’s direct and indirect allocable share of existing tax basis acquired in the Business Combination, (ii) increases in the Company’s allocable share of existing tax basis and tax basis adjustments that will increase the tax basis of the tangible and intangible assets of the Company as a result of the Business Combination and as a result of sales or exchanges of Up-C Units for cash or shares of Class A Common Stock, and (iii) certain other tax benefits related to entering into the Tax Receivable Agreement, including tax benefits attributable to payments under the Tax Receivable Agreement. During the three months ended June 30, 2023, 41,363,375 of Class V units were exchanged for Class A common stock of the Company. The Company receives an increase in its share of the tax basis in the net assets of MSP Recovery, LLC due to the interests being redeemed. The Company has assessed the realizability of the net deferred tax assets and in that analysis has considered the relevant positive and negative evidence available to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The Company has recorded a full valuation allowance against the deferred tax assets as of June 30, 2023, which will be maintained until there is sufficient evidence to support the reversal of all or some portion of these allowances. As the tax benefits associated with the TRA have not been recognized, based on estimates of future taxable income, the Company has concluded it is not probable to recognize any tax receivable agreement liability. If the valuation allowance recorded against the deferred tax assets is released in a future period, the Tax Receivable Agreement liability may be considered probable at that time and recorded within earnings.

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

Nomura Promissory Note

On May 27, 2022, the Company issued an unsecured promissory note to Nomura in a principal amount of approximately $24.5 million related to advisory fees and deferred underwriting fees and expenses that became due and payable by the Company to Nomura, in connection with the consummation of the Business Combination. On April 12, 2023, the Company amended the promissory note, increasing the principal amount to approximately $26.3 million and extending the maturity date of the promissory note to September 30, 2024. The amended note carries an interest rate of 16% per annum and is payable in kind or in cash, at the Company’s discretion, every 30 calendar days after April 12, 2023. Upon two days prior written notice to Nomura, the Company may prepay all or any portion of the then outstanding principal amount under the promissory note together with all accrued and unpaid interest thereon. The balance of the unsecured promissory note and related interest are included within Claims financing obligations and notes payable in the condensed consolidated balance sheet. Refer to Note 10, Claims Financing Obligations and Notes Payable.

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

In connection with such transaction the Company agreed to pay Virage an amount equal to the contributions by Virage to VRM MSP plus an annual rate of return of 20% (the “VRM Full Return”). Pursuant to the terms of the agreement with Virage, such amount is payable exclusively by any of the following means (or any combination thereof): (a) the Proceeds, (b) a sale of certain reserved shares of Messrs. John Ruiz and Frank Quesada, and the delivery of the resulting net cash proceeds thereof to VRM, or (c) a sale of shares by the Company and delivery of the net cash proceeds thereof to VRM. The amount of the VRM Full Return was $862.2 million as of June 30, 2023.

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

As a part of the Virage MTA Amendment, on January 1, 2024, the Company will be required to make a one-time, lump sum payment to Virage for the period starting May 24, 2023 and ending December 31, 2023, in one or a combination of: (a) cash, in an amount equal to 1.0% of each calendar month-end balance (which month-end balance shall be increased daily up to 20% per annum based on a formula set forth in the Virage MTA Amendment) of the amount owing to Virage as of each preceding calendar month end and/or (b) warrants to purchase Class A common stock at $0.0001 per share, in an amount equal to the quotient of 1.0% of each calendar month-end balance (which month-end balance shall be increased daily up to 20% per annum based on a formula set forth in the Virage MTA Amendment) of the amount owing to Virage as of each preceding calendar month end and the volume weighted average price of a share of our Class A common stock for the five day period prior to the issuance. If paid in warrants, such warrants will expire on January 1, 2026.

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

MSP RECOVERY, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Virage warrant, if issued will be recorded at fair value on or after January 1, 2024. The Company recorded interest expense related to Virage MTA Amendment as of June 30, 2023 of $17.1 million. The accrued interest expense related to the Virage MTA Amendment is reflected in Interest Payable on the condensed consolidated Balance Sheet as of June 30, 2023.

Hazel Transactions

Claims Transactions and Purchase Money Loan

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

Series PMPI is a series of MAO-MSO Recovery II LLC. The Company exercises significant influence over the operating and financial activities of Series PMPI, but does not exercise control of the entity. In accordance with Series PMPI’s operating agreement, the controlling member is entitled to a preferred return of 20% per annum (the “Preferred Return”). Once the Preferred Return has been met, the controlling member is entitled to 50% of claims recoveries by PMPI. The noncontrolling member is allocated 100% of the costs of PMPI. Since the Preferred Return exceeds the total members’ equity of PMPI as of both June 30, 2023 and December 31, 2022, the value of the equity method investment in the condensed consolidated balance sheet is $0.

The MAO-MSO entities are Delaware limited liability companies formed as master series entities whose central operations are to form other series legal entities that will hold and pursue claims recovery rights. The MAO-MSO entities are not designed to hold or pursue claims recoveries themselves. The Company holds a 50% economic interest in both entities, and has significant influence through its equity investment, but does not control either entity. As equity method investments, the Company recognizes its proportionate share of net earnings or losses as equity earnings in Other income. The activity of these entities has been insignificant for the three and six months ended June 30, 2023 and 2022. Since the Company did not make a contribution to the MAO-MSO entities and the entities have recorded losses, the value of the equity method investment in the condensed consolidated balance sheets is $0 as of both June 30, 2023 and December 31, 2022.

MSP RECOVERY, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Summary financial information for equity accounted investees, not adjusted for the percentage ownership of the Company is as follows:

	For the three months ended June 30,
Series PMPI (in thousands)	2023	2022
Revenue	-	-
Amortization	500	500
Other expenses	-	-
Profit (Loss)	(500)	(500)

Series PMPI (in thousands)	June 30, 2023	December 31, 2022
Total Assets	$2,390	3,341
Total Liabilities	$317	274

Note 6. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of the following:

	June 30,	December 31,
(In thousands)	2023	2022
Office and computer equipment	$434	$430
Leasehold improvements	113	113
Internally developed software	5,423	4,050
Other software	67	68
Property, plant and equipment, gross	$6,037	$4,661
Less: accumulated depreciation and amortization of software	(1,325)	(1,229)
Property, plant and equipment, net	$4,712	$3,432

For the three and six months ended June 30, 2023 and 2022, depreciation expense and amortization expense was $88 thousand and $97 thousand, respectively, and $72 thousand and $151 thousand, respectively.

Note 7. INTANGIBLE ASSETS, NET

The Company holds CCRAs held by Series MRCS, which were acquired through the issuance of equity as part of the Business Combination in 2022. In addition, during the three and six months ended June 30, 2023, the Company acquired additional CCRAs. These assets are held at cost and treated as a finite intangible asset with a useful life of 8 years.

Intangible assets, net consists of the following:

(in thousands)	June 30, 2023	December 31, 2022
Intangible assets, gross	$3,872,156	$3,630,823
Accumulated amortization	(497,541)	(267,667)
Net	$3,374,615	$3,363,156

During the three and six months ended June 30, 2023, the Company purchased $0.1 million and $286.9 million, respectively, of CCRAs included in Intangible Assets, net, of which $285.5 was through the Hazel transaction (See Note 4, Asset Acquisitions), $0.8 million was through a Class A Common Stock issuance completed in July 2023, which is recorded within other current liabilities in the condensed consolidated balance sheet as of June 30, 2023, and $0.5 million was paid in cash during the six months ended June 30, 2023.

For the three and six months ended June 30, 2023 and, as restated for the three and six months 2022, claims amortization expense was $121.0 million and $234.5 million, respectively, and $39.0 million and $41.7 million, respectively.

Future amortization for CCRAs, for the remainder of 2023 and thereafter is expected to be as follows:

(in thousands)	CCRAs Amortization
2023	242,010
2024	483,947
2025	483,894
2026	483,894
2027	483,894
Thereafter	1,196,976
Total	$3,374,615

There were no impairment indicators in the six months ended June 30, 2023 and 2022 related to the intangible assets.

MSP RECOVERY, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table presents the changes in the Company’s intangibles assets for six months ended June 30, 2023:

(in thousands)	Intangible Assets
Balance as of December 31, 2022	$3,363,156
Acquisitions of CCRAs	286,829
Amortization expense	(234,473)
Sale of CCRAs	(40,897)
Total	$3,374,615

Note 8. SHORT TERM LEASES

The Company leases office space under a non-cancellable operating lease expiring November 2023. In addition, the Company rents an office space from the Law Firm, which is on a month-to-month basis and therefore is not included in the future minimum lease payments below. Rent expense for the three and six months ended June 30, 2023 and 2022 was $0.3 million and $0.6 million, respectively, and $0.2 million and $0.4 million, respectively.

The future minimum lease payments under non-cancellable operating leases as of June 30, 2023 for the next five years and thereafter are as follows:

(In thousands)	Lease Payments
Year Ending December 31,
2023	$54
Total	$54

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

Total assets and liabilities included in its condensed consolidated balance sheets for these VIEs were $2.4 billion and $0.4 million, respectively, at June 30, 2023 and $2.3 billion and $0.4 million, respectively, at December 31, 2022. The assets at June 30, 2023 and December 31, 2022 include the Intangible Assets, net included in the Series of $2.4 billion and $2.3 billion, respectively.

Investments in Unconsolidated Variable Interest Entities

The Company is involved with VIEs in which it has investments in equity but does not consolidate because it does not have the power to direct the activities that most significantly impact their economic performance and thus is not considered the primary beneficiary of the entities. Those VIEs are reflected as equity method investments.

Total assets and liabilities for these VIEs were $2.4 million and $1.0 million, respectively, at June 30, 2023 and $3.4 million and $0.3 million, respectively, at December 31, 2022.

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

MSP RECOVERY, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 10. CLAIMS FINANCING OBLIGATIONS AND NOTES PAYABLE

Based on claims financing obligations and notes payable agreements, as of June 30, 2023 and December 31, 2022, the present value of amounts owed under these obligations were $494.5 million and $198.5 million, respectively, including capitalized interest. The weighted average interest rate is 14.3% based on the current book value of $494.5 million with rates that range from 2% to 20%. The Company is expected to repay these obligations from cash flows from claim recovery income or potentially for the renegotiated debt through class A common stock issuances.

As of June 30, 2023, the minimum required payments on these agreements are $646.8 million. Certain of these agreements have priority of payment regarding any proceeds until full payment of the balance due is satisfied. The maturity of the commitments range from the date sufficient claims recoveries are received to cover the required return or in some cases by 2031.

Brickell Key Investment Amendment

In 2015, the Company entered into a Claims Proceeds Investment Agreement (“CPIA”), as amended, with Brickell Key Investments LP (the “Holder”). Pursuant to the CPIA, as amended, the Company grants to the Holder the right to purchase Class A common shares in the Company (the “Class A Shares”) up to a maximum amount of 66,666,666 (the “Amount”) for a purchase price equal to $6,666.67 ($0.0001 per Class A Share), and is payable in cash. This Warrant (the “Warrant”) will expire at 5:00 p.m. (Eastern Time), on September 30, 2027 and may be exercised in whole or in part by Holder at any time prior to such date. In exchange for the Company issuing the Warrant, the amounts owed to the Holder pursuant to CPIA are amended to equal $80 million. The Holder has the right to receive the $80 million owed through proceeds as outlined in the CPIA, cash paid by the Company or monetization of the Warrant (through the sale of the Warrant or sale of the underlying Class A Shares). If the Holder monetizes the Warrant, the amount owed will be reduced at a measure of $1.20 per Class A Share. In connection with the Amendment and Warrant Agreement, the Holder also executed a Stock Pledge Agreement (the “Pledge Agreement”) with MSP Founders, John H. Ruiz and Frank Quesada (the “Founders”). As part of the Pledge Agreement, the Founders agreed to pledge 50 million shares to secure payment of the original principal amount of the CPIA. In addition, the Pledge Agreement provides the right to repurchase the Warrant from the Holder on or before June 30, 2023. The Founders entered into an agreement with the Company where this repurchase right has been assigned to the Company (the “Side Agreement”). As the Company has, at its option, the ability to pay its obligation through cash proceeds or through monetization of the Warrants, the $80.0 million of amounts owed as of June 30, 2023 was included as Claims financing obligation and notes payable on the condensed consolidated balance sheet.

The Founders did not exercise the option to repurchase the Warrants on or before June 30, 2023. The Company recognized the Warrants at fair value, which considering the price of the Company’s common stock was below $1.20 as of June 30, 2023, it was determined to be zero.

Hazel Working Capital Credit Facility and Hazel Purchase Money Loan

On March 29, 2023, the Company entered into an Amended and Restated Credit Agreement (the “Working Capital Credit Facility”) with Hazel Partners Holdings LLC (“HPH”), an affiliate of Hazel, as the lender and administrative agent, which provides for up to $80 million (with a 40% original issue discount), consisting of a Term Loan A commitment to fund up to $30 million (in multiple installments) in proceeds, and a Term Loan B Commitment to fund up to $18 million (in multiple installments) in proceeds, the funding of each conditioned on certain milestones. An initial $10 million in proceeds was drawn under the Term Loan A on March 6, 2023. On March 29, 2023, an additional $5 million was disbursed to the Company under the Term Loan A. On May 11, 2023 and June 13, 2023, HPH notified us that it would not disburse additional funds under the Working Capital Credit Facility until the Company satisfied certain funding conditions, including the filing of Annual Report on Form 10-K, which was filed on July 27, 2023. The parties subsequently agreed that $5.5 million would be funded under Term Loan A in accordance with the terms of the Working Capital Credit Facility subsequent to the filing of the 2022 Form 10-K and receipt of funding notices, deeming funding conditions satisfied or waived. Following such funding, the Term Loan A commitment would be terminated, with total funding of $20.5 million. In addition, the parties agreed to increase the Term Loan B commitment from $18 million to $27.5 million, after giving effect to the original issue discount on the Working Capital Credit Facility and which will be funded in multiple installments and in accordance with the terms of the Working Capital Credit Facility. Funding will be at a rate of $2.25 million per month until December 2023, and thereafter at $1.75 million per month, subject to potential further reductions in the case of certain agreed cost savings and funds availability.

On August 4, 2023, the Company received from HPH funding amounting to $5.5 million from Term Loan A and $2.3 million installment under Term Loan B. On August 30, 2023, the Company received an additional $2.3 million installment under Term Loan B.

In addition, as discussed in Note 4, Asset Acquisitions, the Company on March 29, 2023 entered into the Purchase Money Loan with Hazel in the amount of $250.0 million.

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

The Company is permitted to prepay the loans under the Working Capital Credit Facility from time to time without prepayment premium. Prepayment of the Purchase Money Loan will be permitted after the prepayment or repayment of loans under the Working Capital Credit Facility, and such prepayment of the Purchase Money Loan may be subject to prepayment penalty, as applicable.

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

Amended and Restated Nomura Promissory Note

On April 12, 2023, the Company amended the promissory note to Nomura originally issued on May 27, 2022, which amendment increased the principal amount to approximately $26.3 million and extended the maturity date of the promissory note to September 30, 2024. The note will become current after September 30, 2023, and the Company does not currently have available liquidity to satisfy said obligation. The amended note carries an interest rate of 16% per annum and is payable in kind or in cash, at the Company’s discretion, every 30 calendar days after April 12, 2023. Upon two days prior written notice to Nomura, the Company may prepay all or any portion of the then outstanding principal amount under the promissory note together with all accrued and unpaid interest thereon.

Note 11. NONCONTROLLING INTEREST

The non-controlling interest balance primarily represents the Up-C Units of the Company held by the Members. The following table summarizes the ownership of Units in the Company as of June 30, 2023:

	Common Units	Ownership Percentage
Ownership of Class A Common Units	132,235,847	4.08%
Ownership of Class V Common Units	3,106,616,119	95.9%
Balance at end of period	3,238,851,966	100.0%

The non-controlling interest holders have the right to exchange Up-C Units, at the Company’s option, for (i) cash or (ii) one share of Class A Common Stock, subject to the provisions set forth in the LLC Agreement. As such, future exchanges of Up-C Units by non-controlling interest holders will result in a change in ownership and reduce or increase the amount recorded as non-controlling interest and increase or decrease additional paid-in-capital or retained earnings when the Company has positive or negative net assets, respectively. As of June 30, 2023, 61.4 million Up-C Units have been exchanged into Class A shares. In addition, 13.5 million new Up-C Units were issued during the three months ended June 30, 2023.

In addition to the non-controlling interest related to Up-C Units, the Company also has non-controlling interests related to MAO-MSO Recovery LLC Series FHCP (“FHCP”), which is a non-wholly owned subsidiary of MSP Recovery, LLC. In accordance with FHCP’s operating agreement, the noncontrolling member is entitled to a preferred return of 20% per annum (the “Preferred Return”). Once the Preferred Return has been met, the noncontrolling member is entitled to 80% of claims recoveries by FHCP. The controlling member is allocated 100% of the costs of FHCP. Since the Preferred Return exceeds the total members’ equity of FHCP as of both June 30, 2023 and December 31, 2022, the non-controlling interest also includes $4.3 million representing the entire members’ equity of FHCP.

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

In addition, on March 10, 2023, the Company received a subpoena from the U.S. Attorney’s Office in connection with a grand jury investigation in the U.S. District Court for the Southern District of Florida requesting certain information concerning the Company. To the best of the Company’s knowledge, the Department of Justice has not issued any target letters to anyone associated with the Company as a result of this investigation. (The United States Attorney’s Manual states that a “target” is a person as to whom the prosecutor or the grand jury has substantial evidence linking him or her to the commission of a crime and who, in the judgment of the prosecutor, is a putative defendant.)

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

On August 16, 2023, the Company received an additional subpoena from the SEC regarding certain funding sources of the Company prior to the Business Combination, as well as various statements and disclosures by the Company in connection with and following the Business Combination. The Company intends to fully cooperate with the SEC in responding to the subpoena.

Cano Health

On August 10, 2023, the Company sued Cano Health, LLC (“Cano”) in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida for declaratory relief and anticipatory breach of the CCRA, Purchase Agreement, and a Services Agreement (collectively, the “Cano Agreements”) between the parties. On the following day, Cano sued the Company in the same court, alleging fraud in the inducement, breach of contract, tortious interference, and unjust enrichment relating to the Cano Agreements. While it is inherently difficult to predict the eventual outcomes of pending actions, the Company denies all liability alleged by Cano and intends to defend the litigation vigorously.

MSP RECOVERY, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 13. RELATED PARTY TRANSACTIONS

Loans from related parties

During the year ended December 31, 2022, the Company issued an unsecured promissory note in an aggregate principal amount of $112.8 million (the “Promissory Note”) to John H. Ruiz and Frank C. Quesada, the Company’s Chief Executive Officer and director and Chief Legal Officer and director, respectively (collectively, the “MSP Principals”), in exchange for the MSP Principals agreeing to provide cash to pay transaction costs related to the Merger, pay down affiliate payable balances, and provide operating cash to the Company. In addition to the amounts in the Promissory Note, at the merger date with LCAP, the MSP Principals contributed $13.0 million through funds that had been loaned to VRM MSP to cover related service fees. The Promissory Note as well as the amount contributed at the merger date bears interest at an annual rate of 4%, payable in kind, and will mature on the four-year anniversary of the issuance. The Promissory Note is payable by the Company at any time, without prepayment penalties, fees, or other expenses. During the three and six months ended June 30, 2023, the Company recorded $1.3 million and $2.6 million, respectively, on interest expense related to the Promissory Note.

A portion of the proceeds under the Promissory Note in an amount equal to $36.5 million was advanced to the Law Firm, an affiliate of certain Members, for certain operating expenses as contemplated by the Legal Services Agreement. This amount is reflected in prepaid expenses and other current assets within the condensed consolidated balance sheets and had a balance of $18.0 million as of June 30, 2023. The payments of Law Firm expenses are reflected in Professional fees – legal within the condensed consolidated statement of operations. The payments are expensed as incurred as the Company does not have recourse to these amounts, but if the Law Firm earns fees under the legal service agreements (the “Existing LSAs”) noted below, the Company would not be obligated to pay these costs until the amount of fees earned were in excess of the payments of Law Firm expenses and payments the Company has made to co-counsels. As of June 30, 2023, the Company has paid Law Firm expenses and co-counsel fees equal to $18.0 million in excess of the fees earned under the Existing LSAs. Therefore, the Company would not be required to pay or incur expenses through cost of Claims recoveries until the amount of fees earned were in excess of the amounts already paid. As of June 30, 2023, this represents prepayments that would cover recoveries of $90.0 million assuming the 40% fees on the half owned by the Company as fees are not incurred on the half owned by the assignors.

Legal Services – MSP Recovery Law Firm

Certain Company entities have previously entered into the Existing LSAs with the Law Firm, an affiliate of certain Members, for the recovery of Claims. Pursuant to the terms of the Existing LSAs, the Law Firm provides the Company with investigation, case management, research and legal services in the pursuit of recovery of Claims in exchange for a portion of the recovered proceeds relating to such Claims. The Existing LSAs also provide that the Law Firm serves as lead counsel or co-lead counsel for any litigation relating to such Claims. As of June 30, 2023 and December 31, 2022 there was no amount due, amount due as amounts paid through the prepaid noted above had covered amounts of existing LSAs due to the Law Firm for Claim recoveries. For the three and six months ended June 30, 2023, $4.7 million and $8.9 million, respectively, was included in Professional Fees–Legal, for expenses related to the Law Firm in the condensed consolidated statements of operations. The amounts were largely due to the payment of Law Firm expenses per the related party loan as noted above. For the three and six months ended June 30, 2022, $27.0 thousand and $31.0 thousand, respectively was included in Professional fees – legal for expenses related to the Law Firm in the condensed consolidated statements of operations. For the three and six months ended June 30, 2023 and 2022, no amounts were included cost of claims recoveries for expenses related to the Law Firm in the condensed consolidated statements of operations.

During the six months ended June 30, 2023, the Company issued an unsecured promissory note in an aggregate principal amount of $4.95 million to the Law Firm, to provide general operational funding. The aggregate unpaid principal amount of this promissory note is due 24 months from the date of the last advance from the Purchase Money Loan is made. This promissory note is payable by the Company at any time, without prepayment penalties, fees, or other expenses. The note does not carry any interest and can be repaid at any time or from time to time without a prepayment penalty.

The Law Firm may also collect and/or hold cash on behalf of the Company in the ordinary course of business. As of June 30, 2023 and December 31, 2022, $0.5 million and $2.1 million, respectively, was due from the Law Firm and included in the condensed consolidated balance sheets in Affiliate Receivable. In addition, the Company rents office space from the Law Firm as discussed in Note 8, Short Term Leases.

MSP Recovery Aviation, LLC

The Company may make payments related to operational expenses on behalf of its affiliate, MSP Recovery Aviation, LLC (“MSP Aviation”). The Company has made payments in the periods of the financial statements only related to specifically billed flights. As of both June 30, 2023 and December 31, 2022, $0.2 million was due from MSP Aviation and included in the condensed consolidated balance sheets in Affiliate Receivable. For the three and six months ended June 30, 2022, $0.2 million and $0.3 million, was included in General and Administrative expenses related to MSP Aviation in the condensed consolidated statements of operations. For the three and six months ended June 30, 2023 there were no expenses related to MSP Aviation included in the condensed consolidated statements of operations.

MSP RECOVERY, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Funds held for other entities

The Company may collect and/or hold cash on behalf of its affiliates in the ordinary course of business. As of both June 30, 2023 and December 31, 2022, $19.8 million and $19.8 million was due to affiliates of the Company and included in the condensed consolidated balance sheets in Affiliate Payable. These amounts were primarily due to Series MRCS, and will be repaid either through excess cash flows from operations or other financing. During the year ended December 31, 2022, the Company also entered into a note payable with Series MRCS as outlined in Note 7, Intangible Assets, Net. As of June 30, 2023 and December 31, 2022, the balance of the note payable was $0.5 million and included in the condensed consolidated balance sheets in Claims financing obligation and notes payable.

As of June 30, 2023 and December 31, 2022, there were additional receivables from other affiliates of $0.2 million and $0.1 million, respectively. These were included in the condensed consolidated balance sheets in Affiliate Receivable.

VRM

Historically, MSP Recovery has received Claims recovery service income for services provided to VRM MSP. The Company concluded that VRM MSP is a related party due to ownership interests in the entity held by Series MRCS LLC. During the three and six months ended June 30, 2022, $3.2 million and $10.6 million, respectively, of claims recovery service income was received from VRM MSP as part of the servicing agreement and was included in the condensed consolidated statements of operations. There was no Claims recovery service income for services provided to VRM MSP for the three and six months ended June 30, 2023.

For the three and six months ended June 30, 2023, the Company recorded $38.8 million and $91.4 million, respectively, for interest expense related to the VRM Full Return and Virage MTA Amendment. For the three months ended June 30, 2022, the Company recorded $13.4 million for interest expense related to the VRM Full Return. Prior the Business Combination, the Company had not guaranteed the VRM Full Return therefore no amount of interest was recorded by prior to Business Combination.

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

The following table sets forth the computation of basic and diluted earnings per share of Class A Common Stock:

(In thousands except shares and per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
		(As Restated)		(As Restated)
Numerator - basic and diluted:
Net loss	$(210,829)	$(105,981)	$(384,975)	$(119,872)
Less: Net loss attributable to MSP Recovery, LLC pre Business Combination	-	-	-	-
Less: Net loss attributable to the noncontrolling interest post Business Combination	202,609	$104,101	371,839	$117,992
Net loss attributable to common shareholders	$(8,220)	$(1,880)	$(13,136)	$(1,880)
Denominator - basic and diluted:
Weighted-average shares of Class A common stock outstanding - basic	123,564,802	13,607,255	106,183,727	13,607,255
Effect of dilutive securities:
Weighted-average shares of Class A common stock outstanding - dilutive	123,564,802	13,607,255	106,183,727	13,607,255
Earnings per share of Class A common stock - basic	$(0.07)	$(0.14)	$(0.12)	$(0.14)
Earnings per share of Class A common stock - diluted	$(0.07)	$(0.14)	$(0.12)	$(0.14)

Shares of the Company’s Class V Common Stock do not participate in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class V Common Stock under the two-class method has not been presented.

MSP RECOVERY, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In the calculation for earnings per share for the three and six months ended June 30, 2023, the Company excluded from the calculation of diluted earnings per share 3,106,616,119 shares of Class V Common Stock, 3,084,703 Public Warrants outstanding, 66,666,666 CPIA Warrants, and 1,028,046,326 shares of New Warrants outstanding because their effect would have been anti-dilutive.

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

At Closing of the Business Combination, the Company transferred from the Trust Account to an escrow account an amount equal to (a) the aggregate number of such Subject Shares (approximately 1.1 million shares), multiplied by (b) the per share redemption price for shares out of the Trust Account, as a prepayment to CF of the amount to be paid to CF in settlement of the OTC Equity Prepaid Forward Transaction for the number of shares owned by CF at the closing of the Business Combination (the “FEF Shares”). CF may sell the Subject Shares at its sole discretion in one or more transactions, publicly or privately. Any such sale shall constitute an optional early termination of the OTC Equity Prepaid Forward Transaction upon which (a) CF will receive from the escrow account an amount equal to the positive excess, if any, of (x) the product of the redemption price and the aggregate number of shares over (y) an amount equal to the proceeds received by CF in connection with sales of the shares, and (b) the Company will receive from the escrow account the amount set forth in (y) above.

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

As a result of the Fee Amendment Agreement and termination of the OTC Forward Transaction, as of June 30, 2023, the Company no longer has any restricted cash, Class A common stock subject to possible redemption or derivative liability in the condensed consolidated balance sheets.

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

On August 10, 2023, the Company sued Cano in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida for declaratory relief and anticipatory breach of the CCRA, Purchase Agreement, and a Service Agreement (collectively, the “Cano Agreements”) between the parties. On the following day, Cano sued the Company in the same court, alleging fraud in the inducement, breach of contract, tortious interference, and unjust enrichment relating to the Cano Agreements. The Company had outstanding a $5.0 million receivable from Cano, which the Company believes it will ultimately collect; however, due to Cano’s recent Quarterly Report on Form 10-Q filing which includes a substantial doubt about its ability to continue as a going concern, the Company established a reserve for the balance due under such receivable during the six months ended June 30, 2023.

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

Notice of Non-Compliance with Nasdaq Listing Requirements

On August 16, 2023, the Company was notified by Nasdaq that it was not in compliance with the requirement of Nasdaq Listing Rule 5250(c)(1) as a result of not having timely filed its Form 10-Q for the period ended June 30, 2023 with the SEC. The Company has until August 31, 2023 to submit an update to its original plan to regain compliance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MSP RECOVERY INC.’S MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information that MSP’s the Company’s management believes is relevant to an assessment and understanding of MSP’s the Company’s condensed consolidated results of operations and financial condition. The discussion should be read together with our 2022 Form 10-K for the year-ended December 31, 2022 and our condensed consolidated financial statements and the related notes and other information included elsewhere in this Quarterly Report on Form 10-Q (the “Q2-2023” or “Form 10-Q”). This discussion may contain forward-looking statements based upon MSP’s the Company’s current expectations, estimates and projections that involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements due to, among other considerations, the matters discussed under “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements.”

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

Our current Claims portfolio has scaled significantly. We are entitled to a portion of any recovery rights associated with approximately $1,602 billion in Billed Amount (and approximately $381 billion in Paid Amount), which contains approximately $91 billion in Paid Value of Potentially Recoverable Claims, as of June 30, 2023. We are typically entitled to 50% of recovery rights pursuant to our Claims Cost Recovery Agreements (“CCRA”) but in certain cases we have also purchased from our Assignors, from time to time, rights to 100% of the recovery. We believe it would take any competitor a long time to amass the portfolio of Claims rights currently owned by us due to, among things, the volume of our Claims data retained and strength of our data analytics, which we believe are key to attracting counterparties willing to assign Claims to us.

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

Chase to Pay

Over time, we plan to pivot the business to the “Chase to Pay” model. Chase to Pay is a real-time analytics driven platform that identifies the proper primary insurer at the point of care. Chase to Pay is intended to plug into the real-time medical utilization platforms used by providers at the points of care. Rather than allow an MAO to make a wrongful payment whereby we need to chase down the primary payer and collect a reimbursement for the MAO, Chase to Pay is intended to prevent the MAO from making a wrongful payment; instead redirecting payment obligations to the correct payer pays in the first instance. Furthermore, the primary payer typically will make payments at a higher multiple than the MAO would have paid, and MSP will be entitled to receive its portion of the recovery proceeds on the amounts paid by the primary payer.

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

We were a party to that certain Recovery Services Agreement (the “MSP RH Series 01 Recovery Services Agreement”), dated as of October 23, 2020, by and between MSP Recovery Holdings Series 01, LLC (“MSP RH Series 01”) and MSP Recovery, LLC, pursuant to which MSP Recovery will provide services including identifying, processing, prosecuting, and recovering money for certain Claims of MSP RH Series 01. In return for these services, MSP RH Series 01 paid a one-time fee of approximately $7.2 million and has agreed to pay annual service fees of approximately $3.0 million commencing January 1, 2021, subject to adjustment based on the aggregate value of Claims of MSP RH Series 01 that is subject to the MSP RH Series 01 Recovery Services Agreement. Subsequent to December 31, 2022, this service fee agreement was terminated in connection with the loan facility executed with HPH (as defined below). See Note 4, Asset Acquisitions to the condensed consolidated financial statements for additional detail.

The fees received pursuant to this agreement are related to expenses incurred and are not tied to the Billed Amount or potential recovery amounts. Although we believe our future business to be highly tied to the Recovery Model and Chase to Pay, we will continue to enter into these contracts as the market dictates.

Recent Updates

Notice of Non-Compliance with Nasdaq Listing Requirements

On April 24, 2023, the Company was notified by Nasdaq that the Company was not in compliance with Nasdaq Listing Rule 5250(c)(1) as a result of not having timely filed its 2022 Form 10-K. The Company was also deemed non-compliant with Nasdaq’s Bid Price Requirement as the closing bid price for the Company’s Class A common stock had fallen below $1.00 per share for 30 consecutive business days (March 13, 2023 through April 23, 2023). Pursuant to Nasdaq Marketplace Rule 5810(c)(3)(A), the Company has been provided with a compliance cure period of 180 calendar days, or until October 23, 2023, to regain compliance with the Bid Price Requirement. On July 27, 2023, the Company filed its 2022 Form 10-K; the Company is currently evaluating various courses of action to regain compliance with the Bid Price Requirement, including implementing a reverse stock split.

On May 24, 2023, the Company was notified by Nasdaq that it was not in compliance with the requirements of Nasdaq Listing Rule 5250(c) as a result of not having timely filed this Form 10-Q for the period ended March 31, 2023 with the SEC. On August 7, 2023, Nasdaq granted the Company an extension until August 30, 2023 to file its Quarterly Reports on Form 10-Q for the quarters ending March 31, 2023 and June 30, 2023. On August 17, 2023, the Company filed its Quarterly Report on Form 10-Q for the period ending March 31, 2023.

On August 16, 2023, the Company was notified by Nasdaq that it was not in compliance with the requirement of Nasdaq Listing Rule 5250(c)(1) as a result of not having timely filed its Form 10-Q for the period ended June 30, 2023 with the SEC. The Company has regained compliance with such rule as a result of the filing of this Quarterly Reporting on Form 10-Q.

Hazel Transactions

On August 4, 2023, the Company received funding amounting to $5.5 million from Term Loan A and $2.3 million installment under Term Loan B, both pursuant to the Amended and Restated Credit Agreement (the “Working Capital Credit Facility”) with Hazel Partners Holdings LLC (“HPH”). On August 30, 2023, the Company received an additional $2.3 million installment under Term Loan B.

Amounts borrowed and obligations under the Working Capital Credit Facility are secured by a pledge of proceeds from certain Claims in the Company’s Claims portfolio, with the lien securing the Purchase Money Loan being subordinated and junior to the lien securing the Working Capital Credit Facility.

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

In addition, the Virage MTA Amendment changed the payment methods to Virage to exclusively be, in the following order of priority: (a) the Proceeds and any other sources of revenue or liquidity of the Company (and its subsidiaries) that are not encumbered by a lien of a party other than Virage and to the extent such revenues and liquidity exceed the amount of net of revenues necessary to establish and maintain an operating reserve of $70 million (reduced to $47.5 million on July 24, 2023) for certain Company expenses, (b) a sale of certain reserved shares of Messrs. John Ruiz and Frank Quesada, and the delivery of the resulting net cash proceeds thereof to VRM, (c) Parent’s sale of additional shares and delivery of proceeds to Virage, subject to certain anti-dilution provisions, (d) if not satisfied by the foregoing, a sale by Messrs. Ruiz and Quesada other shares of Messrs. John Ruiz and Frank Quesada, and the delivery of the resulting net cash proceeds thereof to VRM; provided that if the VRM Full Return is not fully paid by September 30, 2024 the VRM Full Return shall be payable by any of such payment methods in any order of priority. In addition, in connection therewith, Messrs. Quesada and Ruiz agreed to certain transfer restrictions applicable to their common stock, and agreed to effectuate sales of Company common stock in certain circumstances.

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

Cano Health

On July 7, 2023, the Company issued 199,000,001 shares of Class A common stock to Cano Health, LLC (“Cano”) as payment for $61.6 million in deferred compensation related to the following agreements, which the Company had the option to pay in cash or in stock and has elected to pay in stock, of which (i) 80,645,162 shares of Common Stock were issued as a deferred consideration for the assignment of certain claims pursuant to that certain Purchase Agreement, effective as of September 30, 2022, as amended to date, by and between the Company and Cano, and (ii) 118,354,839 shares of Common Stock were issued as deferred consideration for the assignment of certain claims pursuant to that certain Amended and Restated Claims Recovery and Assignment Agreement effective as of December 31, 2021, as amended to date, by and between the Company and Cano.

On August 10, 2023, the Company sued Cano in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida for declaratory relief and anticipatory breach of the CCRA, Purchase Agreement, and a Service Agreement (collectively, the “Cano Agreements”) between the parties. On the following day, Cano sued the Company in the same court, alleging fraud in the inducement, breach of contract, tortious interference, and unjust enrichment relating to the Cano Agreements. The Company had outstanding a $5.0 million receivable from Cano, which the Company believes it will ultimately collect; however, due to Cano’s Quarterly Report on Form 10-Q for the June 30, 2023 period, which includes a substantial doubt about its ability to continue as a going concern, the Company established a reserve for the balance due under such receivable during the six months ended June 30, 2023.

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

Key Factors Affecting Our Results

Our Claims Portfolio

We differ from some of our competitors because we receive our recovery rights through irrevocable assignments. When we are assigned these rights, we take on the risk that such Claims may not be recoverable. We are entitled to pursue a portion of any recovery rights associated with approximately $1,602 billion in Billed Amount (and approximately $381 billion in Paid Amount), which contained approximately $91 billion in Paid Value of Potentially Recoverable Claims, as of June 30, 2023. We are typically entitled to 100% of recovery rights pursuant to our CCRAs, but contractually obligated to pay 50% of gross recoveries to the Assignor. In certain cases, we have purchased from our Assignors the rights to 100% of the recovery. By discovering, quantifying, and settling the gap between Billed Amount and Paid Amount on a large scale, we believe we are positioned to generate substantial annual recovery revenue at high profit margins for our assigned Claims. In litigation, we have a competitive advantage by our experienced management and legal teams. While our model of being assigned the Claim rights allows us the flexibility to direct the litigation and potentially generate higher margins, we have, on an opportunistic basis, paid the Assignor an upfront purchase price for these rights.

To date, we have not generated substantial revenue from our Claims portfolio, and our business model is dependent of achieving revenue from this model in the future. If we are unable to recover the upfront purchase price from the assigned Claims or the investments we have made in pursuing recoveries, it would have an adverse effect on our profitability and business.

Our potential Claims recovery revenue in a given period will be impacted by the amount of Claims we review and ultimately pursue. The number of Claims that we review is driven by the Claims we receive through assignment. As we are assigned more Claims, we can review the Claims and identify additional recoveries. To expand our Assignor base and obtain more Claims, we plan to implement new strategies to secure new Assignors. These strategies will include a platform to educate potential Assignors about our company, making strategic business partnerships, potential mergers, as well as other marketing strategies. Our Assignors have grown from 32 in 2015, to 105 in 2018, to 123 in 2019, to 134 in 2020 and over 160 Assignors to date. If we are unable to continue to attract new Assignors to our platform, this could adversely affect future profitability.

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

Our Claims recovery revenue is typically recognized upon reaching a binding settlement or arbitration with the counterparty or when the legal proceedings, including any appellate process, are resolved. A decrease in the willingness of courts to grant these judgments, a change in the requirements for filing these cases or obtaining these judgments, or a decrease in our ability to collect on these judgments could have an adverse effect on our business, financial condition and operating results. Of the Claims identified as potentially recoverable, relating to our accident-related cases as of June 30, 2023, approximately 86.8% of claims are already in the recovery process, which are claims where either the recovery process has been initiated, data has been collected and matched or resolution discussions are in process.

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

Recovery Multiple: The Recovery Multiple is the amount of income of any generated Claims recovery income obtained by the Company in respect of any Claims as compared to the Paid Amount of those Claims (e.g., on a $600 recovery, if the paid amount for said Claim was $100, the Recovery Multiple is 6x). For these purposes, we record values under the Recovery Multiple only once we have recorded Claims recovery income either through the receipt of cash or recognition of accounts receivable on the Claims. Management believes this metric is useful to investors and is useful in managing or monitoring company performance because the Recovery Multiple provides a measure of the Company’s ability to recover on its Claims recovery rights. A Recovery Multiple above 1x would illustrate the Company’s ability to collect in excess of the Paid Amount. To date, because actual recoveries have been limited, this measure has had limited utility in historical periods. However, management believes this measure will become more meaningful during the next 12 months and beyond to the extent the Company begins to report actual increases in recoveries during those periods. As of June 30, 2023, the Company has obtained settlements with two counterparties where the Recovery Multiple was or would be in excess of the Paid Amount. However, these settlements do not provide a large enough sample to be statistically significant, and are therefore not shown in the table. As the Recovery Multiple is based on actual recoveries, this measure is not based on the Penetration Status of Portfolio, as described below.

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

	Six Months Ended June 30, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
$ in billions
Paid Amount	$380.8	$374.8	$364.4	$58.4
Paid Value of Potentially Recoverable Claims	91.4	89.6	86.6	14.7
Billed Value of Potentially Recoverable Claims	386.6	377.8	363.2	52.3
Recovery Multiple	N/A(1)	N/A(1)	N/A(1)	N/A(1)
Penetration Status of Portfolio	86.8%	85.8%	75.6%	N/A
(1)
During the six months ended June 30, 2023, the Company has received total recoveries of $5.0 million with a recovery multiple of 1.54x. However, the settlement amounts do not provide a large enough sample to be statistically significant, and are therefore not shown in the table.
(2)
On August 10, 2022, the United States Court of Appeals, Eleventh Circuit held that a four-year statute of limitations period applies to certain claims brought under the Medicare Secondary Payer Act’s private cause of action, and that the limitations period begins to run on the date that the cause of action accrued. This opinion may render certain Claims held by the Company unrecoverable and may substantially reduce PVPRC and BVPRC as calculated. As our cases were filed at different times and in various jurisdictions, and prior to data matching with a defendant we are not able to accurately calculate the entirety of damages specific to a given defendant, we cannot calculate with certainty the impact of this ruling at this time. However, the Company has deployed several legal strategies (including but not limited to seeking to amend existing lawsuits in a manner that could allow claims to relate back to the filing date as well as asserting tolling arguments based on theories of fraudulent concealment) that would apply to tolling the applicable limitations period and minimizing any material effect on the overall collectability of its claim rights. In addition, the Eleventh Circuit decision applies only to district courts in the Eleventh Circuit. Many courts in other jurisdictions have applied other statutes of limitations to the private cause of action, including borrowing the three-year statute of limitations applicable to the government's cause of action; and borrowing from the False Claims Act's six-year period. The most recent decision on the issue from the District Court of Massachusetts, for example, applies the same statute of limitations as Eleventh Circuit, but expressly disagrees with the Eleventh Circuit’s application of the “accrual” rule and instead adopted the notice-based trigger that the company has always argued should apply. This would mean that the limitations period for unreported claims has not even begun to accrue. This is a complex legal issue that will continue to evolve in jurisdictions across the country. Nevertheless, if the application of the statute of limitations as determined by the Eleventh Circuit was applied to all Claims assigned to us, we estimate that the effect would be a reduction of PVPRC by approximately $8.9 billion. As set forth in our Risk Factors, PVPRC is based on a variety of factors. As such, this estimate is subject to change based on the variety of legal claims being litigated and statute of limitations tolling theories that apply.

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

As of June 30, 2023, approximately 93% of our expected recoveries arise from Claims being brought under the Medicare Secondary Payer Act. While we believe the MSP Act has bipartisan support, changes to the laws on which we base our recoveries, particularly the MSP Act, can adversely affect our business. Our ability to generate future revenue is therefore significantly dependent on factors outside our control.

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

Professional Fees – Legal

Professional Fees – Legal consist of payments for the expenses of the Law Firm covered by the Legal Services Agreement and other legal professional services from third party providers including payments to co-counsel.

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

Interest Expense

In some cases, we have entered into arrangements to transfer CCRAs or rights to proceeds from CCRAs to other parties. When such transfers are considered to be sales of future revenue that are debt-like in nature as defined in Accounting Standards Codification (“ASC”) 470, these arrangements are recognized as debt based on the proceeds received and are imputed an interest rate based on the expected timing and amount of payments to achieve contractual hurdles. Our interest expense consists of the imputed interest on these payments. We anticipate that as we recognize Claims recoveries related to CCRAs in these arrangements, the interest expense on these arrangements will decrease. In addition, interest expense includes interest paid on the Nomura Promissory Note, Working Capital Credit Facility, Purchase Money Loan, Virage transactions (See Note 4, Assets Acquisitions) and Loans from related parties.

Interest income consists primarily of interest on short term investments.

Other Income (expense)

Other income consists of equity investment earnings, some affiliate related income, mark to market gain (loss) for payments due in stock. Other expenses consist of bank service charges, airing fees, tax penalties, settlement expense, political contributions and donations, and some affiliate related expenses.

Changes in Fair Value of Warrant and Derivative Liabilities

Changes in fair value of warrants and derivative liabilities consists of the mark to market of warrant liabilities and derivatives as part of the OTC Equity Prepaid Forward Transaction noted in Note 15, Derivative Liability and warrant liabilities due to Public Warrants as noted in Note 3, Business Combination - Warrants in the notes to condensed consolidated financial statements.

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

Results of Operations

Three months ended June 30, 2023 versus three months ended June 30, 2022

The following table sets forth a summary of our condensed consolidated results of operations for the three months ended June 30, 2023 to three months ended June 30, 2022 indicated.

	Three Months Ended June 30,
(in thousands except for percentages)	2023	2022	$ Change	% Change
		(As Restated)
Claims recovery income	$2,542	$1,357	$1,185	87%
Claims recovery service income	-	3,971	(3,971)	(100)%
Total Claims Recovery	$2,542	$5,328	$(2,786)	(52)%
Operating expenses
Cost of claims recoveries	$377	$702	$(325)	(46)%
Claims amortization expense	121,004	38,991	82,013	210%
General and administrative	7,706	5,982	1,724	29%
Professional fees	3,417	3,131	286	9%
Professional fees – legal	10,467	23,765	(13,298)	(56)%
Depreciation and amortization	88	72	16	22%
Total operating expenses	$143,059	$72,643	$70,416	97%
Operating Income/ (Loss)	$(140,517)	$(67,315)	$(73,202)	109%
Interest expense	$(73,618)	$(24,352)	$(49,266)	202%
Other income (expense), net	1,662	39	1,623	4,162%
Change in fair value of warrant and derivative liabilities	1,644	(14,353)	15,997	(111)%
Net loss before provision for income taxes	$(210,829)	$(105,981)	$(104,848)	99%
Provision for income tax benefit (expense)	$-	$-	$-	(100)%
Net loss	$(210,829)	$(105,981)	$(104,848)	99%
Less: Net (income) loss attributable to non-controlling members	$202,609	$104,101	$98,508	95%
Net loss attributable to controlling members	$(8,220)	$(1,880)	$(6,340)	337%

Claims recovery income. Claims recovery income increased by $1.2 million for the three months ended June 30, 2023 driven by increased settlements during the period.

Claims recovery service income. Claims recoveries service income decreased by $4.0 million, for the three months ended June 30, 2023 from $4.0 million for the three months ended June 30, 2022, primarily driven by a decrease in third party service fees. The Company does not anticipate significant claims recovery service income during 2023.

Cost of claims recoveries. Cost of claims recoveries increased by $0.3 million driven by assignor and law firm costs, which are directly correlated to the increase in claims recovery income.

Claims amortization expense. Claims amortization expense increased by $82.0 million primarily driven by increased amortization due to the acquisition of CCRAs obtained as part of the business combination completed in the second quarter of 2022. In addition to the aforementioned CCRAs acquired as part of the Business Combination, the Company also purchased additional CCRAs during the three months ended June 30, 2023, included in Intangible assets, which further contributed to the increase in claims amortization expense.

General and administrative. General and administrative increased by $1.7 million in three months ended June 30, 2023 from three months ended June 30, 2022, primarily driven by increases costs in relation of being a public company, primarily including increase in salaries and benefits of $0.4 million, Non-Executive Board Compensation $0.3 million, marketing and promotions of $0.5 million, and insurance of $0.3 million, among others, as compared to the three months ended June 30, 2022.

Professional fees. Professional fees increased by $0.3 million for the three months ended June 30, 2023 compared to three months ended June 30, 2022, primarily driven by additional costs incurred by being a public company.

Professional fees – legal. Professional fees – legal decreased by $13.3 million, primarily due to a $20.5 million reduction in shared based compensation, offset by $2.1 million increase in fees to outsourced law firms and Law Firm expenses of $4.7 million for the three months ended June 30, 2023.

Interest expense. Interest expense increased by $49.3 million to $73.6 million in three months ended June 30, 2023 from $24.4 million for the three months ended June 30, 2022, primarily driven by an increase due to the guarantee obligation as well as due to increases in the basis for which interest is incurred on our Claims Financing Obligations and accrued interest on the related party loan obtained in June 2022.

Other income (expense), net. Other income, net increased by $1.6 million for three months ended June 30, 2023 driven almost entirely the gain on fair value of liability a liability payable in stock. Other income (expense) was nominal for the three months ended June 30, 2022.

Change in fair value of warrant and derivative liabilities. For the three months ended June 30, 2023 decreased $16.0 million in comparison to the three months ended June 30, 2022. For the three months ended June 30, 2023, $1.6 million gain related to a mark to market adjustment to the fair value of Public Warrants. For the three months ended June 30, 2022 $14.4 million of loss was recorded related to mark to market adjustments for the fair value of warrants for $5.4 million and for the fair value of derivative liabilities related to the Committed Equity facility for $9.0 million.

Six months ended June 30, 2023 versus Six months ended June 30, 2022

The following table sets forth a summary of our condensed consolidated results of operations for the six months ended June 30, 2023 to six months ended June 30, 2022 indicated.

	Six Months Ended June 30,
(in thousands except for percentages)	2023	2022	$ Change	% Change
		(As Restated)
Claims recovery income	$6,039	$1,466	$4,573	312%
Claims recovery service income	498	12,047	(11,549)	(96)%
Total Claims Recovery	$6,537	$13,513	$(6,976)	(52)%
Operating expenses
Cost of claims recoveries	$1,398	$709	$689	97%
Claims amortization expense	234,473	41,708	192,765	462%
General and administrative	14,561	10,428	4,133	40%
Professional fees	13,145	5,069	8,076	159%
Professional fees – legal	19,018	26,237	(7,219)	(28)%
Allowance for credit losses	5,000	-	5,000	100%
Depreciation and amortization	97	151	(54)	(36)%
Total operating expenses	$287,692	$84,302	$203,390	241%
Operating Income/ (Loss)	$(281,155)	$(70,789)	$(210,366)	297%
Interest expense	$(116,008)	$(34,767)	$(81,241)	234%
Other income (expense), net	8,289	37	8,252	22,303%
Change in fair value of warrant and derivative liabilities	3,899	(14,353)	18,252	(127)%
Net loss before provision for income taxes	$(384,975)	$(119,872)	$(265,103)	221%
Provision for income tax benefit (expense)	$-	$-	$-	(100)%
Net loss	$(384,975)	$(119,872)	$(265,103)	221%
Less: Net (income) loss attributable to non-controlling members	$371,839	$117,992	$253,847	215%
Net loss attributable to controlling members	$(13,136)	$(1,880)	$(11,256)	599%

Claims recovery income. Claims recovery income increased by $4.6 million for the six months ended June 30, 2023 driven by increased settlements during the period.

Claims recovery service income. Claims recoveries service income decreased by $11.5 million, for the six months ended June 30, 2023 from $12.0 million for the six months ended June 30, 2022, primarily driven by a decrease in third party service fees. The Company does not anticipate significant claims recovery service income during 2023.

Cost of claims recoveries. Cost of claims recoveries increased by $0.7 million driven by assignor and law firm costs, which are directly correlated to the increase in claims recovery income.

Claims amortization expense. Claims amortization expense increased by $192.8 million primarily driven by increased amortization due to the acquisition of CCRAs obtained as part of the business combination completed in the second quarter of 2022. In addition to the aforementioned CCRAs acquired as part of the Business Combination, the Company also purchased additional CCRAs during the six months ended June 30, 2023, included in Intangible assets, which further contributed to the increase in claims amortization expense.

General and administrative. General and administrative increased by $4.1 million in six months ended June 30, 2023 from six months ended June 30, 2022, primarily driven by increases costs in relation of being a public company, primarily including increase in salaries and benefits of $1.5 million, Non-Executive Board Compensation $0.7 million, marketing and promotions of $1.1 million, and insurance of $0.6 million, among others, as compared to the three months ended June 30, 2022.

Professional fees. Professional fees increased by $8.1 million for the six months ended June 30, 2023 compared to six months ended June 30, 2022, primarily driven by additional costs incurred by being a public company, including $3.0 million of service fees, $3.8 million advisory fees, as well as other external consultants.

Professional fees – legal. Professional fees – legal decreased by $7.2 million, $20.5 million reduction in shared based compensation, offset by $4 million increase in fees to outsourced law firms and Law Firm expenses of $8.8 million for the six months ended June 30, 2023.

Allowance for credit losses. Allowance for credit losses for the six months ended June 30, 2023 was $5.0 million, entirely related to an amount due from Cano which has been reserved considering their recent filing which includes a substantial doubt about Cano’s ability to continue as a going concern. No such reserves existed for the six months ended June 30, 2022.

Interest expense. Interest expense increased by $81.2 million to $116.0 million in six months ended June 30, 2023 from $34.8 million for the six months ended June 30, 2022, primarily driven by an increase due to the guarantee obligation as well as due to increases in the basis for which interest is incurred on our Claims Financing Obligations and accrued interest on the related party loan obtained in June 2022.

Other income (expense), net. Other income, net increased by $8.2 million for six months ended June 30, 2023 driven by $4.6 million of gain on the sale of CCRAs and $3.6 million of gain on fair value of liability a liability payable in stock. Other income (expense) was nominal for the six months ended June 30, 2022.

Change in fair value of warrant and derivative liabilities. For the six months ended June 30, 2023 decreased $18.3 million in comparison to the six months ended June 30, 2022. For the six months ended June 30, 2023, $3.9 million gain in 2023 related to a mark to market adjustment to the fair value of Public Warrants. For the six months ended June 30, 2022, $14.4 million of loss was recorded related to mark to market adjustments for the fair value of warrants for $5.4 million and for the fair value of derivative liabilities related to the Committed Equity facility for $9.0 million.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
GAAP Operating Loss	$(140,517)	$(67,315)	$(281,155)	$(70,789)
Share-based compensation	—	20,055	—	20,055
Claims amortization expense	121,004	38,991	234,473	41,708
Allowance for credit losses	—	—	5,000	—
Adjusted operating loss	$(19,513)	$(8,269)	$(41,682)	$(9,026)

GAAP Net Loss	$(210,829)	$(105,981)	$(384,975)	$(119,872)
Share-based compensation	—	20,055	—	20,055
Claims amortization expense	121,004	38,991	234,473	41,708
Allowance for credit losses	—	—	5,000	—
Paid-in-kind Interest	73,618	24,352	115,996	34,744
Change in fair value of warrant and derivative liabilities	(1,644)	14,353	(3,899)	14,353
Adjusted net loss	$(17,851)	$(8,230)	$(33,405)	$(9,012)

Liquidity and Capital Resources

Sources of Liquidity

Since inception, we have financed our operations primarily from partnership contributions and investor financing. As of June 30, 2023, the Company had unrestricted cash and cash equivalents totaling $6.4 million. As of June 30, 2023, we had a loan payable of $494.5 million consisting of our Claims Financing Obligations and notes payable. We had $1.1 million in interest payable related to our Claims Financing Obligations. A $4.95 million promissory note issued to related parties in January 2023 does not carry interest and is payable 24 months from the date of the last advance from the Purchase Money Loan is made.

As an early-stage growth company, the Company has incurred substantial net losses since inception. The Company has incurred recurring losses and negative cash flows since inception and has an accumulated deficit of $42.3 million as of June 30, 2023. For the six months ended June 30, 2023, the Company used approximately $24.6 million of cash in operations. The Company’s liquidity will depend on the ability to generate substantial Claims recovery income and Claims recovery services income in the near future, the timing of which is uncertain, as well as its ability to secure funding from capital sources. The Company’s principal liquidity needs have been capital expenditures, working capital, debt service and Claims financing obligations.

The Company anticipates sources of liquidity to include the Working Capital Credit Facility as disclosed in Note 10, Claims Financing Obligations and Notes Payable. The Company anticipates having funding through the Working Capital Credit Facility and has taken several actions to address liquidity concerns, including:

1.
On March 29, 2023, the Company entered into the Working Capital Credit Facility consisting of commitments to fund up to $48 million in proceeds. See summary in “Hazel Transactions” in Note 10, Claims Financing Obligations and Notes Payable.
2.
On April 12, 2023, the Company entered into the Virage MTA Amendment, which extended the due date for the payment obligations to Virage to September 30, 2024. See summary in Note 10, Claims Financing Obligations and Notes Payable.
3.
On April 12, 2023, the Company entered into an amended and restated promissory note with Nomura, which extended the due date to September 30, 2024. See summary in Note 10, Claims Financing Obligations and Notes Payable.
4.
Given the uncertainty with regard to the timing and amount of claims recovery income, management implemented a reduction of operating costs in 2023 through the reduction or elimination of certain controllable expenses particularly within the budgeted costs to expand and develop new solutions through LifeWallet platform, advertising expenses and non-contingent legal fees. The Company anticipates that the reductions would contribute approximately $19.7 million in savings to operating expenses over the next twelve months.

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

On May 11, 2023 and June 13, 2013, HPH notified us that it would not disburse additional funds under the Working Capital Credit Facility until the Company satisfied certain milestone funding conditions, including certain servicing obligations as well as filing this Annual Report on Form 10-K. The parties subsequently agreed that $5.5 million will be funded under Term Loan A in accordance with the terms of the Working Capital Credit Facility subsequent to the filing of this 2022 Form 10-K and receipt of funding notices, deeming funding conditions satisfied or waived. Following such funding, the Term Loan A commitment would be terminated, with total funding of $20.5 million. In addition, the parties agreed to increase the Term Loan B commitment from $18 million to $27.5 million, after giving effect to the original issue discount on the Working Capital Credit Facility and which will be funded in multiple installments and in accordance with the terms of the Working Capital Credit Facility. Funding will be at a rate of $2.25 million per month until December 2023, and thereafter at $1.75 million per month, subject to potential further reductions in the case of certain agreed cost savings and funds availability.

On August 4, 2023, after the filing of the Annual Report on Form 10-K, the Company received from HPH funding amounting to $5.5 million from Term Loan A and $2.3 million installment under Term Loan B. On August 30, 2023, the Company received an additional $2.3 million installment under Term Loan B.

MSP Principals Promissory Note

On June 16, 2022, the MSP Principals provided cash to the Company to finance operations in an aggregate amount of $112.8 million. The Company issued the MSP Principals Promissory Note to the MSP Principals in an aggregate principal amount of $112.8 million that has an annual interest rate of 4%, payable in kind, and matures on the day that is the four-year anniversary of the issuance. On the maturity date, the Company is required to pay the MSP Principals an amount in cash equal to the outstanding principal amount, plus accrued and unpaid interest. The promissory note is pre-payable by the Company at any time, without prepayment penalties, fees or other expenses. A portion of the proceeds under the MSP Principals Promissory Note in an amount equal to $36.5 million was advanced to the Law Firm for certain operating expenses as contemplated by the Legal Services Agreement. The MSP Principals Promissory Note contains customary events of default that would allow the MSP Principals to declare the MSP Principals Promissory Note immediately due and payable or the MSP Principals Promissory Note will immediately and automatically become due and payable without notice, presentment, demand, protest or other request of any kind. In addition, the MSP Principals Promissory Note may be accelerated by the MSP Principals if the Board of Directors of the Company (excluding the MSP Principals) terminates the Legal Services Agreement.

During the six months ended June 30, 2023, the Company issued an unsecured promissory note in an aggregate principal amount of $4.95 million to the Law Firm, to provide general operational funding. The aggregate unpaid principal amount of this promissory note is due 24 months from the date of the last advance from the Purchase Money Loan is made. This promissory note is payable by the Company at any time, without prepayment penalties, fees, or other expenses. The note does not carry any interest and can be repaid at any time or from time to time without a prepayment penalty.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
(in thousands)	2023	2022
Net cash used in operating activities	$(24,601)	$(60,912)
Net cash provided by (used in) investing activities	8,123	(3,015)
Net cash provided by financing activities	7,830	98,728
(Decrease) increase in cash and cash equivalents and restricted cash	(8,648)	34,801
Cash and cash equivalents and restricted cash at beginning of year	15,081	1,664
Cash and cash equivalents and restricted cash at end of period	$6,433	$36,465

Cash Flows Used In Operating Activities

Net cash used in operating activities decreased by $36.3 million to $24.6 million for the six months ended June 30, 2023 compared to net cash provided by of $60.9 million for the six months ended June 30, 2022. During the six months ended June 30, 2023, net cash used in operating activities was impacted primarily by our net loss, $234.5 million of claims amortization expense, $116.0 million of paid-in-kind interest, change in fair value of warrant liability of $4.1 million, gain on sale of intangible $4.6 million, allowance for credit losses $5 million, mark to market gain on liability payable in stock, and an increase of $16.9 million of changes in working capital.

Cash Flows Provided by (Used in) Investing Activities

Net cash provided by investing activities increased by $11.1 million to $8.1 million for the six months ended June 30, 2023 compared to used in of $3.0 million for the six months ended June 30, 2022. During the six months ended June 30, 2023, our cash provided by investing activities was primarily $10.0 million proceeds from the sale of CCRAs, which are included in Intangible assets, offset by cash used in investing activities related to the acquisition of additional CCRAs amounting to $0.5 million and $1.4 million of additions to property, plant and equipment.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities decreased to $7.8 million for the six months ended June 30, 2023 compared to $98.7 million net cash used in financing activities for the six months ended June 30, 2022. This is primarily due to borrowings from the New Money Loan of $15.0 million and proceeds from the related party loan of $4.95 million, which are offset by $11.4 million restricted cash payment related to the FEF shares to CF, $0.5 million of debt issuance costs and $0.3 million payment of deferred financing costs.

Contractual Obligations, Commitments and Contingencies

Based on claims financing obligations and notes payable agreements, as of June 30, 2023, the present value of amounts owed under these obligations were $494.5 million, including capitalized interest to date. The weighted average interest rate is 14.3% based on the current book value of $494.5 million with rates that range from 2.0% to 20.00%. The Company is expected to repay these obligations from cash flows from claim recovery income.

As of June 30, 2023, the Company has $862.2 million of guaranty obligations. On April 12, 2023, we entered into the Virage MTA Amendment pursuant to which the payment date was extended from May 23, 2023 until September 30, 2024, subject to acceleration upon certain triggering events. The guaranty obligation will become current at September 30, 2023, and the Company does not currently have available liquidity to satisfy such obligations. Under the Virage MTA Amendment, Virage will receive a first priority lien on all sources of revenue of the company not otherwise encumbered as of the date of the Virage MTA Amendment, to the extent in excess of the amount of revenues necessary to establish and maintain an operating reserve of $70 million for overhead expenses and applicable taxes. On July 24, 2023, the operating reserve was adjusted to $47.5 million and MSP Recovery agreed not to increase its 2023 operating budget without Virage’s consent.

As of June 30, 2023, the minimum required payments on these agreements are $646.8 million. Certain of these agreements have priority of payment regarding any proceeds until full payment of the balance due is satisfied. The maturity of the commitments range from the date sufficient claims recoveries are received to cover the required return or in some cases by 2031.

Critical Accounting Policies

Our condensed consolidated financial statements and the related notes thereto included elsewhere in this Form 10-Q are prepared in accordance with GAAP. The preparation of our condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts and related disclosures in our financial statements and accompanying notes. We base our estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions due to the inherent uncertainty involved in making those estimates and any such differences may be material.

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimate that are reasonably likely to occur, could materially impact the condensed consolidated financial statements. Our Critical Accounting Policies and Estimates disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” in our 2022 Form 10-K, for which there were no material changes during the three months ended June 30, 2023, included the following:

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

Management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Management is likewise required, on a quarterly basis, to evaluate the effectiveness of its internal controls and to disclose any changes and material weaknesses identified through such evaluation of those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due to the material weaknesses related to the items noted below. To address these material weaknesses, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. GAAP. Based on such analysis and notwithstanding the identified material weaknesses, management, including our Chief Executive Officer and Chief Financial Officer, believe the condensed consolidated financial statements included in this Quarterly Annual Report fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

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

On August 16, 2023, the Company received an additional subpoena from the SEC regarding certain funding sources of the Company prior to the Business Combination, as well as various statements and disclosures by the Company in connection with and following the Business Combination. The Company intends to fully cooperate with the SEC in responding to the subpoena.

Cano Health

On August 10, 2023, the Company sued Cano Health, LLC (“Cano”) in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida for declaratory relief and anticipatory breach of the CCRA, Purchase Agreement, and a Services Agreement (collectively, the “Cano Agreements”) between the parties. On the following day, Cano sued the Company in the same court, alleging fraud in the inducement, breach of contract, tortious interference, and unjust enrichment relating to the Cano Agreements. While it is inherently difficult to predict the eventual outcomes of pending actions, the Company denies all liability alleged by Cano and intends to defend the litigation vigorously.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

Over the course of the quarterly period ended June 30, 2023, MSP has issued 1,102,190 unregistered securities to Palantir Technologies Inc in exchange for services provided in reliance on Section 4(a)(2) of the U.S. Securities Act of 1933.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

None

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1+	Second Amended and Restated Certificate of Incorporation of the Company	8-K	001-39445	3.1	May 27, 2022
3.2+	Amended and Restated Bylaws of the Company	8-K	001-39445	3.2	May 27, 2022
10.1+	MTA Amendment and Binding Term Sheet, by and between Virage Recovery Master LP, Series MRCS, a series of MDA, Series LLC, John H. Ruiz, Frank C. Quesada, Virage Capital Management LP, MSP Recovery, LLC, La Ley con John H. Ruiz, MSP Recovery, Inc. and Lionheart II Holdings, LLC, dated April 12, 2023	8-K	001-39445	10.1	April 17, 2023
10.2+	Amended and Restated Secured Promissory Note, dated April 12, 2023 by and between the Company and Nomura Securities International, Inc.	8-K	001-39445	10.2	April 17, 2023
10.3+	Membership Interest Purchase Agreement, dated March 29, 2023, by and among MSP Recovery LLC, MSP Recovery Claims, Series, LLC and Hazel Holdings I LLC	10-K	001-39445	10.31	July 27, 2023
10.4+	Membership Interest Purchase Agreement, dated March 29, 2023 by and among MSP Recovery, LLC, MSP Recovery Claims Series 44, LLC, MSP Recovery Holding Series 01, LLC and Hazel Holdings I LLC	10-K	001-39445	10.32	July 27, 2023
10.5+	Credit Agreement, dated March 29, 2023 by and between Subrogation Holdings LLC, MSP Recovery, LLC, MSP Recovery Claims, Series LLC - Series 15-09-321 and Hazel Holdings I LLC	10-K	001-39445	10.33	July 27, 2023
10.6+	Amended and Restated Credit Agreement, dated March 29, 2023 by and between Subrogation Holdings LLC, MSP Recovery, LLC, MSP Recovery Claims, Series LLC - Series 15-09-321 and Hazel Holdings I LLC	10-K	001-39445	10.34	July 27, 2023
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

+ Previously filed

# Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MSP Recovery, Inc.

Date: August 30, 2023	By:	/s/ Ricardo Rivera
Ricardo Rivera
Chief Operating Officer and Interim Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)