Form 10-Q
period 2023-09-30
MSP Recovery, Inc.
filed 2023-11-14
CIK 1802450

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-39445

MSP Recovery, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	84-4117825
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2710 Le Jeune Road Floor 10 Coral Gables, Florida	33134
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (305) 614-2222

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, $0.0001 par value per share	LIFW	The Nasdaq Global Market
Redeemable warrants, each lot of 25 warrants is exercisable for one share of Class A common stock at an exercise price of $287.50 per share	LIFWW	The Nasdaq Global Market
Redeemable warrants, each lot of 25 warrants is exercisable for one share of Class A common stock at an exercise price of $0.0025 per share	LIFWZ	The Nasdaq Global Market

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

As of November 13, 2023, the registrant had 14,323,764 shares of Class A common stock, $0.0001 par value per share, and 124,253,176 shares of Class V common stock, $0.0001 par value per share, outstanding.

Explanatory Note

As previously reported, MSP Recovery, Inc., d/b/a LifeWallet, identified errors in the accounting for the indemnification asset, various intangible assets and rights to cash flows, and consolidation of an entity in connection with our business combination. As a result of these errors, management and the audit committee of our board of directors concluded that our previously issued unaudited condensed consolidated financial statements for the periods ended June 30, 2022, and September 30, 2022, were materially misstated. Accordingly, our unaudited condensed consolidated financial statements for the foregoing periods require restatement and should no longer be relied upon. The financial information that was previously filed or otherwise reported as of and for the periods ended June 30, 2022 and September 30, 2022 was superseded by the information in our Annual Report on Form 10-K filed with the SEC on July 27, 2023 and this Quarterly Report on Form 10-Q. See Note 2, Basis of Presentation And Summary of Significant Accounting Policies, to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for additional information on the restatement and the related financial information impacts.

DEFINITIONS

Unless otherwise stated or unless the context otherwise requires, the terms “we,” “us,” “our,” the “Company,” and “LifeWallet” refer to MSP Recovery, Inc. d/b/a LifeWallet. As used in this Quarterly Report on Form 10-Q, unless otherwise noted or the context otherwise requires, the terms below are defined as follows:

“2022 Form 10-K” means the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, which was filed by the Company on July 27, 2023;

“Algorithm” refers to a set of instructions that perform a particular action. Our team of data scientists and medical professionals create proprietary instruction sets, or “Algorithms,” to identify recovery opportunities within the data sets of our Assignors’ Claims. Our proprietary algorithms incorporate various data points within the data sets of our Assignors’ Claims, which may include, but are not limited to, medical coding classification systems such as diagnosis codes (e.g., ICD-8/ICD-9/ICD-10 codes), procedure codes (e.g., CPT codes), and drug codes (e.g., NDC codes); non-medical data such as demographics and date ranges; and data from public sources such as crash reports, offense incident reports, and other reports that provide details as to an occurrence. These Algorithms are then applied to our Assignors’ aggregated Claims data, filtering through the billions of lines of data from our Assignors to identify recoverable opportunities consistent with a given Algorithm’s criteria. Identified potential recoveries are then further quality reviewed by our medical team;

“Billed Amount” (a/k/a the charged amount or retail price) is the full commercial value of services billed by the provider, or the full charge that the provider would ordinarily bill for the service provided. The Billed Amount for a specific procedure code is based on the provider and may vary from location to location. Where a Billed Amount is not provided in the data received from the Assignor, the Company may use paid amount or paid adjusted values, where available, to extrapolate a Billed Amount value. Where we have to extrapolate a Billed Amount to establish damages, the calculated amount may be contested by opposing parties;

“Board of Directors” or “Board” means the board of directors of the Company;

“Business Combination” means the business combination pursuant to the MIPA, as defined herein;

“CCRA” mean Claims Cost Recovery Agreement;

“CF” means Cantor Fitzgerald, L.P., a New York based investment bank;

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

“Class A Common Stock” means the Company’s Class A common stock, par value $0.0001 per share;

“Class V Common Stock” means the Company’s Class V common stock, par value $0.0001 per share;

“Class B Unit” means the non-voting economic Class B Units of Opco, as described in more detail in Note 3, Business Combination, of this Form 10-Q;

“Closing” means the closing of the Business Combination, as described in more detail in Note 3, Business Combination, of this Form 10-Q;

“Company” means the registrant, MSP Recovery, Inc. d/b/a LifeWallet, a Delaware corporation;

“Exchange Act” means the Securities Exchange Act of 1934, as amended;

i

“Existing Warrant Agreement” means the Warrant Agreement dated as of August 13, 2020, by and between the Company and Continental Stock Transfer & Trust Company;

“GAAP” means generally accepted accounting principles in the United States of America, as applied on a consistent basis;

“Hazel” means Hazel Holdings I LLC, a Delaware limited liability company, together with its affiliates;

“HPH” means Hazel Partners Holdings LLC, a Delaware limited liability company;

“HMO” means health maintenance organization;

“IPO” means the August 14, 2020 initial public offering of Lionheart Acquisition Corporation II.

“Law Firm” means La Ley con John H. Ruiz P.A. d/b/a MSP Recovery Law Firm;

“Legacy MSP” means MSP Recovery as it was organized in 2014 as a Medicaid and Medicare Secondary Pay Act recovery specialist;

“LLC Agreement” means the first amended and restated limited liability company agreement of Opco;

“MAO” means Medicare Advantage organization;

“Members’ Representative” means John H. Ruiz, solely in his capacity as the representative of the Members;

“MIPA” means the Membership Interest Purchase Agreement, dated as of July 11, 2021, as amended, and as described in more detail in Note 3, Business Combination, of this Form 10-Q;

“MSO” means management service organization;

“MSP Recovery” means MSP Recovery, LLC, a Florida limited liability company;

“MSP RH Series 01” means MSP Recovery Holdings Series 01, LLC, a Delaware limited liability company;

“MSP RH Series 01 Recovery Services Agreement” means the Recovery Services Agreement dated as of October 23, 2020 by and between MSP RH Series 01 and MSP Recovery;

“New Warrants” means 1,029,000,000 warrants, each exercisable to purchase 1/25 of one share, post Reverse Stock Split, of Class A Common Stock (but only exercisable in lots of 25 to purchase whole shares), which were issued as a dividend to the holders of record of Class A Common Stock as of the close of business on the date of Closing;

“Nomura” means Nomura Securities International, Inc.;

“Opco” means Lionheart II Holdings, LLC, a wholly owned subsidiary of the Company;

“OTC Equity Prepaid Forward Transaction” means an agreement between the Company and CF in which CF agreed to (a) transfer to the Company for cancellation any warrants to purchase shares received as a result of being the stockholder of record of a share as of the close of business on the closing date of the Business Combination, pursuant to the previously announced and declared LCAP dividend and (b) waive any redemption right that would require the redemption of the Subject Shares (as defined below) in exchange for a pro rata amount of the funds held in LCAP’s trust account;

“Paid Amount” (a/k/a Medicare Paid Rate or wholesale price) means the amount paid to a provider by a health plan or insurer. This amount varies based on the party making payment. For example, Medicare typically pays a lower fee for service rate than commercial insurers. The Paid Amount is derived from the Claims data we receive from our Assignors. In the limited instances where the data received lacks a paid amount value, our team calculates the Paid Amount with a formula. The formula used provides rates for outpatient services and is derived from the customary rate at the 95th percentile as it appears from standard industry commercial rates or, where that data is unavailable, the billed amount if present in the data. These amounts are then adjusted to account for the customary Medicare adjustment to arrive at the calculated Paid Amount. Management believes that this formula provides a conservative estimate for the

ii

Medicare paid amount rate, based on industry studies which show the range of differences between private insurers and Medicare rates for outpatient services;

We periodically update this formula to enhance the calculated paid amount where that information is not provided in the Assignor data. Management believes this measure provides a useful baseline for potential recoveries, but it is not a measure of the total amount that may be recovered in respect of potentially recoverable Claims, which in turn may be influenced by any applicable potential statutory recoveries such as double damages or fines, as described below. This calculation accounts for an approximate 7% increase in the total Paid Amount. Where we have to extrapolate a Paid Amount to establish damages, the calculated amount may be contested by opposing parties;

“Public Units” means units comprised of one share of Class A Common Stock and one-half of one Public Warrant issued at the IPO;

“Public Warrants” means warrants included in the Public Units issued in the IPO, each exercisable to purchase 1/25 of one share, post Reverse Stock Split, of Class A Common Stock (but only exercisable in lots of 25 to purchase whole shares), in accordance with its terms, as described in more detail in Note 3, Business Combination, of this Form 10-Q;

“PVPRC” means the cumulative Paid Amount value of potentially recoverable Claims. We use Algorithms to comb through historical paid Claims data and search for potential recoveries. The PVPRC is a measure of the Paid Amount in respect of those potentially recoverable Claims. In the limited instances where the data received from our Assignors lacks a paid value, the adjustment formula described in the definition of Paid Amount is applied and increases PVPRC by approximately 7%. As non-compliance with Section 111 reporting requirements is commonplace, responsible reporting entities (RRE) routinely fail to report their responsibility to make primary payments; for this reason, data matching is often required to determine which reporting entity is responsible to reimburse a given potentially recoverable Claim;

“Recovery Proceeds” means, with respect to any Claim, any and all gross proceeds recovered, including compensation, interest, penalties, and fees which may be paid or payable with respect to such Claim (including any and all cash, securities, instruments or other property which may be paid or issued by defendants or third parties in litigation proceedings in satisfaction of such Claim);

“SEC” means the U.S. Securities and Exchange Commission;

“Series” means Delaware series limited liability companies, formed pursuant to the Delaware law, that are used by the Company to own and segregate assets, including CCRAs;

“Securities Act” means the Securities Act of 1933, as amended;

“Series MRCS” means Series MRCS, a series of MDA, Series LLC, a Delaware series limited liability company;

“Trust Account” means the trust account established by the Company for the benefit of its stockholders with Continental Stock Transfer & Trust Company;

“Up-C Unit” means each pair consisting of one share of Class V Common Stock and one Class B Unit, as described in more detail in Note 3, Business Combination, of this Form 10-Q;

“Virage” means Virage Capital Management LP, a Delaware limited partnership;

“VRM” means Virage Recovery Master LP, a Delaware limited partnership and affiliate of Virage; and

“VRM MSP” means VRM MSP Recovery Partners LLC, a Delaware limited liability company and joint investment vehicle of VRM and Series MRCS;

“Working Capital Credit Facility” means the credit agreement as described in more detail in Note 10, Claims Financing Obligations and Notes Payable, of this Form 10-Q.

iii

Part I – Financial Information

Item 1. Financial Statements

MSP RECOVERY, INC. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
(In thousands except per share amounts)	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$6,659	$3,661
Restricted cash	—	11,420
Accounts receivable	706	6,195
Affiliate receivable (1)	831	2,425
Prepaid expenses and other current assets (1)	14,874	27,656
Total current assets	23,070	51,357
Property, plant and equipment, net	4,890	3,432
Intangible assets, net (2)	3,253,707	3,363,156
Right-of-use assets	368	—
Total assets	$3,282,035	$3,417,945

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$6,643	$8,422
Affiliate payable (1)	19,822	19,822
Commission payable	829	545
Derivative liability	—	9,613
Warrant liability	662	5,311
Other current liabilities	14,588	72,002
Total current liabilities	42,544	115,715
Guaranty obligation (1)	900,455	787,945
Claims financing obligation and notes payable (1)	513,450	198,489
Lease liabilities	264	—
Loan from related parties (1)	130,709	125,759
Interest payable (1)	50,951	2,765
Total liabilities	$1,638,373	$1,230,673
Commitments and contingencies (Note 12)

Class A common stock subject to possible redemption, 45,183 shares at redemption value as of December 31, 2022 (None as of September 30, 2023)	$—	$1,807

Stockholders’ Equity (Deficit):
Class A common stock, $0.0001 par value; 5,500,000,000 shares authorized; 13,799,230 and 2,984,212 issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	$1	$—
Class V common stock, $0.0001 par value; 130,000,000 shares authorized; 124,264,645 and 125,919,180 issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	12	13
Additional paid-in capital	347,376	137,069
Accumulated deficit	(62,094)	(29,203)
Total Stockholders’ Equity (Deficit)	285,295	107,879
Non-controlling interest	1,358,367	2,077,586
Total equity	$1,643,662	$2,185,465
Total liabilities and equity	$3,282,035	$3,417,945

(1)
As of September 30, 2023 and December 31, 2022, the total affiliate receivable, affiliate payable, guaranty obligation and loan from related parties balances are with related parties. In addition, the prepaid expenses and other current assets, claims financing obligation and notes payable, and interest payable includes balances with related parties. See Note 13, Related Party Transactions, for further details.
(2)
As of September 30, 2023 and December 31, 2022, intangible assets, net included $2.3 billion and $2.3 billion, respectively, related to a consolidated VIE. See Note 9, Variable Interest Entities, for further details.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MSP RECOVERY, INC. and Subsidiaries

Condensed Consolidated Statements of Operations (As Restated)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(In thousands except per share amounts)	2023	2022	2023	2022
		As Restated		As Restated
Claims recovery income	$440	$2,759	$6,479	$4,225
Claims recovery service income (1)	—	5,748	498	17,795
Total Claims Recovery	$440	$8,507	$6,977	$22,020
Operating expenses
Cost of claim recoveries (2)	574	1,198	1,972	1,906
Claims amortization expense	121,008	111,851	355,481	153,560
General and administrative (3)	6,130	6,621	20,691	17,049
Professional fees	2,466	5,904	15,611	10,973
Professional fees – legal (4)	6,871	8,014	25,889	34,251
Allowance for credit losses	—	—	5,000	—
Depreciation and amortization	85	103	182	254
Total operating expenses	137,134	133,691	424,826	217,993
Operating Loss	$(136,694)	$(125,184)	$(417,849)	$(195,973)
Interest expense (5)	(88,279)	(46,180)	(204,287)	(80,947)
Other income, net	408	63,138	8,697	63,175
Change in fair value of warrant and derivative liabilities	348	2,670	4,247	(11,683)
Net loss before provision for income taxes	$(224,217)	$(105,556)	$(609,192)	$(225,428)
Provision for income tax expense	—	—	—	—
Net loss	$(224,217)	$(105,556)	$(609,192)	$(225,428)
Less: Net loss attributable to non-controlling members	204,462	103,484	576,301	221,476
Net loss attributable to controlling members	$(19,755)	$(2,072)	$(32,891)	$(3,952)

Basic and diluted weighted average shares outstanding, Class A Common Stock	12,703,472	2,761,476	7,097,032	2,125,539
Basic and diluted net loss per share, Class A Common Stock	$(1.56)	$(0.75)	$(4.63)	$(1.86)

(1)
For the three and nine months ended September 30, 2022, claims recovery service income included $0.0 million and $10.6 million, respectively, of claims recovery service income from VRM MSP. There was no claims recovery service income from VRM MSP for the three and nine months ended September 30, 2023. See Note 13, Related Party Transactions, for further details.
(2)
For both the three and nine months ended September 30, 2023, cost of claim recoveries included $0.3 million of related party expenses. For both the three and nine months ended September 30, 2022, cost of claim recoveries included $0.3 million of related party expenses. This relates to contingent legal expenses earned from claims recovery income pursuant to legal service agreements with the Law Firm. See Note 13, Related Party Transactions, for further details.
(3)
For the three and nine months ended September 30, 2022, general and administrative expenses included $0.2 million and $0.4 million of related party expenses. See Note 13, Related Party Transactions, for further details. No such related party expenses were present for the three and nine months ended September 30, 2023.
(4)
For the three and nine months ended September 30, 2023 and 2022, Professional Fees—legal included $4.6 million and $13.5 million, and $4.6 million and $5.0 million, respectively, of related party expenses related to the Law Firm. See Note 13, Related Party Transactions, for further details.
(5)
For three and nine months ended September 30, 2023, interest expense included $67.8 million and $159.2 million, respectively, related to interest expense due to VRM. For the three and nine months ended September 30, 2022, interest expense included $33.1 million and $46.5 million, respectively, related to interest expense due to VRM. See Note 13, Related Party Transactions, for further details.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MSP RECOVERY, INC. and Subsidiaries

Condensed Consolidated Statements of Changes in Equity (As Restated)

(Unaudited)

Three Months Ended September 30, 2023

	Class A Common Stock		Class V Stock
(In thousands except shares)	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Non- Controlling Interests	Total Equity
Balance at June 30, 2023	5,289,434	$—	124,264,645	$12	$176,643	$(42,339)	$1,669,169	$1,803,485
Conversion of Warrants	125	—	—	—	2	—	1	3
Class A Issuances	8,509,671	1	—	—	170,731	—	(106,341)	64,391
Net loss	—	—	—	—	—	(19,755)	(204,462)	(224,217)
Balance at September 30, 2023	13,799,230	$1	124,264,645	$12	$347,376	$(62,094)	$1,358,367	$1,643,662

Three Months Ended September 30, 2022 (As Restated)

(In thousands)	Class A Common Stock		Class V Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Member’s Deficit	Accumulated Deficit	Non- Controlling Interests	Total Equity
					(As Restated)		(As Restated)	(As Restated)	(As Restated)
Balance at June 30, 2022	2,642,042	$—	126,178,932	$13	$127,099	$—	$(23,666)	$2,360,520	$2,463,966
Contributions prior to recapitalization transaction	—	—	—	—	—	—	—	—	—
Distributions prior to recapitalization transaction	—	—	—	—	—	—	—	—	—
Net loss prior to recapitalization transaction	—	—	—	—	—	—	—	—	—
Cumulative effect of recapitalization transaction	—	—	—	—	—	—	—	—	—
Opening net assets of Lionheart II Holdings, LLC acquired	—	—	—	—	—	—	—	—	—
Adjustment for value of derivative on temporary equity	—	—	—	—	1,062	—	—	—	1,062
Conversion of Warrants	28,247	—	—	—	1,805	—	—	(1,157)	648
Class A Issuances	246,096	—	(230,123)	—	5,310	—	—	(10,272)	(4,962)
Net loss	—	—	—	—	—	—	(2,072)	(97,273)	(99,345)
Balance at September 30, 2022	2,916,385	$—	125,948,809	$13	$135,276	$—	$(25,738)	$2,251,818	$2,361,369

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MSP RECOVERY, INC. and Subsidiaries

Condensed Consolidated Statements of Changes in Equity (As Restated)

(Unaudited)

Nine Months Ended September 30, 2023

	Class A Common Stock		Class V Stock
(In thousands except shares)	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Non- Controlling Interests	Total Equity
Balance at December 31, 2022	2,984,212	$—	125,919,180	$13	$137,069	$(29,203)	$2,077,586	$2,185,465
Conversion of Warrants	9,523	—	—	—	388	—	(169)	219
Class A Issuances	10,805,495	1	(1,654,535)	(1)	209,919	—	(142,749)	67,170
Net loss	—	—	—	—	—	(32,891)	(576,301)	(609,192)
Balance at September 30, 2023	13,799,230	$1	124,264,645	$12	$347,376	$(62,094)	$1,358,367	$1,643,662

Nine Months Ended September 30, 2022 (As Restated)

(In thousands)	Class A Common Stock		Class V Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Member’s Deficit	Accumulated Deficit	Non- Controlling Interests	Total Equity
					(As Restated)		(As Restated)	(As Restated)	(As Restated)
Balance at December 31, 2021	—	$—	—	$—	$—	$(155,756)	$—	$4,348	$(151,408)
Contributions prior to recapitalization transaction	—	—	—	—	—	15	—	—	15
Distributions prior to recapitalization transaction	—	—	—	—	—	(147)	—	—	(147)
Net loss prior to recapitalization transaction	—	—	—	—	—	(28,640)	—	—	(28,640)
Cumulative effect of recapitalization transaction	303,307	—	126,178,932	13	41,579	184,528	—	2,490,751	2,716,871
Opening net assets of Lionheart II Holdings, LLC acquired	—	—	—	—	—	—	(21,786)	—	(21,786)
Adjustment for value of derivative on temporary equity	—	—	—	—	10,065	—	—	—	10,065
Conversion of Warrants	316,328	—	—	—	15,641	—	—	(13,444)	2,197
Class A Issuances	2,296,750	—	(230,123)	—	67,991	—	—	(96,144)	(28,153)
Net loss	—	—	—	—	—	—	(3,952)	(133,693)	(137,645)
Balance at September 30, 2022	2,916,385	$—	125,948,809	$13	$135,276	$—	$(25,738)	$2,251,818	$2,361,369

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MSP RECOVERY, INC. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (As Restated)

(Unaudited)

	Nine months ended September 30,
(In thousands)	2023	2022
		(As Restated)
Cash flows from operating activities:
Net loss (1)	$(609,192)	$(225,428)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	182	254
Claims amortization expense	355,481	153,560
Paid in kind interest (1)	204,263	80,947
Change in fair value of derivatives	158	10,065
Change in fair value of warrant liability	(4,406)	1,619
Mark to Market Gain on liability payable in stock	(3,937)	—
Share based compensation	1,875	20,055
Non-cash lease expense	1	—
Deferred income taxes	—	(531)
Allowance for credit losses	5,000	—
Gain on debt extinguishment	—	(63,367)
Gain on sale of intangibles	(4,599)	—
Change in operating assets and liabilities:
Accounts receivable	53	(7,664)
Affiliate receivable (1)	1,594	2,296
Affiliate payable (1)	—	(25,430)
Prepaid expenses and other assets (1)	13,032	(32,609)
Commission payable	284	75
Accounts payable and other current liabilities	8,678	15,394
Net cash used in operating activities	(31,533)	(70,764)
Cash flows from investing activities:
Additions to property, plant, and equipment	(1,641)	(1,863)
Purchases of intangible assets	(600)	(2,700)
Proceeds from sale of intangible assets	10,000	—
Net cash provided by (used in) investing activities	7,759	(4,563)
Cash flows from financing activities:
Proceeds from debt financing	25,000	—
Deferred financing costs	(250)	—
Debt issuance costs	(683)
Proceeds from related party loan (1)	4,950	125,759
Release of temporary equity	(11,420)	—
Repayment of the Claims financing obligation	(2,488)	—
Proceeds from Business Combination	—	12,009
Transaction costs incurred for the Business Combination	—	(49,638)
Issuance of common stock	—	8,804
Issuance of temporary equity	—	2,417
Warrant conversions	243	—
Net cash provided by financing activities	15,352	99,351
(Decrease) increase in cash and cash equivalents and restricted cash	(8,422)	24,024
Cash and cash equivalents and restricted cash at beginning of year	15,081	1,664
Cash and cash equivalents and restricted cash at end of period	$6,659	$25,688

Supplemental disclosure of non-cash investing and financing activities:
Sale of intangible assets	$30,987	$—
Purchase of intangible asset financed by note payable	250,000	—
Release of temporary equity	1,807	—
Original issue discount	16,667	—
Purchase of intangible asset through issuance of Class A common stock	—	10,000
Purchase of intangible asset in accrued expenses	—	48,167
Payment of professional fees through issuance of Class A common stock	2,049	1,326
Transaction costs incurred included in accounts payable and accrued liabilities	—	29,692
Non-cash lease liabilities arising from obtaining right-of-use assets	426	—
Payment of Cano Health payment in shares	61,690

(1)
Balances include related party transactions. See Note 13, Related Party Transactions, for further details.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MSP RECOVERY, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1. DESCRIPTION OF BUSINESS

On May 23, 2022 (the “Closing Date”), MSP Recovery, Inc. d/b/a LifeWallet, a Delaware corporation (formerly known as Lionheart Acquisition Corporation II (“LCAP”)) consummated the previously announced business combination pursuant to that certain Membership Interest Purchase Agreement, dated as of July 11, 2021, as amended (the “MIPA”), by and among the Company, Lionheart II Holdings, LLC, a wholly owned subsidiary of the Company, MSP Recovery, LLC and combined and consolidated subsidiaries (“Legacy MSP”), the members of Legacy MSP (the “Members”), and John H. Ruiz, in his capacity as the representative of the Members (the “Members’ Representative”). Pursuant to the MIPA, the Members sold and assigned all of their membership interests in Legacy MSP to the Company in exchange for non-economic voting shares of Class V common stock, par value $0.0001, of the Company (“Class V Common Stock”) and non-voting economic Class B Units of Opco (“Class B Units,” and each pair consisting of one share of Class V Common Stock and one Class B Unit, an “Up-C Unit”) (such transaction, the “Business Combination”). The Up-C Units are convertible into Class A Common Stock of the Company at the discretion of the holder of the Up-C Unit. See Note 3, Business Combination, for details. Subsequent to the Closing Date, the Company’s sole asset is its equity interest in MSP Recovery, LLC. The Company is the managing member and therefore consolidates Legacy MSP.

Legacy MSP was organized in 2014 as a Medicaid and Medicare Secondary Payer Act recovery specialist. The Company utilizes its proprietary internal data analytics platform to review health Claims assigned by secondary payers such as health plans, MSOs, providers of medical services, and independent physicians associations. This platform allows the Company to identify Claims cost recovery rights with potential recovery paths where Claims either should not have been paid by the secondary payers or should have been reimbursed by third-party entities.

MSP Recovery is assigned recovery rights to Claims by secondary payers via CCRAs. Prior to executing a CCRA, MSP Recovery utilizes its proprietary internal data analytics platform to review the set of Claims of a prospective assignor to identify Claims with probable recovery paths. MSP Recovery’s assets are these irrevocable broad assignments of health Claims recovery rights that are supported by federal and state laws and regulations. MSP Recovery’s operations are primarily conducted in the U.S. and Puerto Rico.

2023 Reverse Stock Split

Effective at 11:59 PM EDT on October 12, 2023, the Company amended its Second Amended and Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware to effect a 1-for-25 reverse stock split of the Company’s common stock (the “Reverse Split”). The Company’s Class A Common Stock began trading post split on October 13, 2023 under the same symbol, LIFW. As a result of the Reverse Split, every 25 shares of the Company’s old common stock were converted into one share of the Company’s new common stock. Fractional shares resulting from the Reverse Split were rounded up to the nearest whole number. The Reverse Split automatically and proportionately adjusted, based on the 1-for-25 split ratio, all issued and outstanding shares of the Company’s common stock, as well as the terms of warrants and other derivative securities outstanding at the time of the effectiveness of the Reverse Split. Proportionate adjustments were made to the per share exercise price and the number of shares issuable upon the exercise of all outstanding stock options and warrants to purchase shares of common stock. Share and per share data (except par value) for the periods presented reflect the effects of the Reverse Split. References to numbers of shares of common stock and per share data in the accompanying financial statements and notes thereto for periods ended prior to October 13, 2023 have been adjusted to reflect the Reverse Split on a retroactive basis. Unless otherwise noted, the share and per share information in this Quarterly Report have been adjusted to give effect to the one-for-twenty-five (1-for-25) Reverse Split.

LifeWallet

As of September 30, 2023, the Company’s investment related to LifeWallet included in the condensed consolidated statement of operations was limited to activity and expenses incurred during the nine months ended September 30, 2023, which amounted to $3.7 million.

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

MSP RECOVERY, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Subsequent to September 30, 2023, the Company entered into the Standby Equity Purchase Agreement (“Yorkville SEPA”) with Yorkville, which replaced the Yorkville Purchase Agreement described above. Pursuant to the Yorkville SEPA, the Company has the right to sell to Yorkville up to $250 million of its shares of common stock, subject to certain limitations and conditions set forth in the Yorkville SEPA, from time to time during the term of the Yorkville SEPA. Sales of the shares of common stock to Yorkville under the Yorkville SEPA, and the timing of any such sales, are at the Company’s option, and the Company is under no obligation to sell any shares of common stock to Yorkville under the Yorkville SEPA except in connection with notices that may be submitted by Yorkville, in certain circumstances as described below.

Upon the satisfaction of the conditions to Yorkville’s purchase obligation set forth in the Yorkville SEPA, including having a registration statement registering the resale of the shares of common stock issuable under the Yorkville SEPA declared effective by the SEC, the Company will have the right, but not the obligation, from time to time at its discretion until the Yorkville SEPA is terminated to direct Yorkville to purchase a specified number of shares of common stock (“Advance”) by delivering written notice to Yorkville (“Advance Notice”). While there is no mandatory minimum amount for any Advance, it may not exceed an amount equal to 100% of the average of the daily traded amount during the five consecutive trading days immediately preceding an Advance Notice.

The shares of common stock purchased pursuant to an Advance delivered by the Company will be purchased at a price equal to (i) 98% of the VWAP of the shares of common stock on the applicable date of delivery of the Advance Notice during regular trading hours on such date or (ii) 97% of the lowest daily VWAP of the shares of common stock during the three consecutive trading days commencing on the date of the delivery of the Advance Notice, other than the daily VWAP on a day in which the daily VWAP is less than a minimum acceptable price as stated by the Company in the Advance Notice or there is no VWAP on the subject trading day. The Company may establish a minimum acceptable price in each Advance Notice below which the Company will not be obligated to make any sales to Yorkville. “VWAP” is defined as the daily volume weighted average price of the shares of common stock for such trading day on the Nasdaq Stock Market during regular trading hours as reported by Bloomberg L.P.

In connection with the Yorkville SEPA, and subject to the condition set forth therein, Yorkville has agreed to advance to the Company in the form of convertible promissory notes (the “Convertible Notes”) an aggregate principal amount of $15.0 million (the “Pre-Paid Advance”). The Pre-Paid Advance was disbursed on November 14, 2023 with respect to $5.0 million and the remaining balance of the Pre-Paid Advance will be disbursed in the amount of (i) $5.0 million on the second trading day after the first amendment to the registration statement registering the resale of the shares of common stock issuable under the Yorkville SEPA being filed and (ii) $5.0 million upon the registration statement registering the resale of the shares of common stock issuable under the Yorkville SEPA being declared effective. The purchase price for the Pre-Paid Advance is 95.0% of the principal amount of the Pre-Paid Advance. If required pursuant to the amended and restated promissory note issued by the Company to Nomura, Yorkville shall pay the aggregate purchase price for the shares of common stock will be offset against an amount outstanding under a promissory note (first towards accrued and unpaid interest, if any, then towards principal equal to 50% of such aggregate purchase price and payment of the remaining 50% of such aggregate purchase price to the Company). Interest shall accrue on the outstanding balance of any Pre-Paid Advance at an annual rate equal to 5.0%, subject to an increase to 18% upon an event of default as described in the Convertible Notes. Yorkville may convert the Convertible Notes into shares of the Company’s common stock at a conversion price equal to the lower of 120% of VWAP the day prior to the date of the closing of each tranche (the “Fixed Price”) or 95% of the lowest daily VWAP during the five consecutive trading days immediately preceding the conversion (the “Conversion Price”), which in no event may the Conversion Price be lower than 20% of the closing price the trading day immediately prior to the signing of the definitive documents (the “Floor Price”). In addition, upon the occurrence and during the continuation of an event of default, the Convertible Notes shall become immediately due and payable and the Company shall pay to Yorkville the principal and interest due thereunder. In no event shall Yorkville be allowed to effect a conversion if such conversion, along with all other shares of common stock beneficially owned by Yorkville and its affiliates would exceed 9.99% of the outstanding shares of the common stock of the Company. If any time on or after November 14, 2023 (i) the daily VWAP is less than the Floor Price for ten consecutive trading days (“Floor Price Trigger”), (ii) the Company has issued substantially all of the shares available under the Exchange Cap (as defined below) (“Exchange Cap Trigger”) or (iii) the Parent is in material breach of the Registration Rights Agreement, dated as of the date hereof, by and between Yorkville and the Company (the “Registration Rights Agreement”) and such breach remains uncured for a period of twenty trading days, or the occurrence of an “Event” (as defined in the Registration Rights Agreement) (“Registration Event Trigger” and collectively with the Floor Price Trigger and the Exchange Cap Trigger, the “Trigger”), then the Company shall make monthly payments to Yorkville beginning on the seventh trading day after the Trigger and continuing monthly in the amount of $1,500,000 plus an 5.0% premium and accrued and unpaid interest. The Exchange Cap Trigger will not apply in the event the Company has obtained the approval from its stockholders in accordance with the rules of Nasdaq Stock Market for the issuance of shares of common stock pursuant to the transactions contemplated in the Convertible Note and the Yorkville SEPA in excess of 19.99% of the aggregate number of shares of common stock issued and outstanding as of the effective date of the Yorkville SEPA (the “Exchange Cap”).

Yorkville, in its sole discretion and providing that there is a balance remaining outstanding under the Convertible Notes, may deliver a notice under the Yorkville SEPA requiring the issuance and sale of shares of common stock to Yorkville at the Conversion Price in consideration of an offset of the Convertible Notes (“Yorkville Advance”). Yorkville, in its sole discretion, may select the amount of any Yorkville Advance, provided that the number of shares issued does not cause Yorkville to exceed the 9.99% ownership

MSP RECOVERY, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

limitation, does not exceed the Exchange Cap or the amount of shares of common stock that are registered. As a result of a Yorkville Advance, the amounts payable under the Convertible Notes will be offset by such amount subject to each Yorkville Advance.

The Company will control the timing and amount of any sales of shares of common stock to Yorkville, except with respect to Yorkville Advances. Actual sales of shares of common stock to Yorkville as an Advance under the Yorkville SEPA will depend on a variety of factors to be determined by the Company from time to time, which may include, among other things, market conditions, the trading price of the Company’s common stock and determinations by the Company as to the appropriate sources of funding for our business and operations.

The Yorkville SEPA will automatically terminate on the earliest to occur of (i) the first day of the month following the 36-month anniversary of the date of the Yorkville SEPA or (ii) the date on which Yorkville shall have made payment of Advances pursuant to the Yorkville SEPA for shares of common stock equal to $250,000,000. The Company has the right to terminate the Yorkville SEPA at no cost or penalty upon five (5) trading days’ prior written notice to Yorkville, provided that there are no outstanding Advance Notices for which shares of common stock need to be issued and the Company has paid all amounts owed to Yorkville pursuant to the Convertible Notes. The Company and Yorkville may also agree to terminate the Yorkville SEPA by mutual written consent. Neither the Company nor Yorkville may assign or transfer the Company’s respective rights and obligations under the Yorkville SEPA, and no provision of the Yorkville SEPA may be modified or waived by the Company or Yorkville other than by an instrument in writing signed by both parties.

The Yorkville SEPA contains customary representations, warranties, conditions and indemnification obligations of the parties. The representations, warranties and covenants contained in such agreements were made only for purposes of such agreements and as of specific dates, were solely for the benefit of the parties to such agreements and may be subject to limitations agreed upon by the contracting parties.

The net proceeds under the Yorkville SEPA to the Company will depend on the frequency and prices at which the Company sells its shares of common stock to Yorkville. The Company expects that any proceeds received from such sales to Yorkville will be used for working capital and general corporate purposes.

Cano Health

On July 7, 2023, the Company issued 7,960,001 unregistered shares of Class A Common Stock (after giving effect to the Reverse Split) to Cano Health, LLC (“Cano”) as payment for $61.7 million in deferred compensation related to the following agreements, which the Company had the option to pay in cash or in stock and has elected to pay in stock, of which (i) 3,225,807 shares of Common Stock were issued as a deferred consideration for the assignment of certain claims pursuant to that certain Purchase Agreement, effective as of September 30, 2022, as amended to date, by and between MSP Recovery and Cano, and (ii) 4,734,194 shares of Common Stock were issued as deferred consideration for the assignment of certain claims pursuant to that certain Amended and Restated Claims Recovery and Assignment Agreement effective as of December 31, 2021, as amended to date, by and between MSP Recovery and Cano. See summary in “Cano Health” in Note 12, Commitments and Contingencies.

Liquidity

As an early-stage growth company, the Company has incurred substantial net losses since inception. As of September 30, 2023, the Company had unrestricted cash and cash equivalents totaling $6.7 million. The Company has incurred recurring losses and negative cash flows since inception and has an accumulated deficit of $62.1 million as of September 30, 2023. For the nine months ended September 30, 2023, the Company used approximately $31.5 million of cash in operations. The Company’s liquidity will depend on the ability to generate substantial Claims recovery income and Claims recovery services income in the near future, the timing of which is uncertain, as well as its ability to secure funding from capital sources. The Company’s principal liquidity needs have been capital expenditures, working capital, debt service and Claims financing obligations.

The Company anticipates sources of liquidity to include the Working Capital Credit Facility as disclosed in Note 10, Claims Financing Obligations and Notes Payable. The Company anticipates having funding through the Working Capital Credit Facility and has taken several actions to address liquidity concerns, including:

MSP RECOVERY, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.
On March 29, 2023, the Company’s subsidiary, Subrogation Holdings, LLC and its parent, MSP Recovery LLP, entered into the Working Capital Credit Facility consisting of commitments to fund up to $48 million in proceeds. See summary in “Hazel Transactions” in Note 10, Claims Financing Obligations and Notes Payable.
2.
On November 13, 2023, the Company entered into the MTA Amendment No. 2 and Amendment to the Amended and Restated Security Agreement (“Second Virage MTA Amendment”), which extended the due date for the payment obligations to Virage to December 31, 2024. See summary in Note 4, Asset Acquisitions. This payment obligation will become a current liability after December 31, 2023, and the Company does not currently have available liquidity to satisfy such obligations.
3.
On November 13, 2023, the Company entered into the Amended and Restated Nomura Promissory Note, which extended the due date to December 31, 2024. See summary in Note 10, Claims Financing Obligations and Notes Payable. Amended and Restated Nomura Promissory Note will become a current liability after December 31, 2023, and the Company does not currently have available liquidity to satisfy said obligation.
4.
On November 14, 2023, the Company entered into the Yorkville SEPA, which included a pre-advancement in the amount of up to $15.0 million in connection with the purchase of the Company’s common stock. See summary above in “Committed Equity Facility” within Note 1, Description of the Business.
5.
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

Notice of Non-Compliance with Nasdaq Listing Requirements

On April 24, 2023, the Company was notified by Nasdaq Listing Qualifications staff (the “Staff”) that the Company was non-compliant with Nasdaq Listing Rule 5250(c)(1) as a result of not having timely filed its 2022 Form 10-K. The Company was also deemed non-compliant with Nasdaq’s Bid Price Requirement as the closing bid price for the Company’s Class A Common Stock had fallen below $1.00 per share for 30 consecutive business days (March 13, 2023 through April 23, 2023). Pursuant to Nasdaq Marketplace Rule 5810(c)(3)(A), the Company was provided with a compliance cure period of 180 calendar days, or until October 23, 2023, to regain compliance with the Bid Price Requirement. On July 27, 2023, the Company filed its 2022 Form 10-K.

On May 24, 2023, the Company was notified by Nasdaq that it was not in compliance with the requirements of Nasdaq Listing Rule 5250(c) as a result of not having timely filed its Form 10-Q for the period ended March 31, 2023 with the SEC. On August 7, 2023, Nasdaq granted the Company an extension until August 30, 2023 to file its Quarterly Reports on Form 10-Q for the quarters ending March 31, 2023 and June 30, 2023. On August 16, 2023, the Company was notified by Nasdaq that it was not in compliance with the requirement of Nasdaq Listing Rule 5250(c)(1) as a result of not having timely filed its Form 10-Q for the period ended June 30, 2023 with the SEC. On August 17, 2023, the Company filed its Quarterly Report on Form 10-Q for the period ending March 31, 2023. The Company has regained compliance with such rule as a result of the filing of the Quarterly Report on Form 10-Q for the period ended June 30, 2023 on August 30, 2023. On August 31, 2023, the Company was notified by Nasdaq that it regained compliance with Nasdaq Listing Rule 5250(c)(1) after having filed its 2022 Form 10-K, and Quarterly Reports on Form 10-Q for the quarters ended March 31, 2023 and June 30, 2023.

On September 5, 2023, the Company received a determination from the Staff that the Company’s Class A Common Stock had a closing bid price of $0.10 or less for 10 consecutive trading days during a compliance period and so, pursuant to Listing Rule 5810(3)(A)(iii), the Staff determined to delist the Company’s securities from The Nasdaq Capital Market (the “Delisting Determination”). Pursuant to the procedures set out in the Nasdaq Listing Rules, the Company appealed the Delisting Determination to a hearing panel (the “Hearing”), which suspended the Delisting Determination until the Hearing, which was scheduled for November 2, 2023. The Company effected the Reverse Stock Split on October 13, 2023, which caused the price of its Class A Common Stock to trade at a level sufficient to regain compliance with Listing Rule 5810(3)(A)(iii), and Listing Rule 5450(a)(1). On October 27, 2023, the Company was notified by the Staff that it had regained compliance with all applicable listing standards, the Hearing was canceled, and that the Company’s stock will continue to be listed and traded on the Nasdaq Stock Market.

MSP RECOVERY, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

Basis of presentation

These statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and, in accordance with those rules and regulations, do not include all information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, the unaudited condensed consolidated interim financial statements (the “Financial Statements”) reflect all adjustments, which consist only of normal recurring adjustments, necessary to state fairly the results of operations, financial condition and cash flows for the interim periods presented herein. Prior to the Business Combination, the Financial Statements reflect Legacy MSP.

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

Correction of Previously Reported Interim Condensed Consolidated Quarterly Financial Statement

The interim condensed consolidated financial statements include corrections to the three and nine months ended September 30, 2022, respectively, which were presented in Note 18 to the audited consolidated financial statements and notes thereto for the fiscal year ended December 31, 2022, in the Company’s fiscal year 2022 Form 10-K filed on July 27, 2023. This restatement corrected errors in the accounting for the indemnification asset, various intangible assets and rights to cash flows, and consolidation of an entity in connection with our business combination.

Description of Restatement of Financial Information

Subsequent to the issuance of the interim financial information as of and for the periods ended June 30, 2022 and September 30, 2022, management identified material errors in such financial information. As disclosed within Note 4, Asset Acquisitions, the Company acquired various intangible assets in connection with the Business Combination. The Company identified an error in the accounting for these acquisitions, in that the Class A market price as of the Closing Date utilized in the valuation included the value of the New Warrants, whereas the Up-C Units provided in the acquisition did not have rights to New Warrants. Therefore, the Class A market price did not equate to the value of the Up-C Units until the opening of the day after the Closing Date when the New Warrants became detached from the Class A shares. This error impacts the intangible assets value that were acquired as of the Closing Date and the resulting amortization of those assets.

In addition, the Company also determined, based on analysis of the rights to cash flows from the Series and the related guaranty obligation, that the Company is the primary beneficiary of the Series, and therefore should consolidate as of the transaction date. This error impacts the intangible assets and indemnification asset value that was acquired as the balance is now reflected in Intangible Assets, net and is therefore amortized rather than recorded as a financial asset; as a result of this change, the indemnification asset is no longer recorded and the Virage Guaranty is accreted through interest expense. The Company’s financial statements should also include the activity of the Series from the date of acquisition as it is now consolidated.

MSP RECOVERY, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

As a result of these errors, the Company determined that the valuation of the asset acquisitions and impacts of consolidating the Series were misstated in the Company’s financial statements for the periods ending June 30 and September 30, 2022. In the following tables, the Company has presented a reconciliation of its unaudited condensed consolidated financial information as originally reported, to the as restated amounts as of and for the three and nine months ended September 30, 2022.

The table below sets forth the unaudited condensed consolidated balance sheet information, including the balances as reported, adjustments and the balances as restated. Note that only amounts that have changed have been disclosed:

	For the reporting period
	September 30, 2022
	As previously	Restatement
(In thousands except per share amounts)	reported	Adjustments	As Restated
ASSETS
Current assets:
Accounts receivable	$7,525	$138	$7,663
Indemnification asset	752,510	(752,510)	—
Total current assets	820,157	(752,372)	67,785
Deferred tax asset	857	(857)	—
Intangible assets, net	2,077,571	1,395,955	3,473,526
Investment in rights to claim recovery cash flows	3,673,610	(3,673,610)	—
Total assets	$6,574,675	$(3,030,884)	$3,543,791

Stockholders’ Equity (Deficit):
Additional paid-in capital	$201,965	$(66,689)	$135,276
Accumulated deficit	(23,537)	(2,201)	(25,738)
Total Stockholders’ Equity (Deficit)	$178,441	$(68,890)	$109,551
Non-controlling interest	5,213,812	(2,961,994)	2,251,818
Total equity	$5,392,253	$(3,030,884)	$2,361,369
Total liabilities and equity	$6,574,675	$(3,030,884)	$3,543,791

The table below sets forth the unaudited condensed consolidated statements of operations, including the balances as reported, adjustments and the as restated balances. Note that only amounts that have changed have been disclosed:

	For the three months ended September 30, 2022			For the nine months ended September 30, 2022
(In thousands except per share amounts)	As Reported	Restatement Adjustments	As Restated	As Reported	Restatement Adjustments	As Restated
Claims recovery income	$2,571	188	$2,759	$3,999	$226	$4,225
Total Claims Recovery	$8,319	$188	$8,507	$21,794	$226	$22,020
Operating expenses
Cost of claim recoveries	1,160	38	1,198	1,861	45	1,906
Claims amortization expense	66,331	45,520	111,851	92,866	60,694	153,560
Professional fees	5,875	29	5,904	10,931	42	10,973
Total operating expenses	88,104	45,587	133,691	157,212	60,781	217,993
Operating Loss	$(79,785)	$(45,399)	$(125,184)	$(135,418)	$(60,555)	$(195,973)
Interest expense	(13,083)	(33,097)	(46,180)	(34,475)	(46,472)	(80,947)
Net loss before provision for income taxes	$(27,060)	$(78,496)	$(105,556)	$(118,401)	$(107,027)	$(225,428)
Provision for income tax benefit (expense)	-	-	-	326	(326)	-
Net loss	$(27,060)	$(78,496)	$(105,556)	$(118,075)	$(107,353)	$(225,428)
Less: Net (income) loss attributable to non-controlling members	26,597	76,887	103,484	116,324	105,152	221,476
Net loss attributable to controlling members	$(463)	$(1,609)	$(2,072)	$(1,751)	$(2,201)	$(3,952)

Basic and diluted weighted average shares outstanding, Class A Common Stock	2,761,476	N/A	2,761,476	2,125,539	N/A	2,125,539
Basic and diluted net income per share, Class A Common Stock	$(0.17)	N/A	$(0.75)	$(0.82)	N/A	$(1.86)

MSP RECOVERY, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The table below sets forth the unaudited condensed consolidated statements of cash flows, including balances as reported, adjustments and balances as restated amounts. Note that only amounts that have changed have been disclosed:

	For the nine months ended September 30, 2022
(In thousands)	As Previously Reported	Restatement Adjustments	As Restated
Cash flows from operating activities:
Net loss	$(118,075)	$(107,353)	$(225,428)
Claims amortization expense	92,866	60,694	153,560
Paid in kind interest	34,475	46,472	80,947
Deferred income taxes	(857)	326	(531)
Accounts receivable	(7,525)	(139)	(7,664)
Net cash used in operating activities	$(70,764)	$—	$(70,764)
Net cash used in investing activities	$(4,563)	$—	$(4,563)
Net cash provided by financing activities	$99,351	$—	$99,351

The table below sets forth the unaudited condensed consolidated statements of changes in equity, including balances as reported, adjustments and balances as restated amounts. Note that only amounts that have changed have been disclosed:

	For the reporting period September 30, 2022
	As Previously Reported				Restatement Adjustments				As Restated
(In thousands except shares)	Additional Paid-in Capital	Accumulated Deficit	Non- Controlling Interests	Total Equity	Additional Paid-in Capital	Accumulated Deficit	Non- Controlling Interests	Total Equity	Additional Paid-in Capital	Accumulated Deficit	Non- Controlling Interests	Total Equity
Balance at December 31, 2021	$—	$—	$4,348	$(151,408)					$—	$—	$4,348	$(151,408)
Contributions prior to recapitalization transaction	—	—	—	15					—	—	—	15
Distributions prior to recapitalization transaction	—	—	—	(147)					—	—	—	(147)
Net loss prior to recapitalization transaction	—	—	—	(28,640)					—	—	—	(28,640)
Cumulative effect of recapitalization transaction	49,075	—	5,406,736	5,640,352	(7,496)		(2,915,985)	(2,923,481)	41,579	—	2,490,751	2,716,871
Opening net assets of Lionheart II Holdings, LLC acquired	—	(21,786)	—	(21,786)					—	(21,786)	—	(21,786)
Adjustment for value of derivative on temporary equity	10,065	—	—	10,065					10,065	—	—	10,065
Conversion of Warrants	22,896	—	(13,444)	9,452	(7,255)			(7,255)	15,641	—	(13,444)	2,197
Class A Issuances	119,929	—	(96,144)	23,785	(51,938)			(51,938)	67,991	—	(96,144)	(28,153)
Net loss	—	(1,751)	(87,684)	(89,435)		(2,201)	(46,009)	(48,210)	—	(3,952)	(133,693)	(137,645)
Balance at September 30, 2022	$201,965	$(23,537)	$5,213,812	$5,392,253	$(66,689)	$(2,201)	$(2,961,994)	$(3,030,884)	$135,276	$(25,738)	$2,251,818	$2,361,369

MSP RECOVERY, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Estimates and Assumptions

The preparation of Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting periods. Actual results could differ from the Company’s estimates. Estimates are periodically reviewed considering changes in circumstances, facts, and experience. Changes in estimates are recorded in the period in which they become known. Significant estimates and assumptions reflected in these Financial Statements include, but are not limited to, Claims recovery income and Claims recovery service income recognition, recoverability of long-lived assets, and cost of Claims recoveries.

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

Non-controlling Interests

As part of the Business Combination and described in Note 3, Business Combination, the Company became the managing member of MSP Recovery, which is consolidated as the Company controls the operating decisions of MSP Recovery. The non-controlling interest relates to the Up-C Units that are convertible into Class A Common Stock of the Company at the discretion of the holder of the Up-C Unit. The Up-C Unit holders retained approximately 99.76% of the economic ownership percentage of the Company as of the Closing Date. The non-controlling interest is classified as permanent equity within the condensed consolidated balance sheet of the Company. As of September 30, 2023, based on the Class A Common Stock issuances during the period, the non-controlling interest of Class V Common Stock shareholders was 90.01%.

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

Claims Recovery Service Income

For the three and nine months ended September 30, 2023 and 2022, the majority of the Company’s Claims recovery service income was related to a servicing agreements with VRM MSP and MSP RH Series 01. As part of the Business Combination, the Company acquired rights to cash flows in the assets, after certain required returns to VRM MSP, that had been part of the servicing agreement. As part of this acquisition, the Company no longer receives service income from this agreement and consolidates the entity in which the Company acquired rights to cash flow in the assets as outlined in Note 4, Asset Acquisitions.

In connection with the Hazel transactions discussed in Note 4, Asset Acquisitions, the Company terminated its service agreement with MSP Recovery RH Series 01, an affiliate of Hazel.

Recent Accounting Pronouncements

New Accounting Pronouncements Recently Adopted

ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses. In 2016 and subsequently, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments including subsequent amendments to the initial guidance: ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825. Financial Instruments, ASU 2019-05, Financial Instruments – Credit Losses (Topic 326): Targeted Transition Relief, ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments – Credit Losses. ASU 326, and ASU 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures and related amendments require credit losses on financial instruments measured at amortized cost basis to be presented at the net amount expected to be collected, replacing the current incurred loss approach with an expected loss methodology that is referred to as CECL. This ASU is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. The Company adopted this guidance on January 1, 2023 and it had no material impact on our Financial Statements.

MSP RECOVERY, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 3. BUSINESS COMBINATION

On May 23, 2022, MSP Recovery, Inc. consummated the Business Combination pursuant to that certain Membership Interest Purchase Agreement, dated as of July 11, 2021, as amended (the “MIPA”), by and among the Company, Lionheart II Holdings, LLC, a wholly owned subsidiary of the Company, MSP Recovery, LLC and combined and consolidated subsidiaries (“Legacy MSP”), the members of Legacy MSP (the “Members”), and John H. Ruiz, in his capacity as the representative of the Members (the “Members’ Representative”). Pursuant to the MIPA, the Members sold and assigned all of their membership interests in Legacy MSP to the Company in exchange for non-economic voting shares of Class V common stock, par value $0.0001, of the Company (“Class V Common Stock”) and non-voting economic Class B Units of Opco (“Class B Units,” and each pair consisting of one share of Class V Common Stock and one Class B Unit, an “Up-C Unit”) (such transaction, the “Business Combination”). Subsequent to the Closing Date, the Company’s sole asset is its equity interest in MSP Recovery.

As a result of the closing of the Business Combination (the “Closing”), the Company is organized in an “Up-C” structure in which all of the business of Legacy MSP and its subsidiaries is held directly or indirectly by the Company, the Company is the managing member and consolidates Legacy MSP. The Company owns all of the voting economic Class A Units and the Members and their designees own all of the non-voting economic Class B Units in accordance with the terms of the first amended and restated limited liability company agreement of the Company. Each Up-C Unit may be exchanged for either, at the Company’s option, (a) cash or (b) one share of Class A Common Stock, subject to the provisions set forth in the LLC Agreement. The aggregate consideration paid to the Members (or their designees) at the Closing consisted of (i) 130,000,000 Up-C Units and (ii) rights to receive payments under the Tax Receivable Agreement, discussed in detail above. Of the 130,000,000 Up-C Units, 126,178,932 Up-C Units were issued in connection with the Closing and 3,821,069 Units were designated to the Company and Opco for cancellation (“Canceled Units”). Since the Closing, the Company has issued 2,000,880 Up-C Units to certain designated persons and intends to further issue shares of Class A Common Stock in respect of transaction-related bonuses or certain other designated persons, which together with the 2,000,880 Up-C Units, would be equivalent in number to the Canceled Units.

In connection with the Closing, the Company changed its name from “Lionheart Acquisition Corporation II” to “MSP Recovery, Inc.” The Business Combination is accounted for as a reverse recapitalization in accordance with GAAP. Under this method of accounting, the Company is treated as the acquired for financial statement reporting purposes. The reverse recapitalization was treated as the equivalent of Legacy MSP issuing stock for the net assets of LCAP, accompanied by a recapitalization. The net assets of LCAP are stated at historical cost, with no goodwill or other intangible assets recorded.

The Company received net proceeds in the business combination transaction of approximately $23.4 million, which includes the restricted cash received as part of FEF shares as defined in Note 15, Derivative Liability. The Company incurred direct and incremental costs of approximately $79.2 million related to the Business Combination, which consisted primarily of investment banking, legal, accounting, and other professional fees. These transaction-related costs were recorded as a reduction of additional paid-in capital in the condensed consolidated balance sheets. During the nine months ended September 30, 2023, the Company and CF agreed to terminate their OTC Equity Prepaid Forward Transaction. As a result of this termination, the restricted cash received as part of FEF shares amounting to $11.4 million was released and paid to Cantor.

Warrants

As part of the Business Combination transaction, the Company assumed the liability related to the LCAP public warrants (“Public Warrants”) of $12.5 million. Pursuant to the terms of the Existing Warrant Agreement, and after giving effect to the issuance of the New Warrants, as defined below, the exercise price of the Public Warrants decreased to a Reverse Split adjusted $0.0025 per share of Class A Common Stock. During the period from the Closing Date to September 30, 2023, approximately 8.7 million warrants of the original 11.8 million warrants have been exercised and the fair value of the remaining warrants decreased resulting in other income for the three and nine months ended September 30, 2023 and 2022. Following anti-dilution adjustments made in connection with the Business Combination, and adjusted for the Reverse Split, the Public Warrants have an exercise price of $0.0025 per share, which have become exercisable as of 10 days after closing of the Business Combination, on a cashless basis.

Additionally, in connection with the Business Combination, the Company declared the New Warrant dividend comprising approximately 1,028 million New Warrants payable to the holders of record of the Class A Common Stock as of the close of business on the Closing Date, after giving effect to the waiver of the right, title, and interest in, to or under, participation in any such dividend by the Members, on behalf of themselves and any of their designees. The New Warrants will be exercisable 30 days following the Closing Date until their expiration date, which will be the fifth anniversary of the Closing Date or earlier redemption. The record date for the determination of the holders of record of the outstanding shares of Class A Common Stock entitled to receive the New Warrant dividend was the close of business on the Closing Date. Pursuant to the terms of the LLC Agreement, at least twice a month, to the extent any New Warrants have been exercised in accordance with their terms, the Company is required to purchase from the MSP Principals, proportionately, the number of Up-C Units or shares of Class A Common Stock owned by such MSP Principal equal to the aggregate exercise price divided by the warrant exercise price in exchange for the aggregate exercise price. The Company determined that the New Warrants instruments meet the equity scope exception in ASC 815 to be classified in stockholders’ equity, and as the repurchase right

MSP RECOVERY, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

noted above has a mirrored value designed to offset the New Warrants, if exercised would be an equity only transaction. The New Warrants are each exercisable for 1/25th of one share of Class A Common Stock at a Reverse Split adjusted exercise price of $287.50 per whole share. The New Warrants must be exercised in lots of 25, as no fractional shares will be issued as a result of their exercise. The New Warrants are subject to certain anti-dilution adjustments.

Public Warrants and New Warrants are currently listed on Nasdaq under the symbols “LIFWZ” and “LIFWW,” respectively.

Tax Receivable Agreement

In connection with the Business Combination, the Company also entered into a Tax Receivable Agreement (the “TRA”). Pursuant to the TRA, the Company is required to pay the sellers 85% of the amount of tax benefits that the Company actually realizes as a result of (i) the Company’s direct and indirect allocable share of existing tax basis acquired in the Business Combination, (ii) increases in the Company’s allocable share of existing tax basis and tax basis adjustments that will increase the tax basis of the tangible and intangible assets of the Company as a result of the Business Combination and as a result of sales or exchanges of Up-C Units for cash or shares of Class A Common Stock, and (iii) certain other tax benefits related to entering into the Tax Receivable Agreement, including tax benefits attributable to payments under the Tax Receivable Agreement. During the three and nine months ended September 30, 2023, 0.0 million and 1.7 million, respectively, of Class V units were exchanged for Class A Common Stock of the Company. The Company receives an increase in its share of the tax basis in the net assets of MSP Recovery, LLC due to the interests being redeemed. The Company has assessed the realizability of the net deferred tax assets and in that analysis has considered the relevant positive and negative evidence available to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The Company has recorded a full valuation allowance against the deferred tax assets as of September 30, 2023, which will be maintained until there is sufficient evidence to support the reversal of all or some portion of these allowances. As the tax benefits associated with the TRA have not been recognized, based on estimates of future taxable income, the Company has concluded it is not probable to recognize any tax receivable agreement liability. If the valuation allowance recorded against the deferred tax assets is released in a future period, the TRA liability may be considered probable at that time and recorded within earnings.

Non-Controlling interest

As a result of the Business Combination, the Company reflects non-controlling interests as a result of the Up-C structure. The Company holds all of the voting Class A Units of Opco, whereas the Members (or their designees) hold all of the non-voting economic Class B Units of Opco (these Class B Units represent the non-controlling interest in the Company). The ownership percentage of Class V Common Stock held in the post-combination Company by the Members (or their designees) will be equivalent to the number of Class B Units of Opco, and as such, reflects the non-controlling interest in the Company, which is equivalent to the Class V Common Stock ownership percentage. See Note 11, Noncontrolling Interest, for more information on ownership interests in the Company.

Amended and Restated Nomura Promissory Note

On May 27, 2022, the Company issued an unsecured promissory note to Nomura in a principal amount of approximately $24.5 million related to advisory fees and deferred underwriting fees and expenses that became due and payable by the Company to Nomura, in connection with the consummation of the Business Combination. On April 12, 2023, the Company amended the promissory note, increasing the principal amount to approximately $26.3 million and extending the maturity date of the promissory note to September 30, 2024. On November 13, 2023, the Company entered into the Amended and Restated Nomura Promissory Note to (a) increase the principal amount to approximately $28.9 million, (b) extend the maturity date to December 31, 2024 and (c) permit the Company to use the proceeds of an at-the-market offering to repay indebtedness incurred by the Company for which the proceeds are used for operating expenses, subject to certain enumerated restrictions. The Amended and Restated Nomura Promissory Note carries an interest rate of 16% per annum and is payable in kind or in cash, at the Company’s discretion, every 30 calendar days after November 13, 2023. Upon two days prior written notice to Nomura, the Company may prepay all or any portion of the then outstanding principal amount under the Amended and Restated Nomura Promissory Note together with all accrued and unpaid interest thereon. The balance of the unsecured Amended and Restated Nomura Promissory Note and related interest are included within Claims financing obligations and notes payable in the condensed consolidated balance sheet. Refer to Note 10, Claims Financing Obligations and Notes Payable.

Note 4. ASSET ACQUISITIONS

VRM

On May 23, 2022 as part of the Closing of the Business Combination, the Company acquired assets through the issuance of Up-C Units. In exchange for approximately 7.9 million Up-C Units (after giving effect to the Reverse Split), the Company acquired Claims previously held by Series MRCS, an affiliate of the Company. The Claims are included as Intangible Assets, net in the condensed consolidated balance sheet.

The Claims are held at cost, which was determined using the opening market price of the Company’s Class A Common Stock as of the day subsequent to the Closing Date discounted by 4.5% or lack of marketability due to timing before shares are sellable. The Company determined the appropriate measurement date was the opening of the first trading day of the Class A Common Stock after the

MSP RECOVERY, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Closing Date as this reflects the equivalent value of the Up-C Units provided to the sellers. The Up-C Units provided to the sellers did not include New Warrants, and as such, the Class A Common Stock value excluding the New Warrants was reflected at the Close of the first trading day after the Closing Date. The Claims are treated as finite life intangible assets similar to other Claims that the Company has acquired and have a useful life of eight years. For further details on this Claims acquisition, see Note 7, Intangible Assets, Net.

On May 23, 2022 as part of the Closing of the Business Combination, the Company acquired assets through the issuance of Up-C Units. In exchange for approximately 14.3 million Up-C Units (after giving effect to the Reverse Split), the Company acquired the rights to receive the distributable net proceeds (the “Proceeds”) of a portfolio of Claims owned by VRM MSP, a Delaware limited liability company and joint investment vehicle of VRM and Series MRCS. Under this asset acquisition structure, the Company determined that the arrangements to acquire the rights to proceeds from certain Claims recovery rights along with the guarantee of the VRM Full Return (noted and defined below) result in the Company consolidating the Series. Upon consolidation, the Company included the value of the Up-C Units provided and the value of the guarantee as Intangible Assets, net in the condensed consolidated balance sheet. These are held at cost and treated as finite life intangible assets similar to other CCRAs that the Company has acquired, and have a useful life of eight years.

In connection with such transaction the Company agreed to pay Virage an amount equal to the contributions by Virage to VRM MSP plus an annual rate of return of 20% (the “VRM Full Return”). Pursuant to the terms of the agreement with Virage, such amount is payable exclusively by any of the following means (or any combination thereof): (a) the Proceeds, (b) a sale of certain reserved shares of Messrs. John Ruiz and Frank Quesada, and the delivery of the resulting net cash proceeds thereof to VRM, or (c) a sale of shares by the Company and delivery of the net cash proceeds thereof to VRM. The amount of the VRM Full Return was $900.5 million as of September 30, 2023.

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

On April 12, 2023, the Company and Messrs. Quesada and Ruiz entered into an amendment (the “Virage MTA Amendment”) to the agreement with Virage and the related Guaranty pursuant to which the payment date for the VRM Full Return was extended from May 23, 2023 until September 30, 2024, subject to acceleration upon certain triggering events. Subsequent to September 30, 2023, the maturity date was extended to December 31, 2024. In addition, the Virage MTA Amendment changed the payment methods to Virage to exclusively be, in the following order of priority: (a) the Proceeds and any other sources of revenue or liquidity of the Company (and its subsidiaries) that are not encumbered by a lien of a party other than Virage and to the extent such revenues and liquidity exceed the amount of net of revenues necessary to establish and maintain an operating reserve of $70.0 million (reduced to $47.5 million on July 24, 2023) for certain Company expenses, (b) a sale of certain reserved shares of Messrs. John Ruiz and Frank Quesada, and the delivery of the resulting net cash proceeds thereof to VRM, (c) Parent’s sale of additional shares and delivery of proceeds to Virage, subject to certain anti-dilution provisions, (d) if not satisfied by the foregoing, a sale of other shares of the Company by Messrs. John Ruiz and Frank Quesada, and the delivery of the resulting net cash proceeds thereof to VRM; provided that if the VRM Full Return is not fully paid by September 30, 2024 the VRM Full Return shall be payable by any of such payment methods in any order of priority.

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

The Virage warrant, if issued will be recorded at fair value on or after January 1, 2024. The Company recorded interest expense related to Virage MTA Amendment as of September 30, 2023 of $43.7 million. The accrued interest expense related to the Virage MTA Amendment is reflected in Interest Payable on the condensed consolidated Balance Sheet as of September 30, 2023.

On November 13, 2023, the Company entered into the Second Virage MTA Amendment that extended the final payment date of the VRM Full Return to December 31, 2024, subject to acceleration upon certain triggering events. In addition, the Second Virage MTA Amendment (a) changed the minimum operating reserve from $47.5 million to the budget of the Company (plus applicable taxes) plus 10% and (b) requires Virage and the Company negotiate and agree on a form of initial warrant and monthly warrant by no later than December 1, 2023. The payment obligations will become a current liability after December 31, 2023, and the Company does not currently have available liquidity to satisfy said obligation.

VRM Swap

On July 28, 2023, VRM exercised its option to exchange Claims with service dates prior to January 1, 2014 for more recent Claims. To do so, the VRM MSP agreement was amended to reflect that: (a) rights to recovery proceeds arising from Claims held by VRM MSP, with dates of service before January 1, 2014, were transferred to MSP Recovery; (b) MSP Recovery contributed to VRM MSP in the form of in-kind ownership interests to certain Series entities holding Claims; and (c) as a result of such capital contributions, MSP Recovery was admitted as a member of VRM MSP.

The contribution of certain Series (holding certain CCRAs) by MSP Recovery into VRM MSP is considered a common control transaction, given that the Company consolidates Series before and after such transfers. In addition, the Company analyzed being admitted as a member of VRM MSP and concluded to apply Investments in Equity Method guidance under ASC 323. The Company initially measured and recorded its equity method investment in VRM MSP using a cost accumulation model; however, in consolidation, the investment in VRM MSP is eliminated, with the CCRA intangible assets remaining on the balance sheet under the “Intangible assets” line item. The investment in VRM MSP will reflect a zero balance. In addition, given VRM MSP’s primary assets are the CCRAs, VRM MSP’s ability to generate any earnings (not already reported via MSP Recovery consolidation of Series), is negligible; therefore, MSP Recovery does not expect any significant earnings from VRM MSP.

Hazel Transactions

Claims Transactions and Purchase Money Loan

On March 29, 2023, the Company acquired a controlling interest in nine legal entities, whose sole assets are CCRAs, from Hazel Holdings I LLC (together with its affiliates, “Hazel”). This is referred to as the “Claims Purchase.” The purchase price for the Claims Purchase was funded by (i) a purchase money loan between Hazel, as a lender, and the Company, as a borrower, in the amount of $250 million (the “Purchase Money Loan”) and (ii) proceeds from the sale of certain, separate CCRAs in the Claims Sale (as defined below).

Also, on March 29, 2023, the Company sold a controlling interest in three legal entities whose sole assets are CCRAs to Hazel. The agreement provided that the Company and Hazel would share in the recovery proceeds therefrom, in accordance with an agreed waterfall after Hazel had realized the first $150 million in claims recoveries. This transaction is referred to as the “Claims Sale,” and together with the Claims Purchase, the “Claims Transactions.”

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

MSP RECOVERY, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Note 5. INVESTMENT IN EQUITY METHOD INVESTEES

The Company holds three investments which are accounted for using the equity method: MAO-MSO Recovery II LLC Series PMPI (“Series PMPI”), MAO-MSO Recovery LLC, and MAO-MSO Recovery II LLC (collectively, the “MAO-MSO entities”).

Series PMPI is a series of MAO-MSO Recovery II LLC. The Company exercises significant influence over the operating and financial activities of Series PMPI, but does not exercise control of the entity. In accordance with Series PMPI’s operating agreement, the controlling member is entitled to a preferred return of 20% per annum (the “Preferred Return”). Once the Preferred Return has been met, the controlling member is entitled to 50% of claims recoveries by PMPI. The noncontrolling member is allocated 100% of the costs of PMPI. Since the Preferred Return exceeds the total members’ equity of PMPI as of both September 30, 2023 and December 31, 2022, the value of the equity method investment in the condensed consolidated balance sheet is $0.

The MAO-MSO entities are Delaware limited liability companies formed as master series entities whose central operations are to form other series legal entities that will hold and pursue claims recovery rights. The MAO-MSO entities are not designed to hold or pursue claims recoveries themselves. The Company holds a 50% economic interest in both entities and has significant influence through its equity investment, but does not control either entity. As equity method investments, the Company recognizes its proportionate share of net earnings or losses as equity earnings in Other income. The activity of these entities has been insignificant for the three and nine months ended September 30, 2023 and 2022. Since the Company did not make a contribution to the MAO-MSO entities, and the entities have recorded losses, the value of the equity method investment in the condensed consolidated balance sheets is $0 as of both September 30, 2023 and December 31, 2022.

Summary financial information for equity accounted investees, not adjusted for the percentage ownership of the Company is as follows:

	For the three months ended September 30,		For the nine months ended September 30,
Series PMPI (in thousands)	2023	2022	2023	2022
Revenue	$8	$16	$8	$16
Amortization	500	500	1,500	1,500
Other expenses	—	8	—	8
Loss	(492)	(492)	(1,492)	(1,492)

Series PMPI (in thousands)	September 30, 2023	December 31, 2022
Total Assets	$1,874	3,341
Total Liabilities	$309	274

Note 6. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net consist of the following:

	September 30,	December 31,
(In thousands)	2023	2022
Office and computer equipment	$434	$430
Leasehold improvements	113	113
Internally developed software	5,687	4,050
Other software	67	68
Property, plant and equipment, gross	$6,301	$4,661
Less: accumulated depreciation and amortization of software	(1,411)	(1,229)
Property, plant and equipment, net	$4,890	$3,432

For the three and nine months ended September 30, 2023 and 2022, depreciation expense and amortization expense was $0.1 million and $0.2 million, respectively, and $0.1 million and $0.3 million, respectively.

MSP RECOVERY, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 7. INTANGIBLE ASSETS, NET

The Company holds CCRAs held by Series MRCS, which were acquired through the issuance of equity as part of the Business Combination in 2022 and additional acquisitions of additional CCRAs throughout 2022 and 2023. These assets are held at cost and treated as a finite intangible asset with a useful life of eight years.

Intangible assets, net consists of the following:

(in thousands)	September 30, 2023	December 31, 2022
Intangible assets, gross	$3,872,256	$3,630,823
Accumulated amortization	(618,549)	(267,667)
Net	$3,253,707	$3,363,156

During the nine months ended September 30, 2023, the Company purchased $286.9 million of CCRAs included in Intangible Assets, net, of which $285.5 million was through the Hazel transaction (See Note 4, Asset Acquisitions), $0.8 million was through a Class A Common Stock issuance in July 2023 and $0.6 million was paid in cash.

For the three and nine months ended September 30, 2023 and 2022, claims amortization expense was $121.0 million and $355.5 million, respectively, and $111.9 million and $153.6 million, respectively.

Future amortization for CCRAs, for the remainder of 2023 and thereafter is expected to be as follows:

(in thousands)	CCRAs Amortization
2023	121,008
2024	483,959
2025	483,907
2026	483,907
2027	483,907
Thereafter	1,197,019
Total	$3,253,707

There were no impairment indicators in the nine months ended September 30, 2023 and 2022 related to the intangible assets. The Company monitors intangible assets for potential impairment indicators, including, but not limited to, assumptions regarding the amount and timing of future collections derived from its CCRAs. The Company continues to pursue recoveries from various parties under rights held through its CCRAs; however, extended delays may result in future impairment of the Company’s intangible assets.

The following table presents the changes in the Company’s intangibles assets for nine months ended September 30, 2023:

(in thousands)	Intangible Assets
Balance as of December 31, 2022	$3,363,156
Acquisitions of CCRAs	286,929
Amortization expense	(355,481)
Sale of CCRAs	(40,897)
Total	$3,253,707

Note 8. LEASES

The Company leases office space under a non-cancellable operating lease which commenced in September 2023 and expires August 2026. Prior to this lease, the Company held a short-term lease, therefore the Company recorded an initial ROU asset and lease liability upon signing the new lease agreement. Lease expense for both three and nine months ended September 30, 2023 amounted to $13.2 thousand.

In addition, the Company rents an office space from the Law Firm, which is on a month-to-month basis and therefore is not included within the ROU Asset and Lease liability nor in the future minimum lease payments below. Short-term rent expense for the three and nine months ended September 30, 2023 and 2022 was $0.3 million and $0.9 million, respectively, and $0.2 million and $0.6 million, respectively.

The presentation of right-of-use assets and lease liabilities in the condensed consolidated balance sheet is as follows:

MSP RECOVERY, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

		September 30,
(In thousands)	Classification	2023
Assets
Right-of-use asset	Right-of-use assets	$368
Total Leased Assets		$368

Liabilities
Current
Operating lease liability	Other current liabilities	$(104)
Non-current
Operating lease liability	Lease liabilities	$(264)
Total Lease Liability		$(368)

The future minimum lease payments under non-cancellable operating leases as of September 30, 2023 for the next five years and thereafter are as follows:

(in thousands)
Remainder of 2023	$38
2024	153
2025	157
2026	107
2027	—
Thereafter	—
Total minimum payments required	455
Less: implied interest	(87)
Present value of lease liabilities	$368

Note 9. VARIABLE INTEREST ENTITIES

Investments in Consolidated Variable Interest Entities

The Company evaluates its ownership, contractual, and other interests in entities to determine if they are VIEs, if the Company has a variable interest in those entities, and the nature and extent of those interests. These evaluations are highly complex and involve management judgment and the use of estimates and assumptions based on available historical information, among other factors. Based on its evaluations, if the Company determines it is the primary beneficiary of such VIEs, it consolidates such entities into its financial statements. The VIEs information below is presented on an aggregate basis based on similar risk and reward characteristics and MSP Recovery’s involvement with the VIEs.

The Company includes a number of entities that are determined to be VIEs and for which the common control group can direct the use of the entities’ assets and resources for other purposes. The Company consolidates VIEs in which one of the combined entities is the primary beneficiary.

The assets of the consolidated VIEs may only be used to settle obligations of these VIEs and to settle any investors’ ownership liquidation requests. There is no recourse to MSP Recovery for the consolidated VIEs’ liabilities. The assets of the consolidated VIEs are not available to MSP Recovery’s creditors.

Total assets and liabilities included in its condensed consolidated balance sheets for these VIEs were $2.3 billion and $0.4 million, respectively, as of September 30, 2023 and $2.3 billion and $0.4 million, respectively, as of December 31, 2022. The assets at September 30, 2023 and December 31, 2022 include the Intangible Assets, net included in the Series of $2.0 billion and $2.3 billion, respectively.

Investments in Unconsolidated Variable Interest Entities

The Company is involved with VIEs in which it has investments in equity but does not consolidate because it does not have the power to direct the activities that most significantly impact their economic performance and thus is not considered the primary beneficiary of the entities. Those VIEs are reflected as equity method investments.

Total assets and liabilities for these VIEs were $1.9 million and $1.0 million, respectively, at September 30, 2023 and $3.4 million and $0.3 million, respectively, at December 31, 2022.

MSP RECOVERY, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Generally, MSP Recovery’s exposure is limited to its investment in those VIEs (see Note 5, Investment in Equity Method Investees). For MAO-MSO Recovery II, LLC and Series PMPI, MSP Recovery may be exposed to providing additional recovery services at its own cost if recovery proceeds allocated to it are insufficient to recover the costs of those services. MSP Recovery does not have any other exposures or any obligation to provide additional funding.

VRM MSP

As discussed in Note 4, Asset Acquisitions, the Company became a member of VRM MSP through the contribution of certain Series (holding certain CCRAs) by MSP Recovery into VRM MSP, which was considered a common control transaction. The Company determined, based on analysis of the rights to cash flows from the Series and the related guaranty obligation, that the Company is the primary beneficiary of the Series entities, and therefore should consolidate as of the transaction date. The Company consolidates the Series held within VRM MSP, however does not consolidate VRM MSP itself.

Refer to Note 4, Asset Acquisitions, for additional information on this VRM MSP transaction.

Note 10. CLAIMS FINANCING OBLIGATIONS AND NOTES PAYABLE

Based on claims financing obligations and notes payable agreements, as of September 30, 2023 and December 31, 2022, the present value of amounts owed under these obligations were $529.2 million and $198.5 million, respectively, including capitalized interest. The weighted average interest rate is 14.5% based on the current book value of $529.2 million with rates that range from 2% to 20%. The Company is expected to repay these obligations from cash flows from claim recovery income or potentially for the renegotiated debt through class A common stock issuances.

As of September 30, 2023, the minimum required payments on these agreements are $678.1 million. Certain of these agreements have priority of payment regarding any proceeds until full payment of the balance due is satisfied. The maturity of the commitments range from the date sufficient claims recoveries are received to cover the required return or in some cases by 2031.

Brickell Key Investment Amendment

In 2015, the Company entered into a Claims Proceeds Investment Agreement (“CPIA”), as amended, with Brickell Key Investments LP (the “Holder”). Pursuant to the CPIA, as amended, the Company grants to the Holder the right to purchase Class A common shares in the Company (the “Class A Shares”) up to a maximum amount of 2,666,667 (the “Amount”) for a purchase price equal to $6,666.67 ($0.0025 per Class A Share), and is payable in cash. This Warrant (the “Warrant”) will expire at 5:00 p.m. (Eastern Time), on September 30, 2027 and may be exercised in whole or in part by Holder at any time prior to such date. In exchange for the Company issuing the Warrant, the amounts owed to the Holder pursuant to CPIA are amended to equal $80 million. The Holder has the right to receive the $80 million owed through proceeds as outlined in the CPIA, cash paid by the Company or monetization of the Warrant (through the sale of the Warrant or sale of the underlying Class A Shares). If the Holder monetizes the Warrant, the amount owed will be reduced at a measure of $30.00 per Class A Share. In connection with the Amendment and Warrant Agreement, the Holder also executed a Stock Pledge Agreement (the “Pledge Agreement”) with Legacy MSP founders, John H. Ruiz and Frank C. Quesada (the “Founders”). As part of the Pledge Agreement, the Founders agreed to pledge 50 million shares to secure payment of the original principal amount of the CPIA. In addition, the Pledge Agreement provides the right to repurchase the Warrant from the Holder on or before June 30, 2023. The Founders entered into an agreement with the Company where this repurchase right has been assigned to the Company (the “Side Agreement”). As the Company has, at its option, the ability to pay its obligation through cash proceeds or through monetization of the Warrants, the $80.0 million of amounts owed as of September 30, 2023 was included as Claims financing obligation and notes payable on the condensed consolidated balance sheet.

The Founders did not exercise the option to repurchase the Warrants on or before June 30, 2023. The Company recognized the Warrants at fair value which, considering the price of the Company’s common stock was below $30.00 as of September 30, 2023, it was determined to be zero.

Hazel Working Capital Credit Facility and Hazel Purchase Money Loan

On March 29, 2023, the Company’s subsidiary, Subrogation Holdings, LLC, entered into an Amended and Restated Credit Agreement (the “Working Capital Credit Facility”) with Hazel Partners Holdings LLC (“HPH”), an affiliate of Hazel, as the lender and administrative agent, which provides for up to $80 million (with a 40% original issue discount), consisting of a Term Loan A commitment to fund up to $30 million in proceeds (in multiple installments), and a Term Loan B Commitment to fund up to $18 million in proceeds (in multiple installments), the funding of each conditioned on certain milestones. An initial $10 million in proceeds was drawn under the Term Loan A on March 6, 2023. On March 29, 2023, an additional $5 million was disbursed to the Company under the Term Loan A. On May 11, 2023 and June 13, 2023, HPH notified the Company’s subsidiary, Subrogation Holdings, LLC, that it would not disburse additional funds under the Working Capital Credit Facility until the Company satisfied certain funding conditions, including the filing of Annual Report on Form 10-K for the year ending December 31, 2022, which was filed on July 27, 2023.

MSP RECOVERY, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The parties subsequently agreed that $5.5 million would be funded under Term Loan A in accordance with the terms of the Working Capital Credit Facility subsequent to the filing of the 2022 Form 10-K and receipt of funding notices, deeming funding conditions satisfied or waived. Following such funding, the Term Loan A commitment would be terminated, with total funding of $20.5 million. In addition, the parties agreed to increase the Term Loan B commitment from $18 million to $27.5 million, after giving effect to the original issue discount on the Working Capital Credit Facility, which will be funded in multiple installments and in accordance with the terms of the Working Capital Credit Facility. Funding will be at a rate of $2.25 million per month until December 2023, and thereafter at $1.75 million per month, subject to potential further reductions in the case of certain agreed cost savings and funds availability. The amended terms to the Working Capital Credit Facility were memorialized in the Second Amended and Restated First Lien Credit Agreement dated November 10, 2023.

During both the three and nine months ended September 30, 2023, the Company’s subsidiary, Subrogation Holdings, LLC, received funding from HPH amounting to $5.5 million from Term Loan A and $4.5 million in two installments under Term Loan B. Subsequent to September 30, 2023, the Company’s subsidiary, Subrogation Holdings, LLC, received an additional $4.5 million under Term Loan B.

Pursuant to the Second Amended and Restated First Lien Credit Agreement, and in order to secure those additional advances of Term Loan B beginning in January 2024, the Company agreed to provide, as additional collateral, the following: (i) a pledge of proceeds from certain Claims in the Company’s Claims portfolio, up to $14 million; (ii) a pledge of the equity interests in an Affiliate of Messrs. John Ruiz and Frank Quesada; and (iii) a personal guaranty by Messrs. John Ruiz and Frank Quesada, as primary obligors, guaranteeing those additional advances of Term Loan B beginning in January 2024.

In addition, as discussed in Note 4, Asset Acquisitions, on March 29, 2023 the Company entered into the Purchase Money Loan with Hazel in the amount of $250.0 million.

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

The Purchase Money Loan and the Working Capital Credit Facility contain certain representations, warranties, and covenants of the Company and its subsidiaries, including restrictions on debt incurrence, liens, investments, affiliate transactions, distributions and dividends, fundamental changes, certain debt prepayments, and Claim settlement.

As discussed in Note 4, Asset Acquisitions, amounts borrowed and obligations under the Purchase Money Loan and the Working Capital Credit Facility are secured by a pledge of proceeds from certain Claims in the Company’s Claims portfolio, with the lien securing the Purchase Money Loan being subordinated and junior to the lien securing the Working Capital Credit Facility. Pursuant to the Purchase Money Loan and the Working Capital Credit Facility, the Company entered into a collateral administrative agreement between the Company and HPH, which sets forth certain arrangements between the Company and HPH in relation to the management of the litigation of certain Claims owned by the Company, the proceeds of which are due to the Company, and were pledged to Hazel and HPH to secure the Purchase Money Loan and the Working Capital Credit Facility, respectively.

Amended and Restated Nomura Promissory Note

On April 12, 2023, the Company amended the promissory note to Nomura originally issued on May 27, 2022, which increased the principal amount to approximately $26.3 million and extended the maturity date of the promissory note to September 30, 2024. Pursuant to the Amended and Restated Promissory Note dated November 13, 2023, the Company amended the promissory note to Nomura to (a) increase the principal amount to approximately $28.9 million, (b) extend the maturity date to December 31, 2024 and (c) permit the Company to use the proceeds of an at-the-market offering to repay indebtedness incurred by the Company for which the proceeds are used for operating expenses, subject to certain enumerated restrictions. The Amended and Restated Promissory Note will become a current liability after December 31, 2023, and the Company does not currently have available liquidity to satisfy said obligation. The Amended and Restated Nomura Promissory Note carries an interest rate of 16% per annum and is payable in kind or in cash, at the Company’s discretion, every 30 calendar days after November 13, 2023. Upon two days prior written notice to Nomura, the Company may prepay all or any portion of the then outstanding principal amount under the Amended and Restated Nomura Promissory Note together with all accrued and unpaid interest thereon.

MSP RECOVERY, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 11. NONCONTROLLING INTEREST

The non-controlling interest balance primarily represents the Up-C Units of the Company held by the Members. The following table summarizes the stock ownership in the Company as of September 30, 2023:

	Shares of Common Stock	Ownership Percentage
Ownership of Class A Common Stock	13,799,230	9.99%
Ownership of Class V Common Stock	124,264,645	90.01%
Balance at end of period	138,063,875	100.00%

The non-controlling interest holders have the right to exchange Up-C Units, at the Company’s option, for (i) cash or (ii) one share of Class A Common Stock, subject to the provisions set forth in the LLC Agreement. As such, future exchanges of Up-C Units by non-controlling interest holders will result in a change in ownership and reduce or increase the amount recorded as non-controlling interest and increase or decrease additional paid-in-capital or retained earnings when the Company has positive or negative net assets, respectively. As of September 30, 2023, 2.5 million Up-C Units have been exchanged into shares of Class A Common Stock. In addition, 0.5 million new Up-C Units were issued during the nine months ended September 30, 2023.

In addition to the non-controlling interest related to Up-C Units, the Company also has non-controlling interests related to MAO-MSO Recovery LLC Series FHCP (“FHCP”), which is a non-wholly owned subsidiary of MSP Recovery. In accordance with FHCP’s operating agreement, the noncontrolling member is entitled to a preferred return of 20% per annum (the “Preferred Return”). Once the Preferred Return has been met, the noncontrolling member is entitled to 80% of claims recoveries by FHCP. The controlling member is allocated 100% of the costs of FHCP. Since the Preferred Return exceeds the total members’ equity of FHCP as of both September 30, 2023 and December 31, 2022, the non-controlling interest also includes $4.3 million representing the entire members’ equity of FHCP.

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

The Company pursues claims recoveries through settlement, arbitration and legal proceedings. The accounting policy for these activities is discussed under Claims recovery income in Note 2, Basis of Presentation And Summary of Significant Accounting Policies, in our Annual Report on Form 10-K for the year ended December 31, 2022.

A significant majority of the Company’s expected recoveries arise from Claims brought pursuant to the private cause of action under the Medicare Secondary Payer Act (“MSP Act”). This law allows the Company to pursue recoveries against primary payers for reimbursement of medical expenses that the Company’s assignors paid for when primary payers (i.e., liability insurers) were responsible for payment. On May 16, 2023, the Repair Abuses of MSP Payments Act (the “RAMP Act”) was introduced in the U.S. Senate and the U.S. House of Representatives, respectively, seeking to amend the private cause of action under the Medicare Secondary Payer Act, by striking “primary plan” and inserting “group health plan” into the existing text. As there is no indication that the RAMP Act is intended to be enacted retroactively, it should not have any effect on the recoverability of historical claims. To the extent that the Company has recovery rights in claims that have not yet been sought, or to the extent that the Company is assigned additional claims that may otherwise have been entitled to recoveries under the MSP Act, the passing of the RAMP Act could impact the Company’s ability to pursue recoveries on those prospective claims.

Investigations

As previously disclosed on Form 8-K, on August 11, 2022, the Securities and Exchange Commission (the “SEC”) initiated an investigation of the Company, and requested documents relating to, among other matters, the business combination transaction with Lionheart Acquisition Corporation II consummated on May 23, 2022 and related matters. The Company received a subpoena dated March 1, 2023 from the SEC regarding the aforementioned subject matter, and subsequently received a subpoena on May 10, 2023 requesting documents in connection with the Company’s financial statements for the periods ended June 30, 2022 and September 30, 2022 that required restatements as disclosed in the Company’s Form 8-K filed with the SEC on April 14, 2023. On August 16, 2023, the Company received an additional subpoena from the SEC regarding certain funding sources of the Company prior to the Business Combination, as well as various statements and disclosures by the Company in connection with and following the Business Combination. The Company intends to fully cooperate with the SEC in responding to the subpoenas.

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

Cano Health

On August 10, 2023, the Company sued Cano Health, LLC (“Cano”) in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida for declaratory relief and anticipatory breach of the CCRA, Purchase Agreement, and a Services Agreement (collectively, the “Cano Agreements”) between the parties. On the same day, Cano sued the Company in the same court, alleging fraud in the inducement, breach of contract, tortious interference, and unjust enrichment relating to the Cano Agreements. While it is inherently difficult to predict the eventual outcomes of pending actions, the Company denies all liability alleged by Cano and intends to defend the litigation vigorously.

The Company has outstanding a $5.0 million receivable from Cano; however, due to Cano’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2023, which included a substantial doubt about its ability to continue as a going concern, the Company established a reserve for the balance due under such receivable during the nine months ended September 30, 2023.

Note 13. RELATED PARTY TRANSACTIONS

Loans from related parties

During the year ended December 31, 2022, the Company issued an unsecured promissory note in an aggregate principal amount of $112.8 million (the “Promissory Note”) to John H. Ruiz and Frank C. Quesada, the Company’s Chief Executive Officer and director and Chief Legal Officer and director, respectively (collectively, the “MSP Principals”), in exchange for the MSP Principals agreeing to provide cash to pay transaction costs related to the Merger, pay down affiliate payable balances, and provide operating cash to the Company. In addition to the amounts in the Promissory Note, at the merger date with LCAP, the MSP Principals contributed $13.0 million through funds that had been loaned to VRM MSP to cover related service fees. The Promissory Note as well as the amount contributed at the merger date bears interest at an annual rate of 4%, payable in kind, and will mature on the four-year anniversary of the issuance. The Promissory Note is payable by the Company at any time, without prepayment penalties, fees, or other expenses. During the three and nine months ended September 30, 2023, the Company recorded $1.3 million and $3.9 million, respectively, on interest expense related to the Promissory Note.

A portion of the proceeds under the Promissory Note in an amount equal to $36.5 million was advanced to the Law Firm, an affiliate of certain Members, for certain operating expenses pursuant to a legal services agreement. This amount is reflected in prepaid expenses and other current assets within the condensed consolidated balance sheets and had a balance of $13.4 million as of September 30, 2023. The advances of Law Firm expenses are reflected in Professional fees - legal within the condensed consolidated statement of operations. The advances are expensed as incurred, as the Company does not have recourse to any amounts incurred should Law Firm fail to secure recoveries, although it does have recourse to any amounts advanced that have not been incurred as an expense.

Under the legal services agreement, Company shall advance certain of Law Firm’s monthly expenses, including payroll and overhead; however, should Law Firm earn fees under the legal service agreements (the “Existing LSAs”) noted below, net of pre-existing obligations including payments to co-counsel sufficient to cover its monthly expenses, Company is entitled to reimbursement of the advance of said monthly expenses. Further, to the extent that Law Firm earns a surplus of fees in excess of its monthly expenses, said surplus shall be used to reimburse past amounts of Law Firm’s monthly expenses that Company advanced. For the nine months ended September 30, 2023, approximately $13.5 million of the $36.5 million advanced by the Company to the Law Firm has been incurred for expenses pursuant to the legal services agreement.

Legal Services – Law Firm

Certain Company entities have previously entered into the Existing LSAs with the Law Firm, an affiliate of certain Members, for the recovery of Claims. Pursuant to the terms of the Existing LSAs, the Law Firm provides the Company with investigation, case management, research and legal services in the pursuit of recovery of Claims in exchange for a portion of the recovered proceeds relating to such Claims. The Existing LSAs also provide that the Law Firm serves as lead counsel or co-lead counsel for any litigation relating

MSP RECOVERY, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

to such Claims. As of September 30, 2023 and December 31, 2022 there was no amount due, as amounts paid through the prepaid noted above had covered amounts of existing LSAs due to the Law Firm for Claim recoveries. For the three and nine months ended September 30, 2023, $4.6 million and $13.5 million, respectively, was included in Professional fees – legal, for expenses related to the Law Firm in the condensed consolidated statements of operations. The amounts were largely due to the payment of Law Firm expenses per the related party loan as noted above. For the three and nine months ended September 30, 2022, $4.6 million and $24.7 million, respectively was included in Professional fees – legal for expenses related to the Law Firm in the condensed consolidated statements of operations. The amounts were largely due to share base compensation as noted below and the payment of Law Firm expenses per the related party loan as noted above. For the three and nine months ended September 30, 2023 and 2022, no amounts were included for cost of claims recoveries for expenses related to the Law Firm in the condensed consolidated statements of operations.

During the nine months ended September 30, 2023, the Company received a $4.95 million loan from the Law Firm, evidenced by an unsecured promissory note, to provide general operational funding. The aggregate unpaid principal amount of this promissory note is due 24 months from the date of the last advance from the Purchase Money Loan is made. This promissory note is payable by the Company at any time, without prepayment penalties, fees, or other expenses. The note does not carry any interest and can be repaid at any time or from time to time without a prepayment penalty.

The Law Firm may also collect and/or hold cash on behalf of the Company in the ordinary course of business. As of September 30, 2023 and December 31, 2022, $0.5 million and $2.1 million, respectively, was due from the Law Firm and included in the condensed consolidated balance sheets in Affiliate Receivable. In addition, the Company rents office space from the Law Firm as discussed in Note 8, Leases.

MSP Recovery Aviation, LLC

The Company may make payments related to operational expenses on behalf of its affiliate, MSP Recovery Aviation, LLC (“MSP Aviation”). The Company has made payments in the periods of the financial statements only related to specifically billed flights. As of both September 30, 2023 and December 31, 2022, $0.2 million was due from MSP Aviation and included in the condensed consolidated balance sheets in Affiliate Receivable. For the three and nine months ended September 30, 2023 $0.0 and $0.2 million was included in General and Administrative expenses related to MSP Aviation in the condensed consolidated statements of operations. For the three and nine months ended September 30, 2022, $0.2 million and $0.4 million, was included in General and Administrative expenses related to MSP Aviation in the condensed consolidated statements of operations.

Funds held for other entities

The Company may collect and/or hold cash on behalf of its affiliates in the ordinary course of business. As of both September 30, 2023 and December 31, 2022, $19.8 million and $19.8 million was due to affiliates of the Company and included in the condensed consolidated balance sheets in Affiliate Payable. These amounts were primarily due to Series MRCS, and will be repaid either through excess cash flows from operations or other financing. During the year ended December 31, 2022, the Company also entered into a note payable with Series MRCS as outlined in Note 7, Intangible Assets, Net. As of September 30, 2023 and December 31, 2022, the balance of the note payable was $0.5 million and included in the condensed consolidated balance sheets in Claims financing obligation and notes payable.

As of September 30, 2023 and December 31, 2022, there were additional receivables from other affiliates of $0.2 million and $0.1 million, respectively. These were included in the condensed consolidated balance sheets in Affiliate Receivable.

VRM

Historically, MSP Recovery has received Claims recovery service income for services provided to VRM MSP. The Company concluded that VRM MSP is a related party due to ownership interests in the entity held by Series MRCS LLC. During the three and nine months ended September 30, 2022, $0.0 and $10.6 million, respectively, of claims recovery service income was received from VRM MSP as part of the servicing agreement and was included in the condensed consolidated statements of operations. There was no Claims recovery service income for services provided to VRM MSP for the three and nine months ended September 30, 2023.

For the three and nine months ended September 30, 2023, the Company recorded $67.8 million and $159.2 million, respectively, for interest expense related to the VRM Full Return and Virage MTA Amendment. For the three and nine months ended September 30, 2022, the Company recorded $33.1 million and $46.5 million for interest expense related to the VRM Full Return. Prior the Business Combination, the Company had not guaranteed the VRM Full Return therefore no amount of interest was recorded by prior to Business Combination.

Working Capital Credit Facility Collateral

Pursuant to the Second Amended and Restated First Lien Credit Agreement, and in order to secure those additional advances of Term Loan B beginning in January 2024, the Company approved for Messrs. John Ruiz and Frank Quesada to provide, as additional collateral, the following: (i) a pledge of the equity interests in an Affiliate of Messrs. John Ruiz and Frank Quesada; and (ii) a personal

MSP RECOVERY, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

guaranty by Messrs. John Ruiz and Frank Quesada, as primary obligors, guaranteeing those additional advances of Term Loan B beginning in January 2024.

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

The following table sets forth the computation of basic and diluted earnings per share of Class A Common Stock:

(In thousands except shares and per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
		(As Restated)		(As Restated)
Numerator – basic and diluted:
Net loss	$(224,217)	$(105,556)	$(609,192)	$(225,428)
Less: Net loss attributable to MSP Recovery, LLC pre Business Combination	—	—	—	—
Less: Net loss attributable to the noncontrolling interest post Business Combination	204,462	$103,484	576,301	$221,476
Net loss attributable to common shareholders	$(19,755)	$(2,072)	$(32,891)	$(3,952)
Denominator – basic and diluted:
Weighted-average shares of Class A common stock outstanding – basic	12,703,472	2,761,476	7,097,032	2,125,539
Effect of dilutive securities:
Weighted-average shares of Class A common stock outstanding – dilutive	12,703,472	2,761,476	7,097,032	2,125,539
Earnings per share of Class A common stock – basic	$(1.56)	$(0.75)	$(4.63)	$(1.86)
Earnings per share of Class A common stock – diluted	$(1.56)	$(0.75)	$(4.63)	$(1.86)

Shares of the Company’s Class V Common Stock do not participate in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class V Common Stock under the two-class method has not been presented.

In the calculation for earnings per share for the three and nine months ended September 30, 2023, the Company excluded from the calculation of diluted earnings per share 124,264,645 shares of Class V Common Stock, 3,084,703 Public Warrants outstanding, 2,666,667 shares issuable upon the exercise of the CPIA Warrant, and 1,028,046,326 of New Warrants outstanding because their effect would have been anti-dilutive. As discussed in Note 1, Description of the Business, the Reverse Split did not affect the number of outstanding warrants; it had effect on the exercise terms of the warrants.

Note 15. DERIVATIVE LIABILITY

The Company and CF had previously entered into an agreement for an OTC Equity Prepaid Forward Transaction, pursuant to which CF agreed to (a) transfer to the Company for cancellation any warrants to purchase shares received as a result of being the stockholder of record of a share as of the close of business on the closing date of the Business Combination, pursuant to the previously announced and declared LCAP dividend and (b) waive any redemption right that would require the redemption of the Subject Shares (as defined below) in exchange for a pro rata amount of the funds held in LCAP’s Trust account.

At the Closing of the Business Combination, the Company transferred from the Trust Account to an escrow account an amount equal to (a) the aggregate number of such Subject Shares (approximately 44,000 shares), multiplied by (b) the per share redemption price for shares out of the Trust Account, as a prepayment to CF of the amount to be paid to CF in settlement of the OTC Equity Prepaid Forward Transaction for the number of shares owned by CF at the closing of the Business Combination (the “FEF Shares”). CF may sell the Subject Shares at its sole discretion in one or more transactions, publicly or privately. Any such sale shall constitute an optional early termination of the OTC Equity Prepaid Forward Transaction upon which (a) CF will receive from the escrow account an amount equal to the positive excess, if any, of (x) the product of the redemption price and the aggregate number of shares over (y) an amount

MSP RECOVERY, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

equal to the proceeds received by CF in connection with sales of the shares, and (b) the Company will receive from the escrow account the amount set forth in (y) above.

The Company concluded that the instrument includes an embedded derivative for the change in value of the Company’s Class A Common Stock, and as such, at the end of each period the Company will mark to market the shares through booking a derivative liability/asset. The calculation of the derivative liability/asset would be the difference between the restricted cash and current fair value of the outstanding FEF shares (number of FEF shares multiplied by market price of the Company’s Class A Common Stock as of period end).

On January 6, 2023, the Company and CF entered into an Omnibus Fee Amendment Agreement (“Fee Amendment Agreement”). Pursuant to the terms of the Fee Amendment Agreement, in satisfaction of the deferred underwriting commissions under a previous agreement, the Company and CF agreed to release from escrow the $11.4 million of restricted cash and release the FEF shares previously held as Class A Common Stock subject to possible redemption within temporary equity. Prior to the Fee Amendment Agreement, CF had not sold any FEF shares.

As a result of the Fee Amendment Agreement and termination of the OTC Forward Transaction, as of September 30, 2023, the Company no longer has any restricted cash, Class A Common Stock subject to possible redemption, or derivative liability in the condensed consolidated balance sheets.

Note 16. SUBSEQUENT EVENTS

Notice of Compliance with Nasdaq Listing Requirements

On October 27, 2023, the Company received a letter from the Staff at Nasdaq that the bid price deficiency has been cured, that the Company is in compliance with all applicable listing standards, and that the Company’s stock will continue to be listed and traded on the Nasdaq Stock Market.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MSP RECOVERY INC.’S MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context requires otherwise or unless otherwise noted, all references in this Form 10-Q to “LifeWallet,” “the Company,” “we,” “us,” or “our” are to MSP Recovery, Inc., d/b/a LifeWallet, a Delaware corporation. The following discussion and analysis provides information that the Company’s management believes is relevant to an assessment and understanding of the Company’s condensed consolidated results of operations and financial condition. The discussion should be read together with our 2022 Form 10-K for the year-ended December 31, 2022 and our condensed consolidated financial statements and the related notes and other information included elsewhere in this Quarterly Report on Form 10-Q (the “Q3-2023” or “Form 10-Q”). This discussion may contain forward-looking statements based upon the Company’s current expectations, estimates, and projections that involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements due to, among other considerations, the matters discussed under “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements.”

Cautionary Note Regarding Forward-Looking Statements

Certain of the statements contained in this Quarterly Report on Form 10-Q are forward-looking and constitute forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act. Forward-looking statements may generally be identified by the use of words such as “anticipate,” “believe,” “could,” “expect,” “intend,” “plan,” “predict,” “may,” “should,” and “will” or, in each case, their negative, or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts, including, for example, guidance for 2023 portfolio recovery and revenue. By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. As a result, these statements are not guarantees of future performance or results and actual events may differ materially from those expressed in or suggested by the forward-looking statements. Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our industry, business, and operations, we cannot guarantee that actual results will not differ materially from our expectations. In evaluating such forward-looking statements, you should specifically consider various factors, including the risks outlined under “Risk Factors.” Any forward-looking statement made by the Company herein speaks only as of the date made. The discussion of risks and uncertainties set forth in this Form 10-Q is not necessarily a complete or exhaustive list of all risks facing the Company at any particular point in time. New risks and uncertainties come up from time to time, and it is not possible for management to predict or identify all such events or to assess either the impact of all such risk factors on our business or the extent to which any individual risk factor, combination of factors, or new or altered factors, may cause results to differ materially from those contained in any forward-looking statement. The Company has no obligation, and does not intend, to update any forward-looking statements after the date hereof for any reason, even if new information becomes available in the future, except as required by federal securities laws. Factors that could cause these differences include, but are not limited to, the Company’s ability to capitalize on its assignment agreements and recover monies that were paid by the assignors; the inherent uncertainty surrounding settlement negotiations and/or litigation, including with respect to both the amount and timing of any such results; the validity of the assignments of Claims to the Company; the ability to successfully expand the scope of our Claims or obtain new data and Claims from the Company’s existing assignor base or otherwise; the Company’s ability to innovate and develop new solutions, and whether those solutions will be adopted by the Company’s existing and potential assignors; negative publicity concerning healthcare data analytics and payment accuracy; compliance with the listing standards of The Nasdaq Capital Market; and those other factors listed under “Risk Factors” below and elsewhere in this Form 10-Q and other reports filed by the Company with the SEC.

Our Business

We are a leading healthcare recovery and data analytics company. We focus on the Medicare, Medicaid, and commercial insurance spaces. We are disrupting the antiquated healthcare reimbursement system, using data and analytics to identify and recover improper payments made by Medicare, Medicaid, and commercial health insurers.

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

Our access to large volumes of data, sophisticated data analytics, and a leading technology platform provide a unique opportunity to discover and recover on Claims. We have developed Algorithms to identify waste, fraud, and abuse in the Medicare, Medicaid, and commercial health insurance segments. Our team of experienced data scientists and medical professionals analyze historical medical Claims data to identify recoverable opportunities. Once potential recoveries are reviewed by our team, they are aggregated and pursued. Through statutory law and case law, we believe we have an established basis for future recoveries.

We differ from our competitors as we receive our recovery rights through irrevocable assignments of Claims. Rather than provide services under a third-party vendor services contract, we receive the rights to certain recovery proceeds from our Assignors. As assignees, we have control over the direction of the litigation and take on a risk that our competitors do not. We, or our affiliated entities, are the plaintiff in any action filed and have control over the direction of the lawsuit. By receiving Claims through assignment, we can pursue additional recoveries under numerous legal theories that our competitors cannot. Although we typically own assigned Claims, for a significant portion of assigned Claims, our ability to pursue recoveries depends on our ongoing access to data through data access rights granted to us. In these cases, termination of such data access would substantially impair our ability to generate recoveries on those Claims.

Our current Claims portfolio has scaled significantly. We are entitled to a portion of any recovery rights associated with approximately $1,603 billion in Billed Amount (and approximately $381 billion in Paid Amount), which contains approximately $92 billion in Paid Value of Potentially Recoverable Claims, as of September 30, 2023. We believe it would take any competitor a long time to amass the portfolio of Claims rights currently owned by us due to, among things, the volume of our Claims data retained and strength of our data analytics, which we believe are key to attracting new clients that are willing to assign Claims to us.

Our Business Model

Recovery Model

In our current business model, we receive irrevocable assignments of health Claim recovery rights through CCRAs from a variety of sources including, but not limited to, MAOs, MSOs, HMOs, hospitals, and other at-risk entities. Prior to executing a CCRA, we utilize our proprietary internal data analytics platform to review the set of Claims and identify Claims with probable recovery paths.

Once recovery rights have been assigned, our data analysts use our proprietary Algorithms to identify potential recoveries. Results are then quality checked by our internal medical team. We contract with the Law Firm and various other law firms across the country to pursue recoveries through the legal system. Where appropriate, Law Firm reaches out to the liable parties to demand payment of amounts that are owed. Prior to litigation, there may be an incentive for the primary insurer to settle. If legal action is required to pursue recovery from primary insurers, claimholders are entitled to pursue “double damages” under the Medicare Secondary Payer Act.

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

Chase to Pay

Over time, we plan to pivot the business to the “Chase to Pay” model. Chase to Pay is a real-time analytics driven platform that identifies the proper primary insurer at the point of care. Chase to Pay is intended to plug into the real-time medical utilization platforms used by providers at the points of care. Rather than allow an MAO to make a wrongful payment whereby we need to chase down the primary payer and collect a reimbursement for the MAO, Chase to Pay is intended to prevent the MAO from making a wrongful payment; instead redirecting payment obligations to the correct payer in the first instance. Furthermore, the primary payer typically will make payments at a higher multiple than the MAO would have paid, and MSP will be entitled to receive its portion of the recovery proceeds on the amounts paid by the primary payer.

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

Claims Recovery Services

We also recognize Claims recovery service revenue from our services to customers to assist those entities with the pursuit of Claims recovery rights. We provide services to other parties to identify recoverable Claims and provide data matching and legal services. Under our Claims recovery services model, we do not own the rights to Claims but provide our services for a fee based on budgeted expenses for the month with an adjustment for the variance between budget and actual expense from the prior month.

We were a party to that certain Recovery Services Agreement (the “MSP RH Series 01 Recovery Services Agreement”), dated as of October 23, 2020, by and between MSP Recovery Holdings Series 01, LLC (“MSP RH Series 01”) and MSP Recovery, pursuant to which MSP Recovery will provide services including identifying, processing, prosecuting, and recovering money for certain Claims of MSP RH Series 01. In return for these services, MSP RH Series 01 paid a one-time fee of approximately $7.2 million, and has agreed to pay annual service fees of approximately $3.0 million commencing January 1, 2021, subject to adjustment based on the aggregate value of Claims of MSP RH Series 01 that is subject to the MSP RH Series 01 Recovery Services Agreement. Subsequent to December 31, 2022, this service fee agreement was terminated in connection with the loan facility executed with HPH (as defined below). See Note 4, Asset Acquisitions, to the condensed consolidated financial statements for additional detail.

The fees received pursuant to this agreement are related to expenses incurred and are not tied to the Billed Amount or potential recovery amounts. Although we believe our future business to be highly tied to the recovery model and Chase to Pay, we will continue to enter into these contracts as the market dictates.

Recent Updates

2023 Reverse Stock Split

The Company filed a Certificate of Amendment to its Second Amended and Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware that became effective at 11:59 PM EDT on October 12, 2023 to effect a 1-for-25 reverse stock split of the Company’s common stock (the “Reverse Split”). The stock began trading post split on October 13, 2023 under the same symbol, LIFW. As a result of the Reverse Split, every 25 shares of the Company’s old common stock were converted into one share of the Company’s new common stock. Fractional shares resulting from the Reverse Split were rounded up to the nearest whole number. The Reverse Split automatically and proportionately adjusted, based on the 1-for-25 split ratio, all issued and outstanding shares of the Company’s common stock, as well as the terms of warrants and other derivative securities outstanding at the time of the effectiveness of the Reverse Split. Proportionate adjustments were made to the per share exercise price and the number of shares issuable upon the exercise of all outstanding stock options and warrants to purchase shares of common stock. Share and per share data (except par value) for the periods presented reflect the effects of the Reverse Split. References to numbers of shares of common stock and per share data in the accompanying financial statements and notes thereto for periods ended prior to October 13, 2023 have been adjusted to reflect the Reverse Split on a retroactive basis. Unless otherwise noted, the share and per share information in this Quarterly Report have been adjusted to give effect to the one-for-twenty-five (1-for-25) Reverse Split.

Notice of Non-Compliance with Nasdaq Listing Requirements

On April 24, 2023, the Company was notified by Nasdaq Listing Qualifications staff (the “Staff”) that the Company was non-compliant with Nasdaq Listing Rule 5250(c)(1) as a result of not having timely filed its 2022 Form 10-K. The Company was also deemed non-compliant with Nasdaq’s Bid Price Requirement as the closing bid price for the Company’s Class A Common Stock had fallen below $1.00 per share for 30 consecutive business days (March 13, 2023 through April 23, 2023). Pursuant to Nasdaq Marketplace Rule 5810(c)(3)(A), the Company was provided with a compliance cure period of 180 calendar days, or until October 23, 2023, to regain compliance with the Bid Price Requirement. On July 27, 2023, the Company filed its 2022 Form 10-K.

On May 24, 2023, the Company was notified by Nasdaq that it was not in compliance with the requirements of Nasdaq Listing Rule 5250(c) as a result of not having timely filed its Form 10-Q for the period ended March 31, 2023 with the SEC. On August 7, 2023, Nasdaq granted the Company an extension until August 30, 2023 to file its Quarterly Reports on Form 10-Q for the quarters ending March 31, 2023 and June 30, 2023. On August 16, 2023, the Company was notified by Nasdaq that it was not in compliance with the requirement of Nasdaq Listing Rule 5250(c)(1) as a result of not having timely filed its Form 10-Q for the period ended June 30, 2023 with the SEC. On August 17, 2023, the Company filed its Quarterly Report on Form 10-Q for the period ending March 31, 2023. The Company has regained compliance with such rule as a result of the filing of the Quarterly Report on Form 10-Q for the period ended June 30, 2023 on August 30, 2023. On August 31, 2023, the Company was notified by Nasdaq that it regained compliance with Nasdaq Listing Rule 5250(c)(1) after having filed its 2022 Form 10-K, and Quarterly Reports on Form 10-Q for the quarters ended March 31, 2023 and June 30, 2023.

On September 5, 2023, the Company received a determination from the Staff that the Company’s Class A Common Stock had a closing bid price of $0.10 or less for 10 consecutive trading days during a compliance period and so, pursuant to Listing Rule 5810(3)(A)(iii), the Staff determined to delist the Company’s securities from The Nasdaq Capital Market (the “Delisting Determination”). Pursuant to the procedures set out in the Nasdaq Listing Rules, the Company appealed the Delisting Determination to a hearing panel (the “Hearing”), which suspended the Delisting Determination until the Hearing, which was scheduled for November 2, 2023. The Company effected the Reverse Stock Split on October 13, 2023, which caused the price of its Class A Common Stock to trade at a level sufficient to regain compliance with Listing Rule 5810(3)(A)(iii), and Listing Rule 5450(a)(1). On October 27, 2023, the Company was notified by the Staff that it had regained compliance with all applicable listing standards, the Hearing was canceled, and that the Company’s stock will continue to be listed and traded on the Nasdaq Stock Market.

Hazel Transactions

On August 4, 2023, the Company’s subsidiary, Subrogation Holdings, LLC, received funding amounting to $5.5 million from Term Loan A and $2.3 million installment under Term Loan B, both pursuant to the Amended and Restated Credit Agreement (the “Working Capital Credit Facility”) with Hazel Partners Holdings LLC (“HPH”). Subsequent to September 30, 2023, the Company’s subsidiary, Subrogation Holdings, LLC, received an additional $4.5 million under Term Loan B.

Amounts borrowed and obligations under the Working Capital Credit Facility are secured by a pledge of proceeds from certain Claims in the Company’s Claims portfolio, with the lien securing the Purchase Money Loan being subordinated and junior to the lien securing the Working Capital Credit Facility.

Virage Amendment

On April 12, 2023, we entered into an amendment (the “Virage MTA Amendment”) to the Virage MTA and Virage Guaranty pursuant to which the payment date was extended from May 23, 2023 until September 30, 2024, subject to acceleration upon certain triggering events. Subsequent to September 30, 2024, the maturity date was extended to December 31, 2024. The payment obligation will become a current liability after December 31, 2023, and the Company does not currently have available liquidity to satisfy such obligations. Under the Virage MTA Amendment, Virage received a first priority lien on all sources of revenue of the company not otherwise encumbered as of the date of the Virage MTA Amendment, to the extent in excess of the amount of revenues necessary to establish and maintain an operating reserve of $70 million for overhead expenses and applicable taxes. On July 24, 2023, the operating reserve was adjusted to $47.5 million and MSP Recovery agreed not to increase its 2023 operating budget without Virage’s consent.

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

In addition, the Virage MTA Amendment changed the payment methods to Virage to exclusively be, in the following order of priority: (a) the Proceeds and any other sources of revenue or liquidity of the Company (and its subsidiaries) that are not encumbered by a lien of a party other than Virage and to the extent such revenues and liquidity exceed the amount of net of revenues necessary to establish and maintain an operating reserve of $70 million (reduced to $47.5 million on July 24, 2023) for certain Company expenses, (b) a sale of certain reserved shares of Messrs. John H. Ruiz and Frank C. Quesada, and the delivery of the resulting net cash proceeds thereof to VRM, (c) Parent’s sale of additional shares and delivery of proceeds to Virage, subject to certain anti-dilution provisions, (d) if not satisfied by the foregoing, a sale by Messrs. Ruiz and Quesada other shares of Messrs. Ruiz and Quesada, and the delivery of the resulting net cash proceeds thereof to VRM; provided that if the VRM Full Return is not fully paid by September 30, 2024 the VRM Full Return shall be payable by any of such payment methods in any order of priority. In addition, in connection therewith, Messrs. Quesada and Ruiz agreed to certain transfer restrictions applicable to their common stock, and agreed to effectuate sales of Company common stock in certain circumstances.

On November 13, 2023, the Company entered into the Second Virage MTA Amendment that extended the final payment date of the VRM Full Return to December 31, 2024, subject to acceleration upon certain triggering events. In addition, the Second Virage MTA Amendment (a) changed the minimum operating reserve from $47.5 million to the budget of the Company (plus applicable taxes) plus 10%, and (b) requires Virage and the Company negotiate and agree on a form of initial warrant and monthly warrant by no later than December 1, 2023.

Amended and Restated Nomura Promissory Note

On April 12, 2023, the Company amended the promissory note to Nomura originally issued on May 27, 2022, which amendment increased the principal amount to approximately $26.3 million and extended the maturity date of the promissory note to September 30, 2024. Subsequent to September 30, 2023, the Company entered into the Amended and Restated Nomura Promissory Note to (a) increase the principal amount to approximately $28.9 million, (b) extend the maturity date was extended to December 31, 2024. and (c) permit the Company to use the proceeds of an at-the-market offering to repay indebtedness incurred by the Company for which the proceeds are used for operating expenses, subject to certain enumerated restrictions. The Amended and Restated Nomura Promissory Note will become a current liability after December 31, 2023, and the Company does not currently have available liquidity to satisfy said obligation. The Amended and Restated Nomura Promissory Note carries an interest rate of 16% per annum and is payable in kind or in cash, at the Company’s discretion, every 30 calendar days after November 13, 2023. Upon two days prior written notice to Nomura, the Company may prepay all or any portion of the then outstanding principal amount under the Amended and Restated Nomura Promissory Note together with all accrued and unpaid interest thereon.

Cano Health

On July 7, 2023, the Company issued 4,760,001 unregistered shares (after giving effect to the Reverse Split) of Class A Common Stock to Cano Health, LLC (“Cano”) as payment for $61.6 million in deferred compensation related to the following agreements, which the Company had the option to pay in cash or in stock and has elected to pay in stock, of which (i) 3,225,807 shares of Common Stock were issued as a deferred consideration for the assignment of certain claims pursuant to that certain Purchase Agreement, effective as of September 30, 2022, as amended to date, by and between MSP Recovery and Cano, and (ii) 4,734,194 shares of Common Stock were issued as deferred consideration for the assignment of certain claims pursuant to that certain Amended and Restated Claims Recovery and Assignment Agreement effective as of December 31, 2021, as amended to date, by and between MSP Recovery and Cano.

On August 10, 2023, the MSP Recovery sued Cano in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida for declaratory relief and anticipatory breach of the CCRA, Purchase Agreement, and a Service Agreement (collectively, the “Cano Agreements”) between the parties. On the same day, Cano sued the Company in the same court, alleging fraud in the inducement, breach of contract, tortious interference, and unjust enrichment relating to the Cano Agreements. The Company has outstanding a $5.0 million receivable from Cano; however, due to Cano’s Quarterly Report on Form 10-Q for the June 30, 2023 period, which includes a substantial doubt about its ability to continue as a going concern, the Company established a reserve for the balance due under such receivable during the nine months ended September 30, 2023.

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

Key Factors Affecting Our Results

Our Claims Portfolio

We differ from some of our competitors because we obtain our recovery rights through irrevocable assignments. When we are assigned these rights, we take on the risk that such Claims may not be recoverable. We are entitled to pursue a portion of any recovery rights associated with approximately $1,603 billion in Billed Amount (and approximately $381 billion in Paid Amount), which contained approximately $92 billion in Paid Value of Potentially Recoverable Claims, as of September 30, 2023. We are typically entitled to 100% of recovery rights pursuant to our CCRAs, but contractually obligated to pay 50% of gross recoveries to the Assignor. In certain cases, we have purchased from our Assignors the rights to 100% of the recovery. By discovering, quantifying, and settling the gap between Billed Amount and Paid Amount on a large scale, we believe we are positioned to generate substantial annual recovery revenue at high profit margins for our assigned Claims. In litigation, our experienced management and legal teams provide us with a competitive advantage. While our model of being assigned the Claim rights allows us the flexibility to direct the litigation and potentially generate higher margins, we have, on an opportunistic basis, paid the Assignor an upfront purchase price for these rights.

To date, we have not generated substantial revenue from our Claims portfolio, and our business model is dependent of achieving revenue from this model in the future. If we are unable to recover the upfront purchase price from the assigned Claims or the investments we have made in pursuing recoveries, it would have an adverse effect on our profitability and business.

Our potential Claims recovery income in a given period will be impacted by the amount of Claims we review and ultimately pursue. The number of Claims that we review is driven by the Claims we receive through assignment. As we are assigned more Claims, we can review the Claims and identify additional recoveries. To expand our Assignor base and obtain more Claims, we plan to implement new strategies to secure new Assignors. These strategies will include a platform to educate potential Assignors about our company, making strategic business partnerships, potential mergers, as well as other marketing strategies. Our Assignors have grown from 32 in 2015, to

105 in 2018, to 123 in 2019, to 134 in 2020 and over 160 Assignors to date. If we are unable to continue to attract new Assignors to our platform, this could adversely affect future profitability.

In addition to obtaining new Claims, our ability to collect on identified Claims at our estimated multiples is key to our future profitability. Pursuant to the Medicare Secondary Payer Act, we believe we are entitled to pursue reasonable and customary rates. Under existing statutory and case law, the private cause of action under the Medicare Secondary Payer Act permits the pursuit of double damages when a primary plan fails to provide for primary payment or appropriate reimbursement. In addition to double damages, federal law provides express authority to pursue statutory interest from primary payers on any amounts owed.

As a result, we may pursue double damages and statutory interest in our Medicare Secondary Payer Act-related recoveries. We seek to recover these amounts under either the recovery model or the Chase to Pay model. Federal law also expressly provides MAOs with the right to charge providers for the Billed Amount when accident related liability exists. Per the terms of various legal services agreements that MSP Recovery has with the Law Firm, for legal services provided, the Law Firm would receive a percentage of the total Claim recovery which would include double damages and additional penalties. Our ability to pursue double damages may be impacted by the RAMP Act as disclosed in Note 12, Commitments and Contingencies.

Our Claims recovery revenue is typically recognized upon reaching a binding settlement or arbitration with a counterparty or when the legal proceedings, including any appellate process, are resolved. A decrease in the willingness of courts to grant these judgments, a change in the requirements for filing these cases or obtaining these judgments, or a decrease in our ability to collect on these judgments could have an adverse effect on our business, financial condition, and operating results. Of the Claims identified as potentially recoverable, relating to our accident-related cases as of September 30, 2023, approximately 86.8% of claims are already in the recovery process, which are claims where either the recovery process has been initiated, data has been collected and matched, or resolution discussions are in process.

Key Performance Indicators

To evaluate our business, key trends, risks and opportunities, prepare projections, make strategic decisions, and measure our performance, we track several key performance indicators (“KPIs”). As our company has yet to achieve significant revenues and the drivers of expected revenues require significant lead time before revenue can be generated, management utilizes KPIs to assist in tracking progress, and believes such KPIs are useful in evaluating the performance of our business, in addition to our financial results prepared in accordance with GAAP. The KPIs are total Paid Amount, Paid Value of Potentially Recoverable Claims, Billed Value of Potentially Recoverable Claims, Recovery Multiple, and Penetration Status of Portfolio.

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

Paid Value of Potentially Recoverable Claims (PVPRC): The term PVPRC is defined in the Definitions section above. We analyze our Claims portfolio and identify potentially recoverable Claims using our Algorithms to comb through historical paid Claims data and search for potential recoveries. PVPRC is a measure of the Paid Amount that has been paid to providers in respect of those potentially recoverable Claims. Management believes this measure provides a useful metric for potential recoveries, but it is not a measure of the actual amount that may be recovered with respect to potentially recoverable Claims, which in turn may be higher or lower based on a variety of factors. As non-compliance with Section 111 reporting requirements is commonplace, responsible reporting entities (RRE) routinely fail to report their responsibility to make primary payments; for this reason, data matching is often required to determine which reporting entity is responsible to reimburse a given potentially recoverable Claim. Our ability to generate future Claims recovery income is largely dependent on our ability to accurately identify potentially recoverable Claims through our data analytics and ultimately recover on these Claims. Management believes this metric is a useful measure to investors and in managing or monitoring company performance because we view an increase in PVPRC as a positive indicator as it should provide the Company with the ability to increase Claims recovery income and otherwise shows growth.

Billed Value of Potentially Recoverable Claims (BVPRC): Billed Value of Potentially Recoverable Claims (“BVPRC”) represents the cumulative Billed Amount of potentially recoverable Claims. We analyze our Claims portfolio and identify potentially recoverable Claims using Algorithms to comb through historical paid Claims data and search for potential recoveries. For a majority of our Claims, the Company believes it has the ability to recover in excess of the Paid Amount by pursuing the Billed Amount plus interest plus double damages under applicable law. Under existing statutory and case law, the private cause of action under the Medicare Secondary Payer Act permits an award of double damages when a primary plan fails to provide for primary payment or appropriate reimbursement. We believe federal law expressly provides MAOs with the right to charge, or authorize the provider of such services to charge, in accordance with the charges allowed under a law, plan, or primary plan policy. We believe our ability to generate future Claim recovery income is largely dependent on our ability to accurately identify potentially recoverable Claims through our data analytics and ultimately recover on these Claims. Management believes this metric is a useful measure to investors and in managing or monitoring company performance because we view an increase in BVPRC as a positive indicator as it should provide the Company with the ability to increase Claims recovery income and otherwise shows growth.

Recovery Multiple: The vast majority of our recoveries are sought pursuant to the MSP Act and associated regulations (the “MSP Laws”); however, some recoveries are sought under product liability, antitrust, and other various causes of action. For recoveries sought pursuant to the MSP Laws, we generally pursue amounts in excess of the Paid Amount; in other cases, the cause of action will dictate the amount pursued. The Recovery Multiple is the amount of any generated Claims recovery income obtained by the Company in respect to any Claims as compared to the Paid Amount of those Claims (e.g., if a given Claim had a Paid Amount of $100, a $600 recovery would represent a Recovery Multiple of 6x). For these purposes, we record values under the Recovery Multiple once we have recorded Claims recovery income, either through the receipt of cash or recognition of accounts receivable on the Claims. Management believes this metric is useful to investors to manage or monitor the Company’s performance because the Recovery Multiple provides a measure of our ability to recover on Claims recovery rights. A Recovery Multiple above 1x would illustrate the Company’s ability to recover amounts in excess of the Paid Amount. As actual recoveries have been limited to date, this measure has limited utility for historical periods. However, management believes this measure will become more meaningful during the next 12 months and beyond to the extent the Company begins to report actual increases in recoveries during those periods. As of September 30, 2023, the Company has obtained settlements where the Recovery Multiple was or would be in excess of the Paid Amount, and settlements at or below the paid amount. However, these settlements do not provide a large enough sample to be statistically significant and are therefore not shown in the table. As the Recovery Multiple is based on actual recoveries, this measure is not based on the Penetration Status of Portfolio, as described below.

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

	Nine months ended September 30, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
$ in billions
Paid Amount	$381.1	$374.8	$364.4	$58.4
Paid Value of Potentially Recoverable Claims	91.5	89.6	86.6	14.7
Billed Value of Potentially Recoverable Claims	387.1	377.8	363.2	52.3
Recovery Multiple	N/A(1)	N/A(1)	N/A(1)	N/A(1)
Penetration Status of Portfolio	86.8%	85.8%	75.6%	N/A
(1)
During the nine months ended September 30, 2023, the Company has received total recoveries of $6.1 million with a recovery multiple of 1.53x. However, the settlement amounts do not provide a large enough sample to be statistically significant, and are therefore not shown in the table.
(2)
On August 10, 2022, the United States Court of Appeals, Eleventh Circuit held that a four-year statute of limitations period applies to certain claims brought under the Medicare Secondary Payer Act’s private cause of action, and that the limitations period begins to run on the date that the cause of action accrued. This opinion may render certain Claims held by the Company unrecoverable and may substantially reduce PVPRC and BVPRC as calculated. As our cases were filed at different times and in various jurisdictions, and prior to data matching with a defendant we are not able to accurately calculate the entirety of damages specific to a given defendant, we cannot calculate with certainty the impact of this ruling at this time. However, the Company has deployed several legal strategies (including but not limited to seeking to amend existing lawsuits in a manner that could allow claims to relate back to the filing date as well as asserting tolling arguments based on theories of fraudulent concealment) that would apply to tolling the applicable limitations period and minimizing any material effect on the overall collectability of its claim rights. In addition, the Eleventh Circuit decision applies only to district courts in the Eleventh Circuit. Many courts in other jurisdictions have applied other statutes of limitations to the private cause of action, including borrowing the three-year statute of limitations applicable to the government’s cause of action; and borrowing from the False Claims Act’s six-year period. The most recent decision on the issue from the District Court of Massachusetts, for example, applies the same statute of limitations as Eleventh Circuit, but expressly disagrees with the Eleventh Circuit’s application of the “accrual” rule and instead adopted the notice-based trigger that the company has always argued should apply. This would mean that the limitations period for unreported claims has not even begun to accrue. This is a complex legal issue that will continue to evolve in jurisdictions across the country. Nevertheless, if the application of the statute of limitations as determined by the Eleventh Circuit was applied to all Claims assigned to us, we estimate that the effect would be a reduction of PVPRC by approximately $8.9 billion. As set forth in our Risk Factors, PVPRC is based on a variety of factors. As such, this estimate is subject to change based on the variety of legal claims being litigated and statute of limitations tolling theories that apply.

Healthcare Industry

Our business is directly related to the healthcare industry and is affected by healthcare spending and complexity in the healthcare industry. We estimate that our total addressable market is over $150 billion annually. Our primary focus is on the Medicare and Medicaid market segments. Medicare is the second largest government program, with estimated annual expenditures during 2021 of approximately

$923 billion for approximately 63.5 million enrollees. Medicaid has a combined estimated annual expenditure during 2021 of approximately $684 billion for approximately 76.5 million enrollees. Of the billions spent yearly by Medicare on medical expenses for its beneficiaries, we estimate that at least 10% of this was improperly paid by private Medicare plans.

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

As of September 30, 2023, approximately 92.6% of our expected recoveries arise from Claims being brought under the Medicare Secondary Payer Act. While we believe the MSP Act has bipartisan support, changes to the laws on which we base our recoveries, particularly the MSP Act, can adversely affect our business. Our ability to generate future revenue is therefore significantly dependent on factors outside our control.

Key Components of Sales and Expenses

The following represent the components of our results of operations.

Revenue

Claims Recovery Income

Our primary income-producing activities are associated with the pursuit and recovery of proceeds related to Claims recovery rights that the Company obtains through CCRAs, which are irrevocably assigned to us. As such, this income is not generated from the transfer of control of goods or services to customers, but through the proceeds realized from perfection of Claims recoveries from rights we own. We recognize Claims recovery income based on a gain contingency model; that is, when the amounts are reasonably certain of collection. This typically occurs upon reaching a binding settlement or arbitration with the counterparty or when the legal proceedings, including any appellate process, are resolved.

In some cases, we would owe an additional payment to the original assignor in connection with the realized value of the recovery right. Claims recovery income is recognized on a gross basis, as we are entitled to the full value of recovery proceeds and make payment to the original assignor similar to a royalty arrangement. Such payments to our Assignors are recognized as cost of Claims recovery in the same period the Claims recovery income is recognized.

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

The Company does not anticipate significant claims recovery service income during 2023.

Operating Expenses

Costs of Claim Recoveries

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

General and Administrative Expenses

General and administrative expenses consist primarily of personnel-related expenses for employees involved in general corporate, sales, and marketing functions, including executive management and administration, legal, human resources, accounting, finance, tax, and information technology. Personnel-related expenses primarily include wages and bonuses. General and administrative expenses also consist of rent, IT costs, insurance, and other office expenses.

As we continue to grow as a company and build our team, we expect that our sales, general and administrative costs will increase. We also expect to incur additional expenses as a result of operating as a public company, including expenses necessary to comply with the rules and regulations applicable to companies listed on a national securities exchange and related to compliance and reporting obligations pursuant to the rules and regulations of the SEC, as well as higher expenses for general and director and officer insurance, investor relations, and professional services.

Allowance for credit losses

Allowance for credit losses consists of a specific reserve for a receivable amount due from Cano. Due to its material nature, it is included separately in the condensed consolidated statement of operations.

Professional Fees

Professional Fees consist of consulting, accounting, and other professional fees that are charged for services provided by third-party vendors.

Professional fees – legal

Professional fees – legal consist of payments for the expenses of the Law Firm covered by a certain Legal Services Agreement and other legal professional services from third-party providers, including payments to co-counsel.

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

Changes in Fair Value of Warrant and Derivative Liabilities

Changes in fair value of warrants and derivative liabilities consists of the mark to market of warrant liabilities and derivatives as part of the OTC Equity Prepaid Forward Transaction noted in Note 15, Derivative Liability, and warrant liabilities due to Public Warrants as noted in Note 3, Business Combination, in the notes to condensed consolidated financial statements.

Net (Income) Loss Attributable to Non-Controlling Members

Net (income) loss attributable to non-controlling members consists of income or loss attributable to Class V Common Stock shareholders.

Income Tax Benefit

As a result of the Business Combination, the Company became the sole managing member of MSP Recovery, which is treated as a partnership for U.S. federal, state, and local income tax purposes. As a partnership, MSP Recovery is not subject to U.S. federal and certain state and local income taxes. Any taxable income or loss generated by MSP Recovery is passed through to and included in the taxable income or loss of its partners, including MSP Recovery, Inc. The Company is subject to U.S. federal income taxes, in addition to state and local income taxes, with respect to the Company’s allocable share of income of MSP Recovery. The Company’s deferred tax balances reflect the impact of temporary differences between the carrying amount of assets and liabilities and the Company’s tax basis. The balances are stated at the tax rates in effect when the temporary differences are expected to be recovered or settled. The Company reviewed the anticipated future realization of the tax benefit of the Company’s existing deferred tax assets and concluded that it is more likely than not that all of the deferred tax assets will not be realized in the future.

Results of Operations

Three months ended September 30, 2023 versus three months ended September 30, 2022

The following table sets forth a summary of our condensed consolidated results of operations for the three months ended September 30, 2023 to three months ended September 30, 2022 indicated.

	Three Months Ended September 30,
(in thousands except for percentages)	2023	2022	$ Change	% Change
		(As Restated)
Claims recovery income	$440	$2,759	$(2,319)	(84)%
Claims recovery service income	—	5,748	(5,748)	(100)%
Total Claims Recovery	$440	$8,507	$(8,067)	(95)%
Operating expenses
Cost of claims recoveries	$574	$1,198	$(624)	(52)%
Claims amortization expense	121,008	111,851	9,157	8%
General and administrative	6,130	6,621	(491)	(7)%
Professional fees	2,466	5,904	(3,438)	(58)%
Professional fees – legal	6,871	8,014	(1,143)	(14)%
Depreciation and amortization	85	103	(18)	(17)%
Total operating expenses	$137,134	$133,691	$3,443	3%
Operating Income/ (Loss)	$(136,694)	$(125,184)	$(11,510)	9%
Interest expense	$(88,279)	$(46,180)	$(42,099)	91%
Other income (expense), net	408	63,138	(62,730)	(99)%
Change in fair value of warrant and derivative liabilities	348	2,670	(2,322)	(87)%
Net loss before provision for income taxes	$(224,217)	$(105,556)	$(118,661)	112%
Provision for income tax benefit (expense)	$—	$—	$—	(100)%
Net loss	$(224,217)	$(105,556)	$(118,661)	112%
Less: Net (income) loss attributable to non-controlling members	$204,462	$103,484	$100,978	98%
Net loss attributable to controlling members	$(19,755)	$(2,072)	$(17,683)	853%

Claims recovery income. Claims recovery income decreased by $2.3 million to $0.4 million for the three months ended September 30, 2023 compared to the same period in the prior year, driven by decreased settlements during the period.

Claims recovery service income. Claims recovery service income decreased by $5.7 million to $0.0 million for the three months ended September 30, 2023 compared to the same period in the prior year, primarily driven by a decrease in third party service fees. The Company does not anticipate significant claims recovery service income during 2023.

Cost of claims recoveries. Cost of claims recoveries decreased by $0.6 million to $0.6 million, for the three months ended September 30, 2023 compared to the same period in the prior year, driven by assignor and law firm costs, which are directly correlated to the decrease in claims recovery income.

Claims amortization expense. Claims amortization expense increased by $9.2 million to $121.0 million compared to the same period in the prior year, primarily driven by increased amortization due to the acquisition of CCRAs purchased during the nine months ended September 30, 2023, included in Intangible assets.

General and administrative. General and administrative decreased by $0.5 million to $6.1 million for the three months ended September 30, 2023 compared to the same period in the prior year, primarily driven by a decrease in salaries and benefits of $0.4 million, marketing and promotions of $0.3 million, payroll expenses and payroll taxes of $0.2 million, offset by an increase in non-executive board compensation $0.3 million, among others.

Professional fees. Professional fees decreased by $3.4 million to $2.5 million for the three months ended September 30, 2023 compared to the same period in the prior year, primarily driven by decrease in professional fees of $0.5 million and services fees of $3.0 million.

Professional fees – legal. Professional fees – legal decreased by $1.1 million to $6.9 million for the three months ended September 30, 2023 compared to the same period in the prior year, primarily due to a $1.1 million decrease in fees to outsourced law firms.

Interest expense. Interest expense increased by $42.1 million to $88.3 million in the three months ended September 30, 2023 compared to the same period in the prior year, primarily driven by an increase due to the guarantee obligation as well as due to increases in the basis for which interest is incurred on our Claims financing obligations and accrued interest on the related party loan obtained in June 2022.

Other income (expense), net. Other income, net decreased by $62.7 million for the three months ended September 30, 2023 compared to the same period in the prior year, driven almost entirely by a gain associated with the settlement of the Brickell Key Investment debt extinguishment for the three months ended September 30, 2022, which did not reoccur in 2023.

Change in fair value of warrant and derivative liabilities. The change in fair value of warrant and derivative liabilities decreased $2.3 million to $0.3 million for the three months ended September 30, 2023 compared to the same period in the prior year. For the three months ended September 30, 2023, the $0.3 million gain related to a mark to market adjustment to the fair value of Public Warrants. For the three months ended September 30, 2022, $2.7 million of gain was recorded related to mark to market adjustments for the fair value of warrants for $3.7 million and a loss for the fair value of derivative liabilities related to the Committed Equity facility for $1.0 million.

Nine months ended September 30, 2023 versus Nine months ended September 30, 2022

The following table sets forth a summary of our condensed consolidated results of operations for the nine months ended September 30, 2023 to the nine months ended September 30, 2022 indicated.

	Nine Months Ended September 30,
(in thousands except for percentages)	2023	2022	$ Change	% Change
		(As Restated)
Claims recovery income	$6,479	$4,225	$2,254	53%
Claims recovery service income	498	17,795	(17,297)	(97)%
Total Claims Recovery	$6,977	$22,020	$(15,043)	(68)%
Operating expenses
Cost of claims recoveries	$1,972	$1,906	$66	3%
Claims amortization expense	355,481	153,560	201,921	131%
General and administrative	20,691	17,049	3,642	21%
Professional fees	15,611	10,973	4,638	42%
Professional fees – legal	25,889	34,251	(8,362)	(24)%
Allowance for credit losses	5,000	—	5,000	100%
Depreciation and amortization	182	254	(72)	(28)%
Total operating expenses	$424,826	$217,993	$206,833	95%
Operating Income/ (Loss)	$(417,849)	$(195,973)	$(221,876)	113%
Interest expense	$(204,287)	$(80,947)	$(123,340)	152%
Other income (expense), net	8,697	63,175	(54,478)	(86)%
Change in fair value of warrant and derivative liabilities	4,247	(11,683)	15,930	(136)%
Net loss before provision for income taxes	$(609,192)	$(225,428)	$(383,764)	170%
Provision for income tax benefit (expense)	$—	$—	$—	(100)%
Net loss	$(609,192)	$(225,428)	$(383,764)	170%
Less: Net (income) loss attributable to non-controlling members	$576,301	$221,476	$354,825	160%
Net loss attributable to controlling members	$(32,891)	$(3,952)	$(28,939)	732%

Claims recovery income. Claims recovery income increased by $2.3 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, driven by increased settlements during the year to date period.

Claims recovery service income. Claims recovery service income decreased by $17.3 million, for the nine months ended September 30, 2023 from $17.8 million for the nine months ended September 30, 2022, primarily driven by a decrease in third party service fees. The Company does not anticipate significant claims recovery service income during 2023.

Cost of claims recoveries. Cost of claims recoveries remained consistent with a slightly increase of $66 thousand in comparison to the same period in prior year.

Claims amortization expense. Claims amortization expense increased by $201.9 million for nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, primarily driven by increased amortization due to the acquisition of CCRAs obtained as part of the business combination completed in the second quarter of 2022 and additional CCRA purchases during the nine months ended September 30, 2023.

General and administrative. General and administrative increased by $3.6 million in nine months ended September 30, 2023 from the nine months ended September 30, 2022, primarily driven by increases costs in salaries and benefits of $0.9 million, increase in non-executive board compensation of $0.9 million, marketing and promotions of $0.8 million, and insurance of $0.5 million, among others, as compared to the nine months ended September 30, 2022.

Professional fees. Professional fees increased by $4.6 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, primarily driven by additional costs incurred by being a public company, including $5.7 million advisory fees, as well as $0.9 million of other external consultants, offset by a decrease of $2.0 million in various professional fees.

Professional fees - legal. Professional fees – legal decreased by $8.4 million when compared to the same period in 2022, primarily driven by a $20.0 million reduction in shared based compensation, offset by $2.8 million increase in fees to outsourced law firms and Law Firm expenses of $8.8 million for the nine months ended September 30, 2023.

Allowance for credit losses. Allowance for credit losses for the nine months ended September 30, 2023 was $5.0 million, entirely related to an amount due from Cano which has been reserved considering their recent filing which includes a substantial doubt about Cano’s ability to continue as a going concern. No such reserves existed for the nine months ended September 30, 2022.

Interest expense. Interest expense increased by $123.3 million to $204.3 million in nine months ended September 30, 2023 from $80.9 million for the nine months ended September 30, 2022, primarily driven by an increase due to the guarantee obligation, as well as due to increases in the basis for which interest is incurred on our Claims financing obligations and accrued interest on the related party loan obtained in June 2022.

Other income (expense), net. Other income, net decreased by $54.5 million for nine months ended September 30, 2023 driven by a $63.4 million gain associated with the settlement of the Brickell Key Investment debt extinguishment in 2022. Other income for the nine months ended September 30, 2023 consists primarily of a $4.6 million of gain on the sale of CCRAs and $3.9 million of gain on fair value of liability a liability payable in stock.

Change in fair value of warrant and derivative liabilities. For the nine months ended September 30, 2023, increased $15.9 million in comparison to the nine months ended September 30, 2022. For the nine months ended September 30, 2023, $4.4 million gain in 2023 related to a mark to market adjustment to the fair value of Public Warrants. For the nine months ended September 30, 2022, $11.7 million of loss was recorded related to mark to market adjustments for the fair value of warrants for $1.6 million and for the fair value of derivative liabilities related to the Committed Equity facility for $10.1 million.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
GAAP Operating Loss	$(136,694)	$(125,184)	$(417,849)	$(195,973)
Share-based compensation	1,875	—	1,875	20,055
Claims amortization expense	121,008	111,851	355,481	153,560
Allowance for credit losses	—	—	5,000	—
Adjusted operating loss	$(13,811)	$(13,333)	$(55,493)	$(22,358)

GAAP Net Loss	$(224,217)	$(105,556)	$(609,192)	$(225,428)
Share-based compensation	1,875	—	1,875	20,055
Gain on debt extinguishment	—	(63,367)	—	(63,367)
Claims amortization expense	121,008	111,851	355,481	153,560
Allowance for credit losses	—	—	5,000	—
Paid-in-kind Interest	88,279	46,180	204,287	80,947
Change in fair value of warrant and derivative liabilities	(348)	(2,670)	(4,247)	11,683
Adjusted net loss	$(13,403)	$(13,562)	$(46,796)	$(22,550)

Liquidity and Capital Resources

Sources of Liquidity

As an early-stage growth company, the Company has incurred substantial net losses since inception. As of September 30, 2023, the Company had unrestricted cash and cash equivalents totaling $6.7 million. The Company has incurred recurring losses and negative cash flows since inception and has an accumulated deficit of $62.1 million as of September 30, 2023. For the nine months ended September 30, 2023, the Company used approximately $31.5 million of cash in operations. The Company’s liquidity will depend on the ability to generate substantial Claims recovery income and Claims recovery services income in the near future, the timing of which is uncertain, as well as its ability to secure funding from capital sources. The Company’s principal liquidity needs have been capital expenditures, working capital, debt service and Claims financing obligations.

The Company anticipates sources of liquidity to include the Working Capital Credit Facility as disclosed in Note 10, Claims Financing Obligations and Notes Payable. The Company anticipates having funding through the Working Capital Credit Facility and has taken several actions to address liquidity concerns, including:

1.
On March 29, 2023, the Company’s subsidiary, Subrogation Holdings, LLC and its parent, MSP Recovery LLP, entered into the Working Capital Credit Facility consisting of commitments to fund up to $48 million in proceeds. See summary in “Hazel Transactions” in Note 10, Claims Financing Obligations and Notes Payable.
2.
On November 13, 2023, the Company entered into the MTA Amendment No. 2 and Amendment to the Amended and Restated Security Agreement (“Second Virage MTA Amendment”), which extended the due date for the payment obligations to Virage to December 31, 2024. See summary in Note 4, Asset Acquisitions. This payment obligation will become a current liability after December 31, 2023, and the Company does not currently have available liquidity to satisfy such obligations.
3.
On November 13, 2023, the Company entered into the Amended and Restated Nomura Promissory Note, which extended the due date to December 31, 2024. See summary in Note 10, Claims Financing Obligations and Notes Payable. Amended and Restated Nomura Promissory Note will become a current liability after December 31, 2023, and the Company does not currently have available liquidity to satisfy said obligation.
4.
On November 14, 2023, the Company entered into the Yorkville SEPA, which included a pre-advancement in the amount of $15.0 million in connection with the purchase of the Company’s common stock. See summary above in “Committed Equity Facility” within Note 1, Description of the Business.
5.
Given the uncertainty with regard to the timing and amount of claims recovery income, management implemented a reduction of operating costs in 2023 through the reduction or elimination of certain controllable expenses particularly within the budgeted costs to expand and develop new solutions through LifeWallet platform, advertising expenses and non-contingent legal fees.

Working Capital Credit Facility

On March 29, 2023, the Company’s subsidiary, Subrogation Holdings, LLC, entered into the Working Capital Credit Facility, which provides for up to $80 million (with a 40% original issue discount), consisting of a Term Loan A commitment to fund up to $30 million (in multiple installments) in proceeds and a Term Loan B Commitment to fund up to $18 million (in multiple installments) in proceeds. An initial $10 million in proceeds was drawn under the Term Loan A on March 6, 2023. On March 29, 2023, an additional $5 million was disbursed to the Company’s subsidiary, Subrogation Holdings, LLC, under the Term Loan A. Loans under the Working Capital Credit Facility accrue interest at a Term Secured Overnight Financing Rate for 12-month interest period, plus an applicable margin of 10% per annum. Accrued interest is payable in kind and will be capitalized quarterly. The Working Capital Credit Facility has a stated maturity date of March 31, 2026, and HPH may extend for up to one year in its sole discretion.

On May 11, 2023 and June 13, 2023, HPH notified us that it would not disburse additional funds under the Working Capital Credit Facility until the Company satisfied certain milestone funding conditions, including certain servicing obligations as well as filing the 2022 Form 10-K. The parties subsequently agreed that $5.5 million will be funded under Term Loan A in accordance with the terms of the Working Capital Credit Facility subsequent to the filing of the 2022 Form 10-K and receipt of funding notices, deeming funding conditions satisfied or waived. Following such funding, the Term Loan A commitment would be terminated, with total funding of $20.5 million. In addition, the parties agreed to increase the Term Loan B commitment from $18 million to $27.5 million, after giving effect to the original issue discount on the Working Capital Credit Facility and which will be funded in multiple installments and in accordance with the terms of the Working Capital Credit Facility. Funding will be at a rate of $2.25 million per month until December 2023, and thereafter at $1.75 million per month, subject to potential further reductions in the case of certain agreed cost savings and funds availability.

On August 4, 2023, after the filing of the Annual Report on Form 10-K, the Company’s subsidiary, Subrogation Holdings, LLC, received from HPH funding amounting to $5.5 million from Term Loan A and $2.3 million installment under Term Loan B. On August 30, 2023, the Company’s subsidiary, Subrogation Holdings, LLC, received an additional $2.3 million installment under Term Loan B. On November 13, 2023, the Company’s subsidiary, Subrogation Holdings, LLC, received an additional $4.5 million under Term Loan B.

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

During the nine months ended September 30, 2023, the Company received a $4.95 million loan from the Law Firm, evidenced by an unsecured promissory note, to provide general operational funding. The aggregate unpaid principal amount of this promissory note is due 24 months from the date of the last advance from the Purchase Money Loan is made. This promissory note is payable by the Company at any time, without prepayment penalties, fees, or other expenses. The note does not carry any interest and can be repaid at any time or from time to time without a prepayment penalty.

Amended and Restated Nomura Promissory Note

On May 27, 2022, the Company issued an unsecured promissory note to Nomura in a principal amount of approximately $24.5 million related to advisory fees and deferred underwriting fees and expenses that became due and payable by the Company to Nomura, in connection with the consummation of the Business Combination (as defined herein).

On April 12, 2023, the Company amended the promissory note, increasing the principal amount to approximately $26.2 million and extending the maturity date of the promissory note to September 30, 2024. Subsequent to September 30, 2023, the Company entered into the Amended and Restated Nomura Promissory Note to (a) increase the principal amount to approximately $28.9 million, (b) extend the maturity date to December 31, 2024 and (c) permit the Company to use the proceeds of an at-the-market offering to repay indebtedness incurred by the Company for which the proceeds are used for operating expenses, subject to certain enumerated restrictions. The Amended and Restated Nomura Promissory Note will become a current liability after December 31, 2023, and the Company does not currently have available liquidity to satisfy said obligation. The amended note carries an interest rate of 16% per annum and is payable in kind or in cash, at the Company’s discretion, every 30 calendar days after November 13, 2023. Upon two days prior written notice to Nomura, the Company may prepay all or any portion of the then outstanding principal amount under the Amended and Restated Nomura Promissory Note together with all accrued and unpaid interest thereon.

Yorkville Purchase Agreement

On January 6, 2023, the Company entered into Yorkville Purchase Agreement with Yorkville. Pursuant to the Yorkville Purchase Agreement, after the closing of the Business Combination, the Company will have the right to sell to Yorkville from time to time at its option up to $1 billion in Class A common stock shares, subject to the terms, conditions and limitations set forth in the Yorkville Purchase Agreement. This Purchase Agreement will not be operational until a Registration Statement is effective.

The previous purchase agreement that the Company entered into on May 17, 2022 with Cantor Fitzgerald & Co. has been terminated.

Subsequent to September 30, 2023, the Company entered into the Yorkville SEPA with Yorkville, which replaced the Yorkville Purchase Agreement described above. Pursuant to the Yorkville SEPA, the Company has the right to sell to Yorkville up to $250 million of its shares of common stock, subject to certain limitations and conditions set forth in the Yorkville SEPA, from time to time during the term of the Yorkville SEPA. Sales of the shares of common stock to Yorkville under the Yorkville SEPA, and the timing of any such sales, are at the Company’s option, and the Company is under no obligation to sell any shares of common stock to Yorkville under the Yorkville SEPA except in connection with notices that may be submitted by Yorkville, in certain circumstances as described above.

Refer to Committed Equity Facility within Note 1, Description of the Business, for additional information on the Yorkville SEPA.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
(in thousands)	2023	2022
Net cash used in operating activities	$(31,533)	$(70,764)
Net cash provided by (used in) investing activities	7,759	(4,563)
Net cash provided by financing activities	15,352	99,351
(Decrease) increase in cash and cash equivalents and restricted cash	(8,422)	24,024
Cash and cash equivalents and restricted cash at beginning of year	15,081	1,664
Cash and cash equivalents and restricted cash at end of period	$6,659	$25,688

Cash Flows Used In Operating Activities

Net cash used in operating activities decreased by $39.2 million to $31.5 million for the nine months ended September 30, 2023 compared to net cash used in of $70.8 million for the nine months ended September 30, 2022. During the nine months ended September 30, 2023, net cash used in operating activities was impacted primarily by our net loss, $355.5 million of claims amortization expense, $204.3 million of paid-in-kind interest, change in fair value of warrant liability of $4.4 million, gain on sale of intangible $4.6 million, allowance for credit losses $5.0 million, mark to market gain on liability payable in stock of $3.9 million, and an increase of $26.2 million of changes in working capital.

Cash Flows Provided by (Used in) Investing Activities

Net cash provided by investing activities increased by $12.3 million to $7.8 million for the nine months ended September 30, 2023 compared to net cash used of $4.6 million for the nine months ended September 30, 2022. During the nine months ended September 30, 2023, our cash provided by investing activities was primarily $10.0 million proceeds from the sale of CCRAs, which are included in Intangible assets, offset by cash used in investing activities related to the acquisition of additional CCRAs amounting to $0.6 million and $1.6 million of additions to property, plant, and equipment.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities decreased to $15.4 million for the nine months ended September 30, 2023 compared to $99.4 million net cash provided by financing activities for the nine months ended September 30, 2022. This is primarily due to borrowings from the New Money Loan of $25.0 million and proceeds from the related party loan of $4.95 million, which are offset by $11.4 million restricted cash payment related to the FEF shares to CF, $2.5 million repayments of the claims financing obligation and $0.7 million of debt issuance costs and $0.3 million payment of deferred financing costs.

Contractual Obligations, Commitments and Contingencies

Based on claims financing obligations and notes payable agreements, as of September 30, 2023, the present value of amounts owed under these obligations were $529.2 million, including capitalized interest to date. The weighted average interest rate is 14.5% based on the current book value of $529.2 million with rates that range from 2.0% to 20.0%. The Company is expected to repay these obligations from cash flows from claim recovery income.

As of September 30, 2023, the Company has $900.5 million of guaranty obligations. On April 12, 2023, we entered into the Virage MTA Amendment pursuant to which the payment date was extended from May 23, 2023 until September 30, 2024, subject to acceleration upon certain triggering events. Subsequent to September 30, 2023, the maturity date was extended to December 31, 2024. The guaranty obligation will become a current liability after December 31, 2023, and the Company does not currently have available liquidity to satisfy such obligations. Under the Virage MTA Amendment, Virage will receive a first priority lien on all sources of revenue of the company not otherwise encumbered as of the date of the Virage MTA Amendment, to the extent in excess of the amount of revenues necessary to establish and maintain an operating reserve of $70 million for overhead expenses and applicable taxes. On July 24, 2023, the operating reserve was adjusted to $47.5 million and MSP Recovery agreed not to increase its 2023 operating budget without Virage’s consent.

As of September 30, 2023, the minimum required payments on these agreements are $678.1 million. Certain of these agreements have priority of payment regarding any proceeds until full payment of the balance due is satisfied. The maturity of the commitments range from the date sufficient claims recoveries are received to cover the required return or in some cases by 2031.

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

Management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Management is likewise required, on a quarterly basis, to evaluate the effectiveness of its internal controls and to disclose any changes and material weaknesses identified through such evaluation of those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due to the material weaknesses related to the items noted below. To address these material weaknesses, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. GAAP. Based on such analysis and notwithstanding the identified material weaknesses, management, including our Chief Executive Officer and Chief Financial Officer, believe the condensed consolidated financial statements included in this Quarterly Annual Report fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

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

Cano Health

On August 10, 2023, MSP Recovery sued Cano Health, LLC (“Cano”) in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida for declaratory relief and anticipatory breach of the CCRA, Purchase Agreement, and a Services Agreement (collectively, the “Cano Agreements”) between the parties. On the same day, Cano sued the Company in the same court, alleging fraud in the inducement, breach of contract, tortious interference, and unjust enrichment relating to the Cano Agreements. While it is inherently difficult to predict the eventual outcomes of pending actions, the Company denies all liability alleged by Cano and management intends to litigate vigorously on behalf of the Company.

Item 1A. Risk Factors.

There have been no material changes to our principal risks that we believe are material to our business, results of operations, and financial condition, from the risk factors previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”). Prospective investors are encouraged to consider the risks described in our 2022 Form 10-K, our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Form 10-Q and in our 2022 Form 10-K, and other information publicly disclosed or contained in documents we file with the Securities and Exchange Commission before purchasing our securities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

Palantir Technologies, Inc. (“Palantir”)

Over the course of the quarterly period ended September 30, 2023, the Company has issued 274,947 unregistered shares of Class A Common Stock (after giving effect to the Reverse Split) to Palantir, in exchange for services provided in reliance on Section 4(a)(2) of the U.S. Securities Act of 1933.

John H. Ruiz

Pursuant to a purchase agreement dated October 25, 2023, and as disclosed on his Form 4 dated October 26, 2023, on October 26, 2023, the Company issued 467,290 unregistered shares of Class A Common Stock to Virage in satisfaction of certain obligations of the Company, which shares were subsequently purchased from Virage by Mr. Ruiz.

Frank C. Quesada

Pursuant to a purchase agreement dated September 25, 2023, and as disclosed on his Form 4 dated October 2, 2023, on September 29, 2023, the Company issued 274,726 unregistered shares (after giving effect to the Reverse Split) of Class A Common Stock to Virage in satisfaction of certain obligations of the Company, which shares were subsequently purchased from Virage by Mr. Quesada.

Cano Health, LLC (“Cano”)

Pursuant to the Second Amendment to Amended and Restated Claims Recovery and Assignment Agreement and the First Amendment to the Purchase Agreement by and among the Company and Cano, on July 7, 2023, the Company issued 7,960,001 unregistered shares (after giving effect to the Reverse Split) of Class A Common Stock to Cano.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

None

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1+	Second Amended and Restated Certificate of Incorporation of the Company	8-K	001-39445	3.1	May 27, 2022
3.2+	Amended and Restated Bylaws of the Company	8-K	001-39445	3.2	May 27, 2022
3.3+	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation	8-K	001-39445	3.1	October 16, 2023
10.1+	MTA Amendment and Binding Term Sheet, by and between Virage Recovery Master LP, Series MRCS, a series of MDA, Series LLC, John H. Ruiz, Frank C. Quesada, Virage Capital Management LP, MSP Recovery, LLC, La Ley con John H. Ruiz, MSP Recovery, Inc. and Lionheart II Holdings, LLC, dated April 12, 2023	8-K	001-39445	10.1	April 17, 2023
10.2+	Amended and Restated Secured Promissory Note, dated April 12, 2023 by and between the Company and Nomura Securities International, Inc.	8-K	001-39445	10.2	April 17, 2023
10.3+	Membership Interest Purchase Agreement, dated March 29, 2023, by and among MSP Recovery LLC, MSP Recovery Claims, Series, LLC and Hazel Holdings I LLC	10-K	001-39445	10.31	July 27, 2023
10.4+	Membership Interest Purchase Agreement, dated March 29, 2023 by and among MSP Recovery, LLC, MSP Recovery Claims Series 44, LLC, MSP Recovery Holding Series 01, LLC and Hazel Holdings I LLC	10-K	001-39445	10.32	July 27, 2023
10.5+	Credit Agreement, dated March 29, 2023 by and between Subrogation Holdings LLC, MSP Recovery, LLC, MSP Recovery Claims, Series LLC - Series 15-09-321 and Hazel Holdings I LLC	10-K	001-39445	10.33	July 27, 2023
10.6+	Amended and Restated Credit Agreement, dated March 29, 2023 by and between Subrogation Holdings LLC, MSP Recovery, LLC, MSP Recovery Claims, Series LLC - Series 15-09-321 and Hazel Holdings I LLC	10-K	001-39445	10.34	July 27, 2023
10.7*	Amended and Restated Promissory Note, dated November 13, 2023 by and between the Company and Nomura Securities International, Inc.
10.8*

MTA Amendment No. 2 and Amendment to the Amended and Restated Security Agreement dated November 13, 2023 by and between Virage Recovery Master LP, Series MRCS, John H. Ruiz, Frank C. Quesada, Virage Capital Management LP, MSP Recovery, LLC, La Ley con John H. Ruiz, MSP Recovery, Inc. and Lionheart II Holdings, LLC

10.9*

Second Amended and Restated Credit Agreement, dated November 10, 2023 by and between Subrogation Holdings LLC, MSP Recovery, LLC, JRFQ Holdings, LLC, 4601 Coral Gables Property, LLC, Hazel Partners Holdings LLC and MSP Recovery Claims, Series LLC - Series 15-09-321

10.10*	Standby Equity Purchase Agreement dated November 14, 2023 by and between YA II PN, LTD. and MSP Recovery, Inc.
10.11*	Registration Rights Agreement dated November 14, 2023 by and between YA II PN, LTD. and MSP Recovery, Inc.
10.12*	Form of Promissory Note
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

+ Previously filed

# Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MSP Recovery, Inc.

Date: November 14, 2023	By:	/s/ Francisco Rivas-Vásquez
Francisco Rivas-Vásquez
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)