Form 10-K
period 2023-12-31
MSP Recovery, Inc.
filed 2024-04-15
CIK 1802450

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant based on the closing price of $8.20 for the Class A common stock, $0.0001 par value per share (“Class A Common Stock”), on the Nasdaq Stock Market on June 30, 2023, was $43,005,879.

The number of shares of Registrant’s Common Stock outstanding as of April 11, 2024 was 15,899,220 shares of Class A Common Stock and 124,067,498 shares of Class V Common Stock, $0.0001 par value per share (“Class V Common Stock” and, together with the Class A Common Stock, “Common Stock”), outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

As described in our Current Report on Form 8-K filed with the SEC on October 16, 2023, the Company filed a Certificate of Amendment to its Second Amended and Restated Certificate of Incorporation that became effective at 11:59 PM EDT on October 12, 2023 to effect a 1-for-25 reverse stock split of the Company’s Common Stock (the “Reverse Split”). The stock began trading post split on October 13, 2023 under the same symbol, LIFW. As a result of the Reverse Split, every 25 shares of the Company’s Common Stock were converted into one share of the Company’s Common Stock. Fractional shares resulting from the Reverse Split were rounded up to the nearest whole number. The Reverse Split automatically and proportionately adjusted, based on the 1-for-25 split ratio, all issued and outstanding shares of the Company’s Common Stock, as well as the terms of warrants and other derivative securities outstanding at the time of the effectiveness of the Reverse Split. Proportionate adjustments were made to the per share exercise price and the number of shares issuable upon the exercise of all outstanding stock options and warrants to purchase shares of Common Stock.

Unless otherwise noted, share and per share data (except par value) for the periods presented reflect the effects of the Reverse Split. References to numbers of shares of Common Stock and per share data in the accompanying financial statements and notes thereto for periods ended prior to October 13, 2023 have been adjusted to reflect the Reverse Split on a retroactive basis.

i

Cautionary Note Regarding Forward-Looking Statements

Certain of the statements contained in this Annual Report on Form 10-K (“Annual Report”) are forward-looking and constitute forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act. Forward-looking statements may generally be identified by the use of words such as “anticipate,” “believe,” “could,” “expect,” “intend,” “plan,” “predict,” “may,” “should,” and “will” or, in each case, their negative, or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. As a result, these statements are not guarantees of future performance or results and actual events may differ materially from those expressed in or suggested by the forward-looking statements. Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our industry, business, and operations, we cannot guarantee that actual results will not differ materially from our expectations. In evaluating such forward-looking statements, you should specifically consider various factors, including the risks outlined under “Risk Factors.” Any forward-looking statement made by the Company herein speaks only as of the date made. The discussion of risks and uncertainties set forth in this Annual Report is not necessarily a complete or exhaustive list of all risks facing the Company at any particular point in time. New risks and uncertainties come up from time to time, and it is not possible for management to predict or identify all such events or to assess either the impact of all such risk factors on our business or the extent to which any individual risk factor, combination of factors, or new or altered factors, may cause results to differ materially from those contained in any forward-looking statement. The Company has no obligation, and does not intend to, update any forward-looking statements after the date hereof for any reason, even if new information becomes available in the future, except as required by federal securities laws. Factors that could cause these differences include, but are not limited to, the Company’s substantial indebtedness and other obligations, including the VRM Full Return (as defined below), the Working Capital Credit Facility with Hazel (as defined below) and the Amended and Restated Nomura Promissory Note (as defined below) and the Company’s insufficient liquidity to satisfy these and other obligations, the Company’s ability to capitalize on its assignment agreements and recover monies that were paid by the Assignors; the inherent uncertainty surrounding settlement negotiations and/or litigation, including with respect to both the amount and timing of any such results; the validity of the assignments of Claims to the Company; the ability to successfully expand the scope of our Claims or obtain new data and Claims from the Company’s existing Assignor base or otherwise; the Company’s ability to innovate and develop new solutions, and whether those solutions will be adopted by the Company’s existing and potential Assignors; negative publicity concerning healthcare data analytics and payment accuracy; compliance with the listing standards of the Nasdaq Stock Market; and those other factors listed under “Risk Factors” below and elsewhere in this Annual Report and other reports filed by the Company with the SEC.

ii

DEFINITIONS

Unless otherwise stated or unless the context otherwise requires, the terms “we,” “us,” “our,” “MSP,” the “Company,” and “LifeWallet” refer to MSP Recovery, Inc. d/b/a LifeWallet. As used in this Annual Report, unless otherwise noted or the context otherwise requires, the terms below are defined as follows:

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

“Amended and Restated Bylaws” means the Amended and Restated Bylaws of the Company;

“Assignor” means a healthcare payer, provider, or other entity that irrevocably assigned Claims to the Company or a subsidiary thereof;

“ASC” means Accounting Standards Codification;

“Billed Amount” (a/k/a the charged amount or retail price) is the full commercial value of services billed by the provider, or the full charge that the provider would ordinarily bill for the service provided. The Billed Amount for a specific procedure code is based on the provider and may vary from location to location. Where a Billed Amount is not provided in the data received from the Assignor, the Company uses paid amount or paid adjusted values, where available, to extrapolate an approximate Billed Amount value. Where we have to extrapolate a Billed Amount to establish damages, the calculated amount may be contested by opposing parties.

“Board of Directors” or “Board” means the board of directors of the Company;

“Business Combination” means the transactions consummated on May 23, 2022 pursuant to the MIPA (as defined below), as described in more detail in Note 3, Business Combination, to the consolidated financial statements included elsewhere in this Annual Report;

“CCRA” means Claims Cost Recovery Agreement, those agreements pursuant to which Claims are irrevocably assigned to the Company or affiliated entities;

“CF” means Cantor Fitzgerald, L.P.

“Claim” means the right, title to, and/or interest in, any and all claims or potential claims, including all related reimbursement and recovery rights, which the Company has, may have had, or may have in the future assigned to it (whether or not asserted), including all rights to causes of action and remedies against any third-party, whether a primary payer or responsible party, at law or in equity. The term “Claim” typically includes but is not limited to: (i) claims arising under consumer protection statutes and laws; (ii) claims arising under the Medicare and Medicare Advantage secondary payer statutes, whether based in contract, tort, statutory right, or otherwise, in connection with the payment to provide healthcare services or supplies; (iii) claims arising under any state statutes and common laws irrespective of the rights that are conferred to the Company through assignment or otherwise; and (iv) all right, title, and interest to any recovery rights that may exist for any potential cause of action where a responsible party or primary payer is liable, even where it has not been established because liability is not yet proven as of the date that the Claim is identified or discovered, together with all receivables, general intangibles, payment intangibles, and other rights to payment now existing or hereafter arising and all products and proceeds of the foregoing;

“Class A Common Stock” means the shares of the Company’s Class A common stock, par value $0.0001 per share, as described in more detail in Note 3, Business Combination, to the consolidated financial statements included elsewhere in this Annual Report;

“Class B Unit” means the non-voting economic Class B Units of Opco, as described in more detail in Note 3, Business Combination, to the consolidated financial statements included elsewhere in this Annual Report;

“Class V Common Stock” means the shares of the Company’s Class V common stock, par value $0.0001 per share, as described in more detail in Note 3, Business Combination, to the consolidated financial statements included elsewhere in this Annual Report;

“Closing” means the closing of the Business Combination, as described in more detail in Note 3, Business Combination, to the consolidated financial statements included elsewhere in this Annual Report;

“Closing Date” means May 23, 2022, the closing date of the Business Combination, as described in more detail in Note 3, Business

Combination, to the consolidated financial statements included elsewhere in this Annual Report;

“Code” means the U.S. Internal Revenue Code of 1986, as amended;

“Common Stock” means shares of the Company’s Class A Common Stock and Class V Common Stock;

“Company” means MSP Recovery, Inc. d/b/a LifeWallet, a Delaware corporation;

“CPIA Warrant” means that warrant agreement dated September 30, 2022, whereby the Company granted to Brickell Key Investments, LP (“BKI”) the right to purchase 2,666,667 shares of Class A Common Stock for the purchase price of $0.0025 per share.

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

“GAAP” or “U.S. GAAP” means generally accepted accounting principles in the United States, as applied on a consistent basis;

“HMO” means health maintenance organization;

“Hazel” means Hazel Holdings I LLC, a Delaware limited liability company, together with its affiliates;

“HPH” means Hazel Partners Holdings, LLC, a Delaware limited liability company;

“IPO” means the August 14, 2020 initial public offering by Lionheart Acquisition Company II, Inc.;

“Incentive Plan” means the MSP Recovery Omnibus Incentive Plan effective May 18, 2022, a copy of which is filed as an Exhibit 10.16 to our Form S-1 Registration Statement filed on November 30, 2022;

“Initial Stockholders” means holders of the Founder Shares prior to the Business Combination;

“IPA” means Independent Physician Association;

“Law Firm” means La Ley con John H. Ruiz P.A. d/b/a MSP Recovery Law Firm and MSP Law Firm PLLC;

“Legacy MSP” means MSP Recovery as it was organized in 2014 as a Medicaid and Medicare Secondary Pay Act recovery specialist;

“LCAP” means Lionheart Acquisition Corporation II, the Company prior to the Closing;

“LCAP Board” means the board of directors of the Company prior to the Closing;

“LLC Agreement” means the first amended and restated limited liability company agreement of Opco;

“MAO” means Medicare Advantage organization;

“Members” means members of the MSP Purchased Companies, as defined in the MIPA (as defined below);

“Members’ Representative” means John H. Ruiz, solely in his capacity as the representative of the Members;

“MIPA” means the Membership Interest Purchase Agreement, dated as of July 11, 2021, as described in more detail in Note 3, Business Combination, to the consolidated financial statements included elsewhere in this Annual Report;

“MSO” means Management Service Organization;

“MSP Act” means Medicare Secondary Payer Act;

“MSP Laws” means the MSP Act and associated federal regulations;

“MSP Principals” means the Chairman of the Board and Chief Executive Officer, John H. Ruiz, and the Director and Chief Legal Officer, Frank C. Quesada;

“MSP Recovery” means MSP Recovery, LLC, a Florida limited liability company;

“MSP RH Series 01” means MSP Recovery Holdings Series 01, LLC, a Delaware limited liability company;

“MSP RH Series 01 Recovery Services Agreement” means the Recovery Services Agreement dated as of October 23, 2020 by and between MSP RH Series 01 and MSP Recovery;

“New Warrants” means 1,029,000,000 warrants, each exercisable to purchase 1/25 of one share of Class A Common Stock (but only exercisable in lots of 25 to purchase whole shares), which were issued as a dividend to the holders of record of Class A Common Stock as of the close of business on the date of Closing;

“Nomura” means Nomura Securities International, Inc.;

“Opco” means Lionheart II Holdings, LLC, a Delaware limited liability company and a wholly owned subsidiary of the Company;

“OTC Equity Prepaid Forward Transaction” means that certain agreement between the Company and CF dated May 16, 2022 in which CF agreed to (a) transfer to the Company for cancellation any warrants to purchase shares received as a result of being the stockholder of record of a share as of the close of business on the Closing Date, pursuant to the previously announced and declared LCAP dividend, and (b) waive any redemption right that would require the redemption of the Subject Shares (as defined below) in exchange for a pro rata amount of the funds held in LCAP’s trust account;

“Paid Amount” (a/k/a Medicare Paid Rate or wholesale price) means the amount paid to the provider from the health plan or insurer. This amount varies based on the party making payment. For example, Medicare typically pays a lower fee for service rate than commercial insurers. The Paid Amount is derived from the Claims data we receive from our Assignors. In the limited instances where the data received lacks a paid value, our team calculates the Paid Amount with a formula. The formula used provides rates for outpatient services and is derived from the customary rate at the 95th percentile as it appears from standard industry commercial rates or, where that data is unavailable, the billed amount if present in the data. These amounts are then adjusted to account for the customary Medicare adjustment to arrive at the calculated Paid Amount. Management believes that this formula provides a conservative estimate for the Medicare paid amount rate, based on industry studies which show the range of differences between private insurers and Medicare rates for outpatient services. We periodically update this formula to enhance the calculated paid amount where that information is not provided in the data received from our Assignors. Management believes this measure provides a useful baseline for potential recoveries, but it is not a measure of the total amount that may be recovered in respect of potentially recoverable Claims, which in turn may be influenced by any applicable potential statutory recoveries such as double damages or fines, as described below. This calculation accounts for an approximate 6.59% increase in the total Paid Amount. Where we have to extrapolate a Paid Amount to establish damages, the calculated amount may be contested by opposing parties;

“Public Shares” means shares of Class A Common Stock included in the Public Units issued in the IPO or issued post IPO (whether they were purchased in the IPO or thereafter in the open market);

“Public Units” means units comprised of one share of Class A Common Stock and one-half of one Public Warrant issued in the IPO;

“Public Warrants” means warrants exercisable on a cashless basis only to purchase 1/25 of one share of Class A Common Stock (but only exercisable in lots of 25 to purchase whole shares), in accordance with its terms, as described in more detail in Note 3, Business Combination, to the consolidated financial statements included elsewhere in this Annual Report;

“PVPRC” means the cumulative Paid Amount value of potentially recoverable Claims. We analyze our Claims portfolio and identify potentially recoverable Claims using Algorithms. PVPRC is a measure of the Paid Amount in respect of those potentially recoverable Claims. In the limited instances where the data received from our Assignors lacks a paid value, the adjustment formula described in the definition of Paid Amount is applied and increases PVPRC by approximately 6.15%;

“Public Stockholders” means the holders of the Public Shares, including the Sponsor (as defined below) and the Company’s management team to the extent the Sponsor and/or members of the Company’s management team purchase Public Shares; provided, that the Sponsor’s and each member of the management team’s status as a “Public Stockholder” will only exist with respect to such Public Shares;

“Recovery Proceeds” means, with respect to any Claim, any and all gross proceeds recovered, including compensation, interest, penalties, and fees which may be paid or payable with respect to such Claim (including any and all cash, securities, instruments or other property which may be paid or issued by defendants or third parties in litigation proceedings in satisfaction of such Claim);

“Restricted Stockholders” means Nomura, the Members, the Sponsor, and certain directors and officers of the Company;

“SEC” means the U.S. Securities and Exchange Commission;

“Securities Act” means the Securities Act of 1933, as amended;

“Series” means series of Delaware series limited liability companies, formed pursuant to the Delaware law, that are used by the Company to own and segregate assets, including CCRAs;

“Series MRCS” means Series MRCS, a series of MDA, Series LLC, a Delaware series limited liability company;

“Sponsor” means Lionheart Equities, LLC, a Delaware limited liability company;

“Subrogation Holdings” means Subrogation Holdings, LLC, a Delaware limited liability company and a wholly owned subsidiary of the Company;

“Trust Account” means the trust account established by the Company for the benefit of its stockholders with Continental Stock Transfer & Trust Company;

“Up-C Unit” means each pair consisting of one share of Class V Common Stock and one Class B Unit, as described in more detail in Note 3, Business Combination, to the consolidated financial statements included elsewhere in this Annual Report;

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

“VRM MSP” means VRM MSP Recovery Partners LLC, a Delaware limited liability company and joint investment vehicle of VRM, Series MRCS, and MSP Recovery;

“VRM Warrants” refers to those warrant agreements issued pursuant the Virage MTA Amendment (as defined herein), including an initial warrant (the “Initial Virage Warrant”) and monthly warrants (the “Monthly Virage Warrants”), to purchase Class A Common Stock at $0.0001 per share, each of which will expire two years from the date of issuance.

The Initial Virage Warrant, as amended, was issued effective January 1, 2024 in an amount equal to the quotient of 1% of each calendar month end balance of the Unpaid Base Amount (calculated on a cumulative basis) and the VWAP of a share of Class A Common Stock for the five-day period prior to the issuance, beginning with May 24, 2023 and ending December 31, 2023, thus entitling Virage to purchase 28,298,329 shares of Class A Common Stock, with an expiration date of January 1, 2026.

The Monthly Virage Warrants may be issued each calendar month, beginning with January 31, 2024 until the obligations to Virage are paid in full, in an amount equal to the quotient of 1.0% of each calendar month-end balance (which month-end balance shall be increased daily up to 20% per annum based on a formula set forth in the Virage MTA Amendment) of the amount owing to Virage as of each preceding calendar month end and the volume weighted average price of a share of our Class A Common Stock. Until our obligations to Virage are paid in full, the Company has the option every month to pay Virage in one or a combination of: (a) cash, in an amount equal to 1.0% of each calendar month-end balance (which month-end balance shall be increased daily up to 20% per annum based on a formula set forth in the Virage MTA Amendment) of the amount owing to Virage as of each preceding calendar month end and/or (b) the issuance of subsequent Monthly Virage Warrants.

“Working Capital Credit Facility” means the credit agreement as described in more detail in Note 11, Claims Financing Obligations and Notes Payable, to the consolidated financial statements included elsewhere in this Annual Report;

“Yorkville” means YA II PN, Ltd., a Cayman Islands exempt limited partnership fund managed by Yorkville Advisors Global, LP; and

“Yorkville SEPA” means that certain Standby Equity Purchase Agreement by and among the Company and Yorkville, Dated November 14, 2023.

Unless specified otherwise, amounts in this Annual Report are presented in U.S. dollars.

Defined terms in the financial statements contained in this Annual Report on Form 10-K have the meanings ascribed to them in the financial statements.

PART I

Item 1. Business.

Industry Overview

Our business is directly related to the healthcare industry and is affected by healthcare spending and complexity in the healthcare industry. The market for healthcare data and healthcare claims recovery solutions is large and growing. We estimate that our total potentially serviceable market is over $150 billion annually. Our primary focus is on the Medicare and Medicaid market segments. Medicare is the second largest government program, with estimated annual expenditures during 2022 of approximately $944.3 billion for approximately 65.5 million enrollees. Medicaid has a combined estimated annual expenditure during 2022 of approximately $805.7 billion for approximately 85.3 million enrollees. Of the billions spent yearly by Medicare on medical expenses for its beneficiaries, we estimate that at least 10% of this was improperly paid by private Medicare plans.

Our potentially serviceable market, and therefore revenue potential, is impacted by the expansion or contraction of healthcare coverage and spending, which directly affects the number of Claims available. The Centers for Medicare & Medicaid Services (“CMS”) has stated that the U.S. National Health Expenditure (“NHE”) grew 2.7% to $4.3 trillion in 2021, and accounted for 18.3% of GDP of which Medicare and Medicaid expenditures accounted for $1.6 trillion. CMS has projected that health spending will continue to grow at an average rate of 5.4% a year between 2019 and 2028. The Office of the Actuary of CMS estimates that the NHE will amount to $6.2 trillion, accounting for 19.7% of the GDP by 2028, and is projected to grow 1.1% faster than the GDP between 2019 and 2028. We also believe reimbursement models may become more complex as healthcare payers accommodate new markets and lines of business and as advancements in medical care increase the number of testing and treatment options available. As reimbursement models grow more complex and healthcare coverage increases, the complexity and number of Claims may also increase, which could impact the demand for our solutions. Such changes could have a further impact on our results of operations.

As of December 31, 2023, approximately 93.1% of our expected recoveries arise from Claims being brought under the MSP Act. While we believe the MSP Act has bipartisan support, changes to the laws on which we base our recoveries, particularly the MSP Act, can adversely affect our business. Our ability to generate future revenue is therefore significantly dependent on factors outside of our control.

Business Overview

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

Our access to large volumes of data, sophisticated data analytics, and a leading technology platform provide a unique opportunity to discover and recover Claims. We have developed Algorithms to identify waste, fraud, and abuse in the Medicare, Medicaid, and commercial health insurance segments. Our team of experienced data scientists and medical professionals analyze historical medical Claims data to identify recoverable opportunities. Once potential recoveries are reviewed by our team, they are aggregated and pursued. Pursuant to statute and case law, we believe we have an established basis for future recoveries.

We differ from our competitors as we receive our recovery rights through irrevocable assignments of Claims. As assignees of recovery rights, we assume risks that our competitors do not. Rather than provide services under third-party vendor services contracts, we receive the rights to certain recovery proceeds from our Assignors’ Claims (and, in most cases, take assignment of the Claims themselves, allowing us to step into the Assignors’ shoes). As we, or our affiliated entities, are assigned recovery rights associated with Claims, we are the plaintiff in any action filed and therefore exercise control over the direction of the litigation. By receiving Claims through assignment, we can pursue additional recoveries under legal theories. Although we own recovery rights to pursue recoveries on the assigned Claims, for a significant portion of those Claims assigned, our ability to pursue recoveries depends on our ongoing access to data associated with those Claims through data access rights granted to us. The termination of said data access rights would substantially impair our ability to generate recoveries on those Claims.

Our current Claims portfolio has scaled significantly. We are entitled to a portion of any recovery rights associated with approximately $1,544 billion in Billed Amount (and approximately $370 billion in Paid Amount), which contains approximately $88.9 billion in Paid Value of Potentially Recoverable Claims, as of December 31, 2023. We believe it would take any competitor a significant time to amass the portfolio of Claims rights currently owned by us due to, among things, the volume of our Claims data retained and strength of our data analytics, which we believe are key to attracting counterparties willing to assign Claims to us.

Our data recovery system operates across a Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) compliant IT platform incorporating the latest in business intelligence and data technology. Due to the sensitive nature of the data we receive from our Assignors, we ensure that our data systems comply with the security and privacy mandates by federal law. In April 2022, a HITRUST authorized External Assessor Organization and AICPA member firm (the “Assessor”) completed independent assessments of MSP Recovery’s system. These independent assessments verified that we met the healthcare industry’s highest standards in protecting healthcare information and mitigating this risk, including compliance with HIPAA rules and regulations. On March 2, 2023, the Assessor provided MSP Recovery a report demonstrating that our data recovery system’s commitments and system requirements meet or exceed the stringent SOC 2 Type II applicable trust services criteria. On October 13, 2023, HITRUST certified that the platforms, facilities, and supporting infrastructure of our organization meet the HITRUST CSF® v11.1.0 Implemented, 1-year (i1) certification criteria. For our cloud computing services, we currently use Amazon Web Services (“AWS”) which is also HITRUST certified.

Company History

In April 2014, MSP Recovery’s predecessor, La Ley Recovery Systems, entered into its first assignment agreement. Later that year, MSP Recovery was founded to provide data driven solutions, and La Ley Recovery Systems filed its first lawsuit against a primary payer—Allstate Insurance Company. In late 2014, we entered into assignment agreements with our second and third Assignors. To date, we have over 160 Assignors.

Since 2014, we have achieved significant legal victories, including several significant federal appellate court wins. In these opinions, the courts agreed with us on a variety of key issues, holding that:

•
downstream entities, such as MSOs and IPAs have standing to sue primary plans under the MSP Laws; and
•
a settlement agreement with a Medicare beneficiary is evidence of constructive knowledge that the primary payer had reimbursement obligations.

On May 23, 2022, the Company (formerly LCAP) consummated the Business Combination pursuant to the MIPA. Pursuant to the MIPA, the Members sold and assigned all of their membership interests in Legacy MSP to the Company in exchange for Up-C Units. For more information about the Business Combination, refer to Note 3, Business Combination, to the consolidated financial statements included elsewhere in this Annual Report.

In January 2022, the Company launched LifeWallet, a versatile, scalable, and expandable data ecosystem, where tokenized data is stored in a secure, user friendly platform with multiple applications. A number of applications currently in development will be powered by LifeWallet.

Business Model

Recovery Model

We receive irrevocable assignments of health Claims recovery rights through CCRAs from a variety of sources including, but not limited to, MAOs, MSOs, HMOs, hospitals, and other at-risk entities. Prior to executing a CCRA, we utilize our proprietary internal data analytics platform to review the set of Claims and identify Claims with probable recovery paths.

Once Claims have been assigned, our data analysts run proprietary Algorithms to identify potential recoveries. Results are then quality checked by our internal medical team. We contract with Law Firm and other law firms to pursue recoveries through the legal system. Where appropriate, Law Firm contacts primary payers to demand payment of amounts owed. Prior to litigation, there may be an incentive for the primary insurer to settle as, pursuant to the Medicare Secondary Payer Act, an action for damages in the case of a primary plan which fails to provide for primary payment (or appropriate reimbursement) shall be in an amount double the amount otherwise provided.

We engage with each Assignor independently. We are typically entitled to 100% of recoveries pursuant to our CCRAs. From those recoveries, we are typically contractually obligated to pay 50% of Net Proceeds to the Assignor. In certain cases, we have purchased the Assignor’s rights to recovery proceeds in advance of any collection; therefore, entitling the Company to retain 100% of the Net Proceeds. The “Net Proceeds” of any assigned Claim is defined as the gross amount recovered on an assigned Claim, minus any costs directly traceable to such assigned Claim(s) for which recovery was made. In some instances, we may purchase outright an Assignor’s recovery rights; in this instance, we are entitled to the entire recovery. In some cases, we have entered into arrangements to transfer CCRAs or rights to proceeds from CCRAs to other parties. Such sales include variable consideration in the form of payments that will be made only upon achievement of certain recoveries or based on a percentage of actual recoveries.

We have not yet generated substantial revenue from the recovery model. To date, the majority of our revenue has been generated by Claims recovery services which are either performance-based or fee for service arrangements as described below.

Chase to Pay

Over time, the Company believes that a large part of the flaws that exist in the marketplace can be significantly improved by the solutions that can be achieved by our “Chase to Pay” model. Chase to Pay is a near real-time analytics driven platform that identifies the proper primary insurer at the point of care or close enough in proximity for payers to determine primary and secondary payers. Chase to Pay is intended to plug into near real-time medical utilization platforms used by providers at the points of care. Rather than allow an

MAO to make a wrongful payment whereby the payer needs to chase down the primary payer and collect a reimbursement for the MAO, Chase to Pay is intended to prevent the MAO from making a wrongful payment and ensure that the correct payer pays in the first instance. Furthermore, the primary payer typically will make payments at a higher multiple than the MAO would have paid, and MSP will be entitled to receive its portion of the recovery proceeds on the amounts paid by the primary payer. Chase to Pay is powered, in part, by Palantir Technologies’ Foundry platform utilizing LifeWallet’s industry knowledge.

As Chase to Pay works at or around the point of care, it is expected to substantially decrease legal costs of recovery. As a result, when implemented, Chase to Pay is expected to improve the net recovery margin as the recovery multiple grows and variable legal costs to recover decline. As a result of having already received data from 28 insurance carriers for historical claims, and based on the agreement with said carriers to receive data daily therefrom for one year from the date of the settlement, the Chase to Pay model can be utilized.

Although we have not yet generated revenue from this model, some customers send data to LifeWallet on a daily, monthly, or quarterly basis. The Company is working to increase the number of customers that provide daily data outputs. We are currently in the process of determining the pricing and form of these arrangements. As part of our “Chase to Pay” model, we launched LifeWallet in January 2022, a platform powered by our sophisticated data analytics, designed to locate and organize users’ medical records, facilitating efficient access to enable informed decision-making and improved patient care. See the section entitled The LifeWallet Ecosystem for more information about Chase to Pay.

Claims Recovery Services

We may also recognize Claims recovery service revenue from our services to customers to assist those entities with the pursuit of Claims recovery rights. We provide services to other parties in identifying recoverable Claims as well as provide data matching and legal services. Under our Claims recovery services model, we do not own the rights to Claims but provide our services for a fee based on budgeted expenses for the month with an adjustment for the variance between budget and actual expense from the prior month.

Pursuant to that certain Recovery Services Agreement (the “MSP RH Series 01 Recovery Services Agreement”), dated as of October 23, 2020, by and between MSP Recovery Holdings Series 01, LLC (“MSP RH Series 01”) and MSP Recovery, MSP Recovery provided services including identifying, processing, prosecuting, and recovering money for certain Claims of MSP RH Series 01. In return for these services, MSP RH Series 01 paid a one-time fee of approximately $7.2 million and paid annual service fees of approximately $3.0 million commencing January 1, 2021, subject to adjustment based on the aggregate value of Claims of MSP RH Series 01 that is subject to the MSP RH Series 01 Recovery Services Agreement. On March 29, 2023, this service fee agreement was terminated in connection with the series of agreements discussed in further detail in the Hazel Transactions section of Note 4, Asset Acquisitions, to the consolidated financial statements included elsewhere in this Annual Report. See also Note 2, Basis of Presentation and Summary of Significant Accounting Policies, to the consolidated financial statements included elsewhere in this Annual Report.

The fees received pursuant to this agreement are related to expenses incurred and are not tied to the Billed Amount or potential recovery amounts. Although we believe our future business to be highly tied to the recovery model and Chase to Pay, we will continue to enter into these contracts as the market dictates.

Medicare and the MSP Law

The Medicare Secondary Payer Act

The MSP Act states that, under certain conditions, Medicare is the secondary payer rather than the primary payer for its insureds. When Medicare (or an MAO) makes a payment for medical services that are the responsibility of a separate primary plan under the MSP Act, those payments are conditional. Conditional payments are made by Medicare (or an MAO) as an accommodation for its beneficiaries but are secondary and subject to reimbursement in all situations where one of the statutorily enumerated sources of primary coverage was obligated to pay instead.

Subsequent to the initial passage of the MSP Laws, Congress provided a private cause of action, authorizing private parties to recover unreimbursed payments in cases where a primary plan fails to pay or provide appropriate reimbursement in accordance with MSP Laws. In our cases, we use the current MSP Laws, among others, including the double damages provision, to hold primary payers accountable. The U.S. Senate and the U.S. House of Representatives are considering the Repair Abuses of MSP Payments Act, re-introduced in May 2023, which seeks to limit the application of the private cause of action under the Medicare Secondary Payer Act and related double damages provisions.

Medicare Advantage Plans

In 1997, Congress enacted the Medicare Part C program to allow Medicare beneficiaries to receive Medicare Part A and B benefits through privately-run managed care plans. Under the Medicare Advantage program, a private insurance company contracts with CMS to provide Medicare Parts A and B benefits on behalf of Medicare beneficiaries enrolled in a Medicare Advantage Plan (“MA Plan”). Under such a contract, the MAO receives a fixed amount per enrollee (the “Capitation”) and must provide at least the same level of benefits that enrollees would receive under the fee-for-service option. The Capitation structure incentivizes MAOs to provide Medicare benefits more efficiently than under the fee-for-service model due to the competition among MAOs for enrollees as well as the savings recovered from primary payers resulting in additional benefits to enrollees.

An MAO’s payment obligation under Part C is coextensive with that of the Secretary under Parts A and B. Part C includes a reference to the MSP Act and renders an MAO a “secondary payer” under the Act. In addition, the CMS regulations provide that an MAO will exercise the same rights to recovery from a primary plan, entity, or individual that the HHS Secretary exercises under the MSP regulations. The U.S. Court of Appeals for the Eleventh Circuit has accordingly recognized parity between MAOs and Medicare, as “Congress empowered (and perhaps obligated) MAOs to make secondary payments under the same circumstances as the Secretary.” MAOs, however, are merely the first layer of the Medicare Advantage program. Due to the customary practices within the MAO industry, the financial injury caused by a primary plan’s failure to reimburse conditional payments is often felt primarily by First Tier and Downstream Entities.

First-Tier and Downstream Entities

Federal regulations recognize Medicare first-tier and downstream entities as active participants in the provision of benefits under Medicare Part C. 42 C.F.R. § 422.2 defines a “First-Tier Entity” as “any party that enters into an acceptable written arrangement with an MA organization or contract applicant to provide administrative services or health care services for a Medicare eligible individual.” A “Downstream Entity” is an entity that enters into a similar written arrangement at a level below that of a First-Tier Entity. Such written arrangements continue down to the level of the ultimate provider of both health and administrative services. These contracts are both encouraged and regulated by CMS, which requires First-Tier and Downstream Entities to furnish healthcare services in a manner consistent with the dictates of the Medicare program and an MA plan’s obligations thereunder. In this way, First-Tier and Downstream Entities are the parties responsible for managing and providing healthcare services to Medicare beneficiaries under the Medicare Advantage program.

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

MAOs customarily pass their risk of loss onto MSOs and IPAs, who assume the role as a point of service provider and manager of a beneficiary’s care. Under these arrangements, MAOs deduct a percentage of the CMS capitation rate for its administrative costs and pays the balance to the IPA or MSO. In exchange, the provider (IPA or MSO) assumes the full financial risk for the care of the MAO’s enrollee. As such, “at-risk” IPAs and MSOs are charged with producing competition, innovation, progress, and savings in the Medicare Part C environment. In accepting the full financial risk of a Medicare beneficiary’s health care, an IPA or MSO assumes the MAO’s position within the Medicare Part C framework.

When a Medicare Advantage enrollee is injured in an accident, an IPA or MSO can meet its obligation to that enrollee in one of two ways. First, it can render the requisite care to the enrollee directly through its network of physicians, providers, or medical centers. Under this scenario, the MSO or IPA suffers the full cost of providing items and services to the Medicare beneficiary.

Alternatively, if the enrollee is treated in an emergency room or other facility outside of the MSO or IPA’s provider system, then the MSO or IPA may make conditional payments for the cost of that treatment because it is financially responsible for the enrollee’s care. Under this second scenario, the contracting MAO pays the outside provider (i.e., the emergency room) and then charges the full amount of that payment to the MSO or IPA who bears the risk of loss. In other words, the MSO or IPA must reimburse the MAO for the full amount of its payment to the outside provider (or that payment is applied as a set-off against capitated funds that the MSO or IPA would otherwise receive).

If an MAO makes a secondary payment which is later appropriately reimbursed by a primary payer, then the MAO will not charge and collect that same amount from the MSO or IPA responsible for that particular enrollee. On the other hand, if the primary payer violates the MSP Act, First-Tier and Downstream Entities are damaged as a result. When an MSO or IPA is damaged by a primary payer, that entity may likewise turn to the MSP Act’s broadly worded private cause of action to recovery from the primary payer.

Double Damages. Under existing statutory and case law, the private cause of action under the MSP Act permits an award of double damages when a primary plan fails to provide for primary payment or appropriate reimbursement. We are entitled to pursue medical expenses paid by our Assignors that should have been paid by Primary Plans (as defined by federal law). Under the MSP Act, we are entitled to pursue double the amount that a provider charged. The private cause of action under 42 U.S.C. § 1395y(b)(3)(A), works in concert with 42 U.S.C. § 1395w-22(a)(4), which expressly provides MAOs with the right to “charge or authorize the provider of such services to charge, in accordance with the charges allowed under a law, plan, or policy, described in such section the insurance carrier, employer, or other entity which under such law, plan, or policy is to pay for the provision of such services…” Moreover, the MSP regulations in Part 411 also support the fact that a provider may bill its full charges for services to primary payers. The statute provides the Company the ability to seek double the charged or otherwise Billed Amounts from primary plans. The payment disparity between the Paid Amount and the Billed Amount creates a free rider scenario where the primary payer is in a better financial position if it does not comply with the law. In other words, if a primary payer’s liability is capped at double the Paid Amount (an amount less than what the primary payer would have paid) then the entire purpose of the MSP Act—to make Medicare secondary—is defeated. That is why Congress set the damage amount at the amount billed by the provider; to incentivize compliance with the MSP Act.

The Repair Abuses of MSP Payments Act (S.1607/H.R.3388) (the “RAMP Act”) re-introduced in 2023 by Senators Tim Scott (R-SC) and Maggie Hassan (D-NH) and Representatives Brad Schneider (D-IL) and Gus Bilirakis (R-FL) in the U.S. Senate and the U.S. House of Representatives, respectively, could limit potential double damage recoveries to group health plans only, as defined in paragraph 42 U.S.C. § 1395y(b)(1)(A)(v)). This legislation, if enacted as proposed, would not apply retroactively, and would not affect our existing portfolio of Claims or lawsuits filed prior to its potential enactment.

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

Mandatory Reporting

The Medicare, Medicaid, and SCHIP Extension Act of 2007 (“MMSEA”) added mandatory reporting requirements with respect to Medicare beneficiaries who have coverage under group health plan arrangements as well as for Medicare beneficiaries who receive settlements, judgments, awards, or other payment from liability insurance (including self-insurance), no-fault insurance, or workers’ compensation. Failure to comply with MMSEA may result in a civil money penalty of $1,000 for each day of noncompliance for each individual for which the information should have been submitted. This civil money penalty is in addition to any other penalties prescribed by law and in addition to any Medicare secondary payer Claim under this title with respect to an individual. Although we are not entitled to pursue MMSEA penalties on our own behalf, we have filed a qui tam lawsuits on behalf of the federal government to enforce this federal law.

The LifeWallet Ecosystem

LifeWallet is a versatile, scalable, and expandable data ecosystem, where tokenized data is stored in a secure, user friendly platform with multiple applications. Although development is ongoing, initial beta testing has provided real-time or near real-time analytics at the point of care, helping to identify primary insurers, assisting providers in receiving reasonable and customary rates for accident-related treatment, shortening the company’s collection time frame, and increasing revenue visibility and predictability for its users. Proper documenting of claims by providers continues to be a pain point for providers—an industry wide problem that LifeWallet is addressing with high success rates in real-time testing environments. Consumer facing developments (business to consumer or “B2C”) continue to be addressed contemporaneously with features aimed at providers (business to business or “B2B”); but the B2C roll out has been scaled back as immediate B2B opportunities arise that will eventually allow the end consumer to have better access to their healthcare data.

A number of applications that will be powered by LifeWallet are currently in development. During 2023, these developments continued in a structured and robust manner. Some of the LifeWallet applications have been paused, as explained below, while others have been newly developed to pursue different business models. These include:

•
LifeWallet EHR. The LifeWallet EHR platform is currently being tested for two initial potential business models. LifeWallet underwent and passed a rigorous vetting process with a large health information network in the U.S, which has access to over 95% of hospitals, 750,000 medical providers, major medical laboratories, and governmental entities that gather and store electronic health records (“EHR”) in varying platforms. EHR interconnectivity is a required mandate in the U.S. under the

Office of the National Coordinator (“ONC”) for efficient treatment and care of patients in the U.S. LifeWallet EHR is currently testing access to nationwide EHR for Medicare Service Organizations (“MSO”), mass tort law firms requiring EHR for causation evidence through medical records to prove a case, and Public Service Answering Points (“PSAP”) for 911 access to EHR during a medical emergency.
•
Chase to Pay. A real-time, or near real-time analytics driven platform that identifies the proper primary payer at the point of care, Chase to Pay is intended to interface with real-time medical utilization platforms utilized by providers at the point of care. As our recovery litigation progresses, this iteration of the LifeWallet platform continues to evolve into a principal instrument being utilized to pursue future recoveries. The model locates and organizes medical records to facilitate efficient access and enable informed decision-making and improved patient care. As previously disclosed, we believe that Chase to Pay will form the basis of our core business in the future, as the existing core business and Chase to Pay are symbiotic. Chase to Pay is powered, in part, by Palantir Technologies’ Foundry platform, utilizing LifeWallet’s industry knowledge.
•
LifeChain. LifeChain continues development in order to tokenize healthcare Claims and patient records using blockchain technology, to enable adjudication of Claims upfront, in real-time, with complete transparency. LifeChain aims to reduce costs, maximize provider revenue, improve patient care, and eliminate fraud, while maintaining patient privacy using decentralized biometric authentication and a robust dashboard for user-specific analytics. The platform has the flexibility to adapt to user-specific requirements.
•
LifeWallet 911. LifeWallet 911 continues to be developed for utilization by emergency service organizations, including PSAPs, to improve the facilitation of emergency services by providing 911 operators, dispatchers, and emergency medical providers with immediate access to vital information to reduce response times and improve patient outcomes.
•
LifeWallet Legal. LifeWallet Legal continues to be developed within the LifeWallet ecosphere, incorporating the existing platform Case & Lien platform to incorporate EHR/PHI through LifeWallet EHR. LifeWallet Legal will continue to evolve as platforms are rolled in the mass tort space and the need for EHR continues to rise under evidentiary standards in the courts.
•
LifeWallet Health. The LifeWallet Health platform has been integrated with other platforms in the LifeWallet ecosphere; as such, its rollout has been postponed indefinitely to prioritize other platform developments. In conjunction with LifeWallet EHR, member/users will remain in control over their healthcare data by providing easy access to their medical history, and utilizing a wide variety of data points to improve overall patient care.
•
LifeWallet Sports. LifeWallet Sports, as of its last iteration, predominantly remained in the collegiate athletics space. LifeWallet Sports connected brands with college athletes on this platform, which evolved into a social media and podcast platform. The Name, Image, and Likeness (“NIL”) rights space has been tempered with the entry of educational institutions and competent governmental authorities into the space of regulation and standardization. LifeWallet Sports is a pioneer in the area, essentially setting and implementing guiding standards in the once nascent space. A strong undertow has caused this platform to retreat from the initial business model and search for alternative streams of income. By connecting athletes with brands and businesses, the platform assisted with deal negotiation and rule compliance, and enabled brands and businesses to identify talent, schedule events, and monitor campaigns.
•
LifeWallet EDU. LifeWallet EDU was being developed for schools, but has been paused to prioritize other LifeWallet platforms. Our market testing revealed that educational institutions typically use third party software solely for administrative capabilities of those platforms, and are not equipped to handle the robust features within the LifeWallet EDU, which incorporated, security, student monitoring, parental integration, and other features that the educational institutions surveyed were not ready to adopt.

Competitive Strengths

Irrevocable Assignments

We differ from competitors as we receive irrevocable assignments of recovery rights associated with certain healthcare related Claims. When we are assigned these rights, we obtain ownership in those rights that typical subrogation vendors do not. Rather than provide services under third-party vendor services contracts, we receive the rights to our Assignors’ Claims, and therefore step into the Assignor’s shoes. As assignees, we are the plaintiff in any action filed in connection with such Claims, we maintain control over the direction of the litigation, and we can pursue additional recoveries under numerous legal theories that our competitors cannot.

Scale of Current Portfolio

Our current portfolio has scaled significantly. As of December 31, 2023, we have been assigned recovery rights on Claims valued at approximately $1,544 billion in Billed Amount (and approximately $370 billion in Paid Amount), of which approximately $88.9 billion is PVPRC.

We are typically entitled to 100% of recoveries pursuant to our CCRAs. From those recoveries, we are typically contractually obligated to pay 50% of recoveries to the Assignor, plus attorneys’ fees and costs associated with pursuit of the recoveries. In certain cases, we have purchased the Assignor’s rights to recovery proceeds in advance of any collection, entitling the Company to retain 100% of the recovery proceeds, net of attorneys’ fees and costs. As of December 31, 2023, we were entitled to approximately 54% in the aggregate of the approximately $88.9 billion in PVPRC. Our recoveries would constitute a portion of the approximately $88.9 billion in PVPRC that may be recovered, after giving effect to our expenses, including any contingent fee payment payable to the Law Firm. See “Risk Factors—Risks Related to the Company’s Business and Industry.” This approximately $88.9 billion in PVPRC was identified using our Algorithms which comb through historical paid Claims data and to identify potential recoveries. As of December 31, 2023, the approximately $88.9 billion in PVPRC and approximately $370 billion in Paid Amount included approximately $5.5 billion and approximately $24.4 billion in capitated payments, respectively. Such capitated amounts are typically based on a fixed amount per enrollee in a plan rather than amounts paid on a fee-for-service basis and, in calculating the equivalent of Paid Amount for purposes of measuring potential recoveries, in cases where payments were based on capitated amounts, MSP Recovery reviews capitated encounter data typically found in Medicare Part B payments. The Company has successfully recovered full amounts on these capitated payments in some prior settlements.

The timeline for Claims being identified as potentially recoverable Claims to actual Claims recovery revenue can vary greatly depending on the complexity of the recovery strategy and litigation, as well as the status of each Claim in the recovery process. The Company monitors the penetration status of the Claims portfolio, which categorizes the status of cases based on their status in the recovery process in the following categories: in development, recovery process initiated, data collected and matched, resolution discussions in process, and other cases. Potentially recoverable Claims can take years to reach resolution based on a variety of factors.

Our Proprietary Data Analytics System

We believe our access to large volumes of data, sophisticated data analytics, and leading technology platforms provide a unique opportunity to discover and recover Claims. Our Algorithms comb through historical paid Claims data to identify potential recovery opportunities. As of December 31, 2023, we estimate a PVPRC of $88.9 billion. Through data mining, we continue to identify new recovery opportunities.

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

Continued Development of our Data Analytics System. We continue to develop our proprietary system and anticipate shifting to AI and machine learning to better enhance our recovery potential. The development of our system will allow us to be more efficient in the services we provide our Assignors, as well as being able to attract more Assignors.

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

Our Services

Claims Recovery

As part of our Claims recovery business, we pursue a number of types of recoveries, including:

Contractual Cases

When Medicare or an MAO, as a secondary payer, makes a payment on behalf of a beneficiary for injuries related to the use, maintenance, or operation of a vehicle, that payment may be recoverable from a no-fault insurer, as a primary payer. No-fault coverage does not require an assessment of liability, and thus, when a covered medical expense is incurred, the insurer must accept primary payer responsibility. The no-fault insurer’s failure to pay or reimburse Medicare and MAOs may constitute a breach of the beneficiary’s no-fault coverage, and a violation of the MSP Laws.

Settlement Cases

The MSP Laws allow Medicare beneficiaries, providers, and MAOs to seek reimbursement from any entity or person that has settled a dispute and failed to pay or reimburse Medicare and MAOs for an enrollee’s medical expenses related to that dispute. We review our Assignor’s Claims data and compare these records with the CMS database and court dockets to determine if any of our Assignor’s enrollees have been involved in a dispute that resulted in a settlement.

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

Antitrust-Pharmaceutical

Antitrust laws, including the Sherman Antitrust Act of 1890 (the “Sherman Act”) and the Clayton Antitrust Act of 1914 (the “Clayton Act”), and analogous state unfair competition laws, prohibit business practices that unreasonably deprive consumers of the benefits of competition, resulting in higher prices for products and services. The Sherman Act also outlaws all contracts, combinations, and conspiracies that unreasonably restrain interstate and foreign trade.

Our antitrust cases typically derive from one of the two following scenarios: (1) either a group of manufacturers who make similar products decide to raise product prices collectively irrespective of market fluctuations; or (2) a manufacturer of a branded pharmaceutical enters into a “pay for delay” agreement with a generic drug manufacturer so that the generic drug manufacturer delays the market launch of a cheaper competing drug. We pursue recoveries under both scenarios pursuant to the Sherman Act, the Clayton Act and state unfair competition laws to recover the differential between the actual paid amount and the price that we should have paid.

False Claims Act

The False Claims Act (the “FCA”) is widely regarded as an effective tool in combating waste, fraud and abuse against the federal government. The FCA prohibits the submission of false or fraudulent Claims for payment from the government. The FCA, which imposes civil penalties, fees, and treble damages for fraudulent claims, permits private individuals to file qui tam suits on behalf of the federal government. As a relator, we have filed qui tam lawsuits to enforce the FCA on behalf of the federal government.

Mass Tort and Private Lien Resolution Programs

When a defendant in an MDL settles its cases with the plaintiffs, the parties enter into a Master Settlement Agreement (“MSA”), which settles all pending lawsuits and provides that the defendant(s) agrees to set aside funds to settle the MDL related cases involving various conditions.

MSAs govern the terms of the settlement and provide for the resolution of all liens against the settlement proceeds. A lien resolution administrator assists in resolving all liens that are asserted by government payers or private payers against settlement funds and ensures that all such liens are resolved prior to settlement payments being disbursed to the settling claimants. An MSA typically provides for a Private Lien Resolution Agreement (the “PLRP Agreement”) whereby the lien resolution administrator establishes an efficient procedure to resolve liens.

Upon payment of the Company’s liens as provided in the PLRP Agreement, our reimbursement Claims against recoveries by claimants as defined in the MSA are resolved, and all potential liabilities related to such liens in favor of MSP Recovery are released. The only liens subject to resolution are those liens that qualify for a settlement payment pursuant to an MSA. No other Claims owned or otherwise held by the Company are encompassed in the PLRP Agreement.

We conduct an analysis of the claimants in the MDL settlement and identify liens belonging to the Company arising from medical care and treatment provided to claimants for which the Company has a legal right of recovery. A lien administrator provides the list of claimants to us. We then provide the Claims data supporting our liens to the lien administrator, which includes the specific Billed and Paid Amount of our liens. The lien administrator reviews and verifies our data and to confirm that the Claims included in the liens are reimbursable.

Our Claims Portfolio

As of December 31, 2023, we have received assignments to recovery rights for more than 160 Assignors in the Medicare, Medicaid, and commercial insurance segments, associated with approximately $1,544 billion in Billed Amount of health care Claims. We have been assigned Claims from all 50 states, as well as Puerto Rico.

We typically acquire recovery rights by entering into a CCRA with an Assignor, pursuant to which the Assignor assigns all right, title, and interest in and to certain recovery and reimbursement rights to the Company, or to an affiliated entity, partner, or investor, in exchange for (a) deferred compensation, typically structured as 50% of any net recovery earned by and paid to us, or (b) an upfront lump sum payment. Some of these CCRAs are “limited recovery” agreements, meaning that they are limited in time or scope as to what is assigned to us. For example, certain of our CCRAs relate specifically to claims against manufacturers, distributors, and producers of Actos, pioglitazone, metformin, glimepiride, or Duetact. Additionally, certain other CCRAs relate specifically to healthcare services rendered and paid for during a specified timeframe. In general, our CCRAs allow the Company to recover historical Claims. Under some of the CCRAs, the Company has been assigned historical Claims and the Assignor has agreed to continue assigning Claims data. The Company currently expects to generate a substantial portion of total revenue from current CCRAs through recoveries on historical Claims under our recovery model. The Company believes as it develops the Chase to Pay platform and recovery model, a significant portion of the Company’s revenue from these CCRAs will be derived through the Chase to Pay model by recovering on Claims as they occur.

In the cases where we acquire recovery rights for an upfront lump sum payment, instead of a CCRA, we typically enter into a Claims Purchase and Assignment Agreement (“CPAA”). Under a typical CPAA, an entity assigns all right, title, and interest in and to certain recovery and reimbursement rights to us, or to an affiliated entity, partner, or investor, in exchange for an upfront lump sum payment. In these arrangements, we (or our affiliated entity, partner or investor) would typically own 100% of all future net recoveries from those purchased Claims. Often, the CPAA includes a provision to continue acquiring future Claims from the Assignor.

MSP Recovery Clearinghouse

We developed the MSP Recovery Clearinghouse, formerly known as MSP Lien Resolver, to identify, quantify, and resolve outstanding liens. By law, Medicare and MA Plans are payers of last resort, making no-fault insurers the primary payers, responsible to exhaust their policy limits to pay for accident-related claims before Medicare bears any responsibility. Healthcare providers often submit Claims for the payment of medical services rendered after an accident to the patient’s health insurer, either seeking “conditional payments,” pending reimbursement by a primary payer, or entirely unaware that a primary payer has payment obligations. Medicare is left helpless in verifying if and how much is owed for any particular claimant if they are not aware that there is a Primary Payer involved.

Federal law requires primary payers to maintain and report the “key identifiers” for all claimants (such as their name, Social Security number, address, etc.) that are used to determine Medicare status on a regular basis and determine all claimant’s Medicare status before settling any injury claim. These steps are required to ensure that Medicare is alerted to primary payer obligations and to seek reimbursement. Primary payers routinely fail to fulfill these two duties, leaving Medicare in the dark and footing the bill. The result is a loophole for insurers, as Medicare relies on primary payer reporting to identify payment or reimbursement obligations. The Company has proved that in some instances primary payers have as little as a 2% reporting rate, thus failing to comply with the law 98% of the time.

The Company developed MSP Recovery Clearinghouse to reduce or eliminate this problem. MA Plans have and continue to provide claims data to the Company, including lists of beneficiaries along with diagnosis and treatment codes, and payment data. The Company aggregates this data into the MSP Recovery Clearinghouse, which compares the information with other publicly available sources. Proprietary algorithms then analyze these unique data sets against the list of beneficiaries to discover compensable Claims. The MSP Recovery Clearinghouse’s 3-Step Data Comparison & Claim Identification process reveals the full universe of beneficiaries and both reported and unreported Claims.

•
Step One: Gather the Data Sets. Through a simple electronic query, primary payers can provide to the MSP Recovery Clearinghouse a report with “key identifiers” for all insureds who have made and/or settled claims.
•
Step Two: Discover Reimbursable Claims. The MSP Recovery Clearinghouse applies algorithms and data matching protocols to identify any claimant matches between the primary payer and Medicare Advantage plans, generating a report of what the Primary Payer owes for unreimbursed conditional payments.
•
Step 3: Quality Control. The parties engage in quality-control procedures to ensure the validity of the generated report.

The amount owed is calculated and a demand to settle is made. If no agreement can be reached, the litigation moves forward. The MSP Recovery Clearinghouse model may also be used by primary payers to proactively resolve liens and ensure future compliance with federal law.

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

We enter into legal services agreements with the Law Firm and the various entities that hold Claims. In this relationship, the Company (and other Claims holding entities) is the plaintiff and the Law Firm serves as its counsel. The Law Firm is engaged to act as lead counsel to represent the Company and each of its subsidiaries and affiliates (or other applicable entity) as it pertains to the Assigned Claims, on a contingency basis. The Law Firm engages outside litigation counsel from around the nation as co-counsel and these arrangements are made directly between the Law Firm and other counsel. For the services provided, the Law Firm is typically entitled 40% of our 50% portion of the Gross Proceeds (i.e., 20% of the total Gross Proceeds). This contingency fee can change in the future. The Law Firm is also entitled to attorneys’ fees that are awarded pursuant to any fee shifting statute, by agreement, or court award.

Sales and Marketing

Our sales force is comprised of internal and external sales professionals. Our sales force identifies potential Assignors and manages relationships with existing Assignors. Among other things, our marketing strategies generate new Assignor leads, by educating potential Assignor clients about our Company. The sales force is incentivized via a recovery-based commission compensation. Once we have received recoveries for Claims related to an Assignor, the applicable sales professional is compensated. This mechanism ensures low fixed costs while offering a potentially generous commission model.

Licensing and Regulation

We are subject to federal and state laws and regulations governing privacy, security, and breaches of patient information and the conduct of certain electronic health care transactions, including, HIPAA and other health information privacy and security requirements. Some of our Assignors with which we have or may establish business relationships are “Covered Entities” that are regulated under HIPAA. We also are a “Business Associate” of our Assignors; as such, we must comply with HIPAA regulations. To provide our Covered Entity Assignors with services that involve the use or disclosure of protected health information, HIPAA requires us to enter into Business Associate agreements with our Assignors.

In addition to HIPAA, we may be subject to other federal and state laws relating to the collection, dissemination, use of, and access to, personal information. While we believe that we are in material compliance with such laws and regulations, failure to comply with these laws could expose us to lawsuits, data security incidents, regulatory enforcement or fines.

Intellectual Property and Research & Development

We rely on trade secret laws. We use a combination of confidential agreements and licenses with our Assignors, employees, vendors, and third parties. We also rely on other security measures to control the access to our confidential information, software, and other intellectual property. For more information, see Item 1C. Cybersecurity.

Our research and development team uses proprietary software and a highly trained staff including I.T. personnel, accountants, statisticians, physicians, data analysts, and attorneys to analyze data from a variety of sources. We will continue to invest resources into our proprietary systems.

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

Competition

While other entities in the industry act as vendors and pursue reactive recoveries, we aggressively pursue recoveries on our own behalf, using applicable state and federal laws. Although somewhat different in approach, we compete with in-house recovery departments, collection and financial services companies and other companies. Some of these entities are Cotiviti Holdings, Inc., MultiPlan Corporation, Encore Capital Group, Inovalon Holdings, Inc., Optum, Inc., Verisk Health, Inc., McKesson Corporation, Change Healthcare Corporation, HMS Holdings Corp., The Rawlings Group, Equian, LLC, Trover Solutions, Inc. and other, smaller companies.

Human Capital

Our employees and culture are critical components to our success and growth as a company. As of December 31, 2023, we had approximately 88 employees. We employ specialized contract or part-time employees on a temporary basis, which include highly trained IT personnel, accountants, statisticians, physicians, data analysts, and attorneys to maximize the recovery of Claims. None of our employees are covered by collective bargaining agreements or represented by a labor union. We believe that the relationships we have with our employees are positive.

We strive to attract, develop, and retain the best talent by providing competitive pay and benefits, continuous growth and development, and a diverse and inclusive workplace. Our human capital resource objectives include not only acquiring the best talent but also motivating those that drive our business forward. We aim to achieve these objectives using generous compensation programs and offering a one-of-a-kind employee experience. To better develop and incentivize our employees, we regularly provide employee feedback and recognition, and incentivize performance and innovation through an annual bonus program.

Seasonality

Seasonality does not have a material impact on our business.

Other Information about the Company

We make available free of charge through our website, www.msprecovery.com, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. In addition, our website includes other items related to corporate governance matters, including, among other things, our corporate governance principles, charters of various committees of the Board of Directors, and our code of conduct applicable to all employees, officers and directors. We intend to disclose on our internet website any amendments to or waivers from our code of business conduct and ethics as well as any amendments to its corporate governance principles or the charters of various committees of the Board of Directors. Copies of these documents may be obtained, free of charge, from our website. The SEC also maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file periodic and other reports electronically with the SEC. The address of that site is www.sec.gov. The information available on or through our website is not a part of this Annual Report, and should not be relied upon.

Item 1A. Risk Factors.

RISK FACTORS SUMMARY

Our business is subject to numerous risks and uncertainties, including those highlighted in the section entitled “Risk Factors” that represent challenges that we face in connection with the successful implementation of our strategy and growth of our business. The occurrence of one or more of the events or circumstances described in the section entitled “Risk Factors,” alone or in combination with other events or circumstances, may adversely affect our ability realize the anticipated benefits of the Business Combination, and may have an adverse effect on our business, cash flows, financial condition, and results of operations. Such risks include, but are not limited to:

Risks Related to the Company’s Business and Industry:

•
We have a history of losses and no substantial revenue to date; we may not generate significant revenue, or achieve profitability.
•
We have a limited history of actual recoveries to date; there are risks associated with estimating the revenue that we recognize.
•
We assume the risk of failure to recover on the assigned Claims, and we may fail to make recoveries.
•
Unfavorable court rulings, delays, and damages limitations may limit our ability to collect on judgments in our favor.
•
Our litigation often involves complex, novel legal theories with little or no precedent on which courts can rely.
•
Our lawsuits are brought in a diverse range of venues and jurisdictions, which may result in different outcomes on similar issues.
•
Counterparties in our lawsuits employ dilatory tactics that delay the resolution of litigation or settlement negotiations.
•
Our fee sharing arrangement with Law Firm materially reduces our recoveries.
•
Assignors may pursue recoveries directly or use other recovery agents in connection with their efforts to recover on Claims.
•
Lawyers who we rely on to litigate may not exercise due skill and care, or have interests conflicting with those of our Assignors.
•
Our future growth depends on growth of the volume of our assigned healthcare Claims and obtaining associated data.
•
The positions we will typically acquire in connection with our acquisition of Claims are unsecured and may be effectively subordinated to other obligations and are at risk to fraud on the part of the Assignor of the Claim.
•
Internal improvements to healthcare claims and billing processes could reduce the revenue generated by our solutions.
•
Spending fluctuations, health care system simplification, and payment integrity initiatives may reduce the demand for our services.
•
Our existing Assignors could prematurely terminate their agreement or materially breach their agreements.
•
We may be unable to access Assignor data or be forced to destroy data in our possession, which may impair our ability to recover.
•
We may be unable to develop new Assignor relationships.
•
To the extent that we act as servicing agent, our clients may terminate or materially breaches their agreement with us.
•
We have long sales cycles for our data-driven solutions and may fail to close sales or experience implementation delays.
•
If our Assignors’ risk agreements change, it can have a material adverse effect on our financial condition and results of operations.
•
We may fail to comply with those privacy regulations or adequately secure the information in our possession.
•
Our systems and networks may be subject to cybersecurity breaches and other disruptions that could compromise our information.
•
Increased cybersecurity vulnerabilities, threats, and targeted computer crime could pose a risk to our systems, solutions, and data.
•
We may fail to innovate and develop new solutions, or new solutions may not be adopted by existing and potential Assignors.
•
Certain of our activities present the potential for identity theft or illegal behavior by employees, contractors, or third parties.
•
We may fail to comply with applicable privacy, security and data laws, regulations and standards.
•
Adverse changes could occur in the U.S. healthcare environment, or laws relating to healthcare programs and policies.
•
We could lose of one or more significant Assignors or experience disruptions in Assignor-payer relationships.
•
The inability of Assignors to maintain contracts with CMS could adversely affect our business.
•
The healthcare data analytics and payment markets may not develop, develop slower than expected, or sustain negative publicity.
•
Negative publicity concerning the healthcare data analytics and payment accuracy could limit the future growth of the market.
•
We face significant competition, and we expect competition to increase.
•
If we are unable to protect our proprietary technology, information, and processes, the value of our solutions may be diminished.
•
Our success depends on our ability to protect our intellectual property rights.
•
Our ability to obtain, protect, and enforce our intellectual property rights is uncertain.
•
Our qui tam litigation may be subject to Government Intervention and Dismissal pursuant to 31 U.S.C. § 3730(c)(2)(A).
•
Any violation of the laws and regulations or a negative audit or investigation finding could adversely affect our business.
•
Our business depends on the integrity of our HIPAA compliant information processing systems.
•
We may fail to maintain certifications that could result in a breach of our obligations under our contract.
•
We have substantial indebtedness and payment obligations and may incur future indebtedness or payment obligations.
•
Failure to obtain or maintain ongoing financing to fund operations would negatively impact our business.
•
Costs associated with, and an inability to obtain and maintain insurance could adversely affect our profit and financial condition.
•
Our services could become subject to new, revised, or enhanced regulatory requirements in the future.
•
Failing to accurately estimate our contract pricing may have a material adverse effect on our business.
•
We may fail to develop widespread brand awareness, maintain our reputation, or achieve and maintain market acceptance.

•
Failure to properly manage growth may impact our ability to execute plans, maintain service levels, or address challenges.
•
We may not be able to obtain additional capital to continue the development of our business.
•
Failure to properly manage our growth or obtain additional financing to fund growth could negatively impact our business.
•
Acquisitions may prove unsuccessful or change our business, financial results, and introduce new risks.
•
We are subject to adverse judgments or settlements in litigation, regulatory, or other dispute resolution proceedings.
•
If we are unable to successfully identify and recover on future Claims, our results of operations could be adversely affected.
•
We may fail to accurately calculate the Paid Amount and Paid Value of Potential Recoverable Claims.
•
Our software vendors, utility providers, and network providers may fail, and we may lose access to data sources.
•
We may be sued by third parties for alleged infringement of their proprietary rights.
•
Changes in, or interpretations of, tax rules and regulations may adversely affect our effective tax rates.
•
We will be required to pay the Tax Receivable Agreement (“TRA”) Parties (as defined in the TRA).
•
Payments under the TRA may impair our ability to consummate change of control transactions.
•
Acceleration of payments under the TRA may impair our ability to consummate change of control transactions.
•
The loss of key personnel could negatively impact the operations and profitability of the Company.
•
Our business is dependent on our ability to attract and retain qualified employees.
•
General economic, political, and market forces beyond our control could reduce demand for our solutions.
•
Our geographic concentration makes us sensitive to regulatory, economic, environmental, and competitive conditions.
•
Our overall business results may suffer from an economic downturn.

Risks Related to Our Securities:

•
We are controlled by the Members, whose interests may conflict with our interests and the interests of other stockholders.
•
Our stockholders will experience substantial dilution as a consequence of, among other transactions, further issuances of our stock.
•
Our stockholders may lack corporate governance protections available to those of companies that are not controlled companies.
•
There can be no assurance that we will be able to comply with the continued listing standards of Nasdaq.
•
Failure to meet the Nasdaq listing requirements could result in the delisting of our stock and negatively impact capital raising.
•
If our shares are delisted from Nasdaq , it will become more difficult to trade our shares.
•
We may be required to take write-downs or write-offs, restructuring, and impairment or other charges.
•
We may be subject to unanticipated changes in tax rates or adverse outcomes resulting from examination of our tax returns.
•
We may be unable to obtain additional financing to fund the operations and growth of the Company.
•
Our recoveries may be limited due to legal restrictions.
•
Anti-takeover provisions contained in our Charter and bylaws, as well as Delaware law, could impair a takeover attempt.
•
The Charter contains a provision renouncing our interest and expectancy in certain corporate opportunities.

Risks Related to Ownership of our Common Stock:

•
The market price of our Class A Common Stock may be significantly volatile.
•
A market for our securities may not continue, which would adversely affect the liquidity and price of our securities.
•
If securities analysts publish negative reports or stop publishing reports about our business, the price of our stock could decline.
•
We cannot predict the impact our dual class capital structure may have on the market price of the shares of our stock.
•
We may amend the terms of the Public Warrants in a manner that may be adverse to holders.
•
We may redeem unexpired warrants prior to their exercise at a time that is disadvantageous to warrant holders.
•
Our stockholders may experience significant dilution as a result of future equity offerings or the exercise of options and warrants.
•
The Company’s management has limited experience in operating a public company.
•
Our Charter identifying Delaware courts as an exclusive forum may discourage certain lawsuits against our directors and officers.
•
The JOBS Act permits “emerging growth companies” like us to take advantage of certain exemptions from reporting requirements.
•
Failure to establish and maintain effective internal controls could adversely affect the accuracy and timing of our reporting.
•
Our controls over financial reporting may be ineffective and our accountants may not be able to certify as to their effectiveness.
•
Governmental investigations, regulatory proceedings, and litigation will result in related expenses.
•
The Company’s stockholders may be liable for third party claims against the Company to the extent of distributions they received.

Risks Related to the Yorkville SEPA:

•
Substantial blocks of our common stock may be sold into the market, which may cause the price of our common stock to decline.
•
It is impossible to predict the number of shares sold under the Yorkville SEPA; we may not raise the value available thereunder.
•
The sale and issuance of our shares of our Class A Common Stock to Yorkville will cause dilution to our existing shareholders.
•
Once we issue a Convertible Note, we do not control the timing and amount of the issuance of our stock upon conversion of such Convertible Note.
•
Upon a trigger event, we may be required to make payments that could cause us financial hardship.

RISK FACTORS

An investment in our securities involves a high degree of risk. You should carefully consider the following risk factors, together with all of the other information included in this Annual Report on Form 10-K (“Annual Report”) before making an investment decision. The occurrence of one or more of the events or circumstances described in these risk factors, alone or in combination with other events or circumstances may have an adverse effect on our business, cash flows, financial condition, and results of operations. You should also carefully consider the following risk factors in addition to the other information included in this Annual Report, including matters addressed in the section entitled “Cautionary Note Regarding Forward-Looking Statements.” We may face additional risks and uncertainties that are not presently known to us or that we currently deem immaterial, which may also impair our business or financial condition. The following discussion should be read in conjunction with the financial statements and notes to the financial statements included herein.

Risks Related to the Company’s Business and Industry

In this section “we,” “us,” “our,” and other similar terms refer to Legacy MSP prior to the Business Combination and to the Company following the Business Combination.

We have a history of net losses and no substantial revenue to date, and we may not achieve recoveries, generate significant revenue, or achieve profitability. Our relatively limited operating history makes it difficult to evaluate our current business and future prospects and increases the risk of your investment.

Our relatively limited operating history makes it difficult to evaluate our current business and plan for our future growth. The Company started in 2014 with its first assignment from a health plan in Miami, Florida. To date, we have achieved no substantial revenue and limited actual recoveries from our assigned Claims, and there is no guarantee that we will achieve recoveries, revenue, or profitability as projected. We have encountered, and will continue to encounter, significant risks and uncertainties frequently experienced by new and growing companies in rapidly changing industries, such as determining appropriate investments for our limited resources, competition from other data analytics companies, acquiring and retaining Assignors, hiring, integrating, training and retaining skilled personnel, unforeseen expenses, challenges in forecasting accuracy and successfully integrating new strategies. If we are unable to achieve meaningful recoveries, increase our Assignor base, successfully manage our recovery efforts from third-party payers or successfully expand, our revenue and our ability to achieve and sustain profitability would be impaired. If our assumptions regarding these and other similar risks and uncertainties, which we use to plan our business, are incorrect or change as we gain more experience operating our business or due to changes in our industry, or if we do not address these challenges successfully, our operating and financial results could differ materially from our expectations and our business could suffer.

We have a limited history of actual recoveries to date, and there are risks associated with estimating the amount of revenue that we recognize from recoveries. If our estimates of revenue are materially inaccurate, it would impact the timing and the amount of our revenue recognition and have a material adverse effect on our business, results of operations, financial condition, and cash flows.

We have a limited track record of generating meaningful recoveries and related revenue from the Claims we have been assigned. There are risks associated with estimating the value of future recoveries and revenues that we may achieve under our assigned Claims. Our estimates and projections depend on significant assumptions and involve significant risks which could cause our actual results to vary materially.

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

Under most of our agreements with Assignors, we assume the risk of failure to recover on the assigned Claims, and if we fail to make recoveries with respect to the assigned Claim receivables and therefore, are unable to generate recovery proceeds greater than or equal to the amounts paid by us to purchase the assigned Claims, it can adversely affect our business.

In many instances, we pay our Assignors an upfront purchase price for assignment of their recovery rights to healthcare Claims. Accordingly, there is a risk that we may not successfully recapture the upfront purchase price if we fail to make recoveries with respect to the assigned Claims. Further, our ability to identify and recover on future Claims includes risks such as:

•
underperformance relative to our expectations and the price paid for the Claims;
•
unanticipated demands on our management and operational resources;

•
failure to successfully recover on legal claims;
•
difficulty in integrating personnel, operations, and systems;
•
maintaining current customers and securing future customers of the combined businesses;
•
assumption of liabilities; and
•
litigation-related charges.

Finally, our potential ability to achieve recovery revenues is based largely on the Paid Value of Potentially Recoverable Claims of our portfolio and our ability to discover, quantify, and settle the gap between Billed Amount and Paid Amount on a large scale. Failure to accurately calculate the Paid Amount or the Paid Value of Potential Recoverable Claims, the Recovery Multiple, or our recovery rights are not appropriately perfected, may have a material adverse effect on our business, results of operations, financial condition, and cash flows.

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

Typically, we must file actions in court to recover monies related to those paid by our Assignors and a substantial portion of our recoveries are dependent on the courts. As such, we may be subject to adverse court rulings, significant delays, damages calculations or other limitations, each of which can negatively impact our recovery efforts, potential to generate revenue, and the financial condition of our business.

For example, from time to time, the courts dismiss our cases, or Claims pursued in our cases, with or without prejudice. When dismissal is without prejudice, we can refile the action. Accordingly, we retain the ability to bring those Claims in a recovery action. When dismissal is with prejudice, we cannot refile the action to pursue recoveries using the dismissed cause of action. We cannot guarantee that we will not receive adverse rulings in court. Historically, we have received adverse rulings such as:

•
Dismissal for failure to file within the applicable statute of limitations. For example, on August 10, 2022, the United States Court of Appeals, Eleventh Circuit held that four-year statute of limitations period for civil actions arising under an Act of Congress enacted after December 1, 1990 applies to certain claims brought under the Medicare Secondary Payer private cause of action, and that the limitations period begins to run on the date that the cause of action accrued. This opinion may render certain Claims held by the Company unrecoverable and may substantially reduce PVPRC and BVPRC as calculated. As our cases were filed at different times and in various jurisdictions, and prior to data matching with a defendant we are not able to accurately calculate the entirety of damages specific to a given defendant, we cannot calculate with certainty the impact of this ruling at this time. Although this opinion is binding only on courts in the Eleventh Circuit, if the application of this statute of limitations as determined by the Eleventh Circuit was applied to all Claims assigned to us, we estimate that the effect would be a reduction of PVPRC by approximately $7.02 billion. As set forth in our Risk Factors, PVPRC is based on a variety of factors. As such, this estimate is subject to change based on the variety of legal claims being litigated and statute of limitations tolling theories that apply.
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

Additionally, in certain of our cases, our recoveries may be limited as a function of courts’ damages calculations. Adverse court rulings could also occur from:

•
Our assignment agreements with Assignors being deemed invalid by courts. We obtain assignments of healthcare Claims from our Assignors via irrevocable assignments, which allow us to pursue those Claims that our Assignors originally owned. Enforceability of our assignment agreements is often challenged by defendants, and if a court determines an assignment agreement is invalid (due to a technical deficiency, regulatory prohibition, or otherwise), we may lose the ability to pursue recoveries related to those Claims.

•
Our damages calculations include medical expenses paid by our Assignors that courts may deem unreasonable, unrelated, or unnecessary, and could lead to lower than anticipated recoveries. This may include, but not be limited to, the difference between Medicare, Medicaid, and commercial rates.
•
Our Claims may be subject to different interpretations of the applicable statutes of limitations.

For example, in certain antitrust matters, recoveries may be limited to the difference between the price that a drug manufacturer charged for the drug and the price of the drug absent anti-competitive conduct. The list above is not exhaustive of potentially unfavorable rulings, damages calculations, or other limitations which we have encountered or may encounter.

We generate, and expect to generate, a significant portion of our revenue by collecting on settlements and/or judgments that are granted by courts in lawsuits filed against insurers, tortfeasors, and other liable parties. A decrease in the willingness of courts to grant these judgments, a change in the requirements for filing these cases or obtaining these judgments, or a decrease in our ability to collect on these judgments could have an adverse effect on our revenue, operating results, and the financial condition of our business. As we increase our use of the legal channels for collections, there could be an increase in upfront court costs and costs related to counterclaims. We may not be able to collect on certain aged Claims because of applicable statutes of limitations, and we may be subject to adverse effects of regulatory changes.

Our recoveries may be delayed due to inconsistent rulings on different cases which delay our recovery efforts. We can be subject to unfavorable rulings, damages calculations, or limitations which are not listed above. Such unfavorable rulings, damages calculations, or other limitations can negatively affect our business, results of operations, financial condition, and cash flows.

Our recoveries may be limited if courts decline to compel our counterparties to data match with us, or we are otherwise unable to force responsible parties to produce data they store that would identify the proper party to make a given payment. Among the ways we identify the proper payer for a given claim is by comparing our member data to that of property and casualty or no-fault insurers in a process called data matching. Members found in both data sets are scrutinized to determine if a primary payer was responsible in the first instance to pay or reimburse the cost of care relating to an accident. Should a court decline to compel data matching, our recoveries against a given insurer would be limited to those representative beneficiaries identified, and all matches that could be identified through a data matching exercise.

Our litigation often involves complex, novel legal theories with little or no precedent on which courts can rely, which may adversely affect our ability to generate revenue and negatively impact our business.

The lawsuits we file in pursuit of recoveries often involve causes of action that are entirely novel, or novel as applied to the facts alleged in our complaints. For example, while the MSP Law was enacted in 1980, its use by an assignee to pursue recoveries on its own behalf is novel. As such, courts deciding litigated issues in our cases often have limited binding precedent on which to base an opinion, and often review our cases as a matter of first impression. As a result, our cases may be delayed as courts require more time to analyze the legal issues, and outcomes are difficult to accurately predict.

We may employ rarely used causes of action, such as Florida’s equitable pure bill of discovery. The Company has brought numerous pure bill of discovery cases against medical device and drug manufacturers and insurance companies, seeking to identify the proper party defendant or the appropriate theory on which to base relief. As these cases do not seek money damages, success in these cases may lead to information that can be used to further pursue recoveries, but not money damages that can be recognized as revenue. These cases, in and of themselves, are an expense to the Company, and may negatively impact our business if, for any reason, they fail to yield actionable results.

Our counterparties likewise often assert defenses that require complex, jurisdiction specific analysis. Litigation of these issues is often costly, time consuming, and may delay potential recoveries. The success of these defenses is difficult to predict and could result in partial or the entire dismissal of a given case, reducing or eliminating potential recoveries, and any associated recognition of revenue.

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

Counterparties in our lawsuits employ dilatory tactics that delay the resolution of litigation or settlement negotiations, increasing costs associated with recoveries and substantially delaying the outcome of our cases and any associated revenue recognition.

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

We enter into legal services agreements with the Law Firm and the various entities that hold Claims. The Law Firm is engaged to act as counsel to represent the Company and each of its subsidiaries and affiliates (or other applicable entity) on a contingency basis as it pertains to the assigned Claims. The Law Firm engages outside litigation counsel from around the U.S. as co-counsel and these arrangements are made directly between the Law Firm and other counsel. For the services provided, the Law Firm typically collects a fee equal to 40% of our 50% portion of the Net Proceeds (i.e., 20% of the total Net Proceeds), which is paid from our portion of the Net Proceeds. Co-counsel is paid from the Law Firm’s portion of the Net Proceeds. The Law Firm is also entitled to attorney’s fees that are awarded to the Law Firm pursuant to any fee shifting statute, by agreement, or court award. Any increase in attorneys’ fees and costs would reduce our potential net recoveries. For more information about our fee sharing arrangement, see Item 1. Business and “ —Fee Sharing Arrangements.”

Assignors may pursue recovery on Claims directly or may use recovery agents other than us in connection with the Assignor’s efforts to recover on Claims.

With respect to the Assignors of the assigned Claims, some of our agreements exclude from the assignment of Claims those Claims that are assigned to or being pursued by other recovery vendors of the Assignor at the time of the assignment. We have identified instances where the Assignor did not filter its data provided to us to account for such exclusions. This resulted in some Claims being identified by us for purposes of our recovery estimates. This also has resulted in other recovery agents of the Assignor making collections on Claims that were assigned to us. Although we endeavor to seek appropriate clarification from Assignors to properly identify Claims that are being pursued by other recovery vendors, due to the nature and volume of data, it may not be possible to identify with precision all such Claims. While we do not believe that there is material overlap with other recovery vendors with respect to assigned Claims to be material, there can be no assurance as to the ultimate impact on our recoveries or our business. That notwithstanding, where other recovery vendors have made recoveries, the recoveries may not be the full amount of the potential recovery because it was not processed properly or against the correct responsible parties.

In addition, plaintiffs’ attorneys representing members in our Assignors data may have resolved liens as part of a third-party settlement, rendering our Claim moot and unrecoverable if paid properly.

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

The types of Claims we invest in are typically unsecured, and therefore will be subordinated to existing or future secured obligations and may be subordinated to other unsecured obligations of the parties against which we seek recoveries. The repayment of these Claims and rights is subject to significant uncertainties. The holders of other obligations may have priority over us to collect amounts due to them and therefore would be entitled to be paid in full before assets would be available for distribution to us. Our Assignors typically provide subrogation or “carve out” lists to identify those claims that were not included in an assignment or were pursued by another recovery vendor; however, the subrogation lists may be incomplete or inaccurate, thus resulting in our pursuit of a recovery that we are either not entitled to, or that has already been recovered.

Further, Assignors may misrepresent or omit material information, such as the underlying beneficiary or other counterparty. For example, an Assignor may misrepresent the quality, validity, or existence of a Claim or other information provided to us, or provide duplicate Claim data, either due to unintentional negligence or intentional fraud. There is no assurance we will detect such error. Any inaccuracy, duplication, or incompleteness, if undetected, may adversely affect the valuation of one or more Claims and adversely affect our business and performance. Under certain circumstances, recoveries may be reclaimed if any such payment or distribution is later determined to have been a fraudulent conveyance.

Internal improvements to healthcare Claims and retail billing processes by our Assignors could reduce the need for, and revenue generated by, our solutions, which could have a material adverse effect on our business, financial condition and results of operations.

We offer solutions that help our Assignors enhance payment accuracy in an increasingly complex environment, including through our Chase to Pay platform. Over time, our work may increase compliance amongst third-party payers. If such processes continue to improve, demand for our solutions could be reduced. With enough time and investment, many of our Assignors may be able to reduce or resolve recurring payment process complexities and resulting payment inaccuracies. As the skills, experience, and resources of such technology, systems, and personnel improve, they may be able to identify payment inaccuracies before using our services, which would reduce the payment inaccuracies identified by our solutions and our ability to generate revenue, which could have a material adverse effect on our business, financial condition, and results of operations.

Healthcare spending fluctuations, simplification of the healthcare delivery and reimbursement system, and programmatic changes to the scope of benefits and limitations to payment integrity initiatives could reduce the need for our data-driven solutions, which could have a material adverse effect on our business, financial condition, and results of operations.

Our solutions improve the Assignors’ ability to accurately pay healthcare Claims and prevent or recover inaccurate payments, which often are a result of complexities in the healthcare Claims payment system. Although the healthcare benefit and payment systems continue to grow in complexity due to factors such as increased regulation and increased healthcare enrollment, the need for and user adoption of our solutions and/or the scope and profitability of the solutions that we provide to our Assignors could be negatively affected by, among other things:

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
•
limits placed on payment integrity initiatives, including the Medicare Recovery Audit Contractor (“RAC”) program; and
•
lower than projected growth in private health insurance or the various Medicare and Medicaid programs, including Medicare Advantage.

Any of these developments could have a material adverse effect on our business, financial condition, and results of operations.

If our existing Assignors prematurely terminate their agreement with us, or if either party materially breaches an agreement, and we can no longer receive future assignments of healthcare Claims recoveries, it could have a material adverse effect on our business, financial condition, and results of operations.

We expect in the future to derive a significant portion of our revenue from our existing Assignors and, accordingly, we are reliant on the ongoing transfer and usage of data, and associated assignments, of Claims from existing Assignors. As a result, maintaining these relationships is critical to our future growth and our business, financial condition, and results of operations. We may experience significantly more difficulty than we anticipate in maintaining our existing Assignor agreements. Factors that may affect our ability to continue providing our services under such agreements for our services and our ability to sell additional solutions include:

•
the price, performance, and functionality of our solutions;
•
the availability, price, performance, and functionality of competing solutions;
•
our Assignors’ perceived ability to review Claims accurately using internal resources;
•
our ability to develop complementary solutions;
•
our continued ability to access data necessary to enable us to effectively develop and deliver new solutions to Assignors;
•
the stability and security of our platform;
•
changes in healthcare laws, regulations, or trends; and
•
the business environment of our Assignors.

Pursuant to the CCRAs with our Assignors, the Assignors may choose to discontinue one or more services under an existing contract, may exercise flexibilities within their contracts to adjust service volumes, and may breach or terminate the contract prior to its agreed upon completion date. A material breach by either party to the agreement may also result in the termination of receiving future data transmissions or Claim assignments. Any such occurrences could reduce our revenue from these Assignors. Although a cancellation or termination of a contract does not revoke the original assignment from our Assignors, as such assignments are irrevocable, termination still affects future transfers of data and future assignment of Claims. Accordingly, such cancellations or terminations can constrain our growth and result in a decrease in revenue, which could have a material adverse effect on our business, financial condition and results of operations.

If an Assignor prematurely terminates its agreement with us, we may be precluded from accessing that Assignor’s data and/or be forced to destroy data in our possession from that Assignor, which may substantially impair our ability to recover on that Assignor’s Claims.

We enter into Claims Cost Recovery Agreements (“CCRA”) and Business Associate Agreements (“BAA”) with our Assignors. Pursuant to the CCRAs with our Assignors, we receive historical claims data, and may receive updated claims data and ongoing data transfers at agreed upon intervals. If, for any reason, a CCRA is terminated, the BAA requires us to return and/or destroy all PHI associated with that CCRA, which may substantially impair our ability to recover on that Assignor’s Claims.

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

In some events, we may act as a servicing agent for another party. If one of these parties terminates their agreement with us or if either party materially breaches an agreement, it could have a material adverse effect on our business, financial condition, and results of operations.

We may provide our services as a servicing agent to third parties. These services include, but are not limited to, identifying, processing, prosecuting, and recovering monies related to recoverable Claims. As a servicing agent, we will act as an independent contractor on behalf of a contracting party who owns the rights to certain recoverable Claims. If a party terminates such servicing agreement with us, or if either party is in default of any servicing agreement, it could have a material adverse effect on our business, financial condition and results of operations.

We have long sales and implementation cycles for many of our data-driven solutions and may fail to close sales after expending time and resources, or experience delays in implementing the solutions, which could have a material adverse effect on our business, financial condition and results of operations.

Potential customers generally perform a thorough evaluation of available payment accuracy solutions and require us to expend time, effort, and money educating them as to the value of our solutions prior to entering into a contract with them. We may expend significant funds and management resources during the sales cycle and ultimately fail to close the sale. Our sales cycle may be extended due to our potential customers’ budgetary constraints or for other reasons. In addition, following a successful sale, the implementation of our systems frequently involves a lengthy process, as we onboard a new customer’s healthcare data into our proprietary systems. If we are unsuccessful in closing sales after expending funds and management resources or if we experience delays in such sales or in implementing our solutions, it could have a material adverse effect on our business, financial condition, and results of operations.

If our Assignors’ risk agreements change, it can have a material adverse effect on our business, financial condition, and results of operations.

Many of our Assignors are First-Tier entities, as defined in 42 C.F.R. § 422.2. A First-Tier entity is a party that enters into a written arrangement, acceptable to CMS, with an MAO or applicant to provide administrative services or healthcare services for a Medicare eligible individual under the Medicare Advantage program. These entities enter into risk agreements with Downstream Entities, as defined under 42 C.F.R. § 422.2. If these agreements change or include any restrictions on the assignability of Claims, it can have a material adverse effect on our recoveries, business, financial condition, and results of operations.

Our use and disclosure of personal identifiable information, including PHI, is subject to federal and state privacy and security regulations, and our failure to comply with those regulations or adequately secure the information we hold could result in significant liability or reputational harm.

State and federal laws and regulations, including HIPAA, govern the collection, dissemination, use, disclosure, creation, receipt, maintenance, transmission, privacy, confidentiality, security, availability, and integrity of personal identifiable information, including PHI. HIPAA establishes basic national privacy and security standards for protection of PHI by covered entities such as our Assignors, and the business associates with whom such entities contract for services, including us. As a business associate, we are also directly liable for HIPAA compliance. In addition to HIPAA, we must adhere to state patient confidentiality and other laws that are not preempted by HIPAA, including those that are more stringent than HIPAA.

In the event of a breach of our obligations under HIPAA or other state laws, we could be subject to enforcement actions and lawsuits brought by the U.S. Department of Health and Human Services Office for Civil Rights (“OCR”) and state regulators, and class action lawsuits brought by private plaintiffs. Mandatory penalties for HIPAA violations can be significant and OCR and state regulators may require businesses to enter into settlement or resolution agreements and corrective action plans that impose ongoing compliance requirements. If a person knowingly or intentionally obtains or discloses PHI in violation of HIPAA requirements, criminal penalties may also be imposed. In addition, state Attorneys General are authorized to bring civil actions under HIPAA or relevant state laws. Courts can award damages, costs, and attorneys’ fees related to violations of HIPAA or state laws in such cases. While we maintain safeguards that we believe are reasonable and appropriate to protect the privacy and security of PHI and other personal identifiable information consistent with applicable law and our contractual obligations, we cannot provide assurances regarding how these laws, regulations, and contracts will be interpreted, enforced, or applied to our operations.

We obtain and process a large amount of sensitive data. Our systems and networks may be subject to cybersecurity breaches and other disruptions that could compromise our information. Any real or perceived improper use of, disclosure of, or access to such data could harm our reputation as a trusted brand, as well as have a material adverse effect on our business, financial condition, and results of operations.

We rely on information technology networks and systems to process and store electronic information. We collect and store sensitive data, including personally identifiable information on our information technology networks. Our systems may be vulnerable to physical break-ins, viruses, hackers, and other potential sources of security breaches or incidents. We may not be able to prevent incidents of inappropriate use or disclosure or unauthorized access to or acquisition. Despite the implementation of security measures, our information technology networks and systems have been, and in the future may be, vulnerable to disruptions and shutdowns due to attacks by hackers or breaches due to malfeasance by contractors, employees, and others who have access to our networks and systems. The occurrence of any of these cybersecurity events could compromise our networks and the information stored on our networks could be accessed. Any such access could disrupt our operations, adversely affect the willingness of existing or potential Assignors to do business with us or result in legal claims, liability, reputational damage, or regulatory penalties under laws protecting the privacy of personal information, any of which could adversely affect our business, financial condition, and operating results.

We rely heavily on technology to communicate internally and efficiently perform our services. We have implemented measures that are designed to mitigate the potential adverse effects of a disruption, relocation, or change in operating environment; however, we cannot provide assurance that the situations we plan for and the amount of insurance coverage that we maintain will be adequate in any particular case. In addition, despite system redundancy and security measures, our systems and operations are vulnerable to damage or interruption from, among other sources:

•
power loss, transmission cable cuts and telecommunications failures;
•
damage or interruption caused by fire, earthquakes and other natural disasters;
•
attacks by hackers or nefarious actors;
•
human error;
•
computer viruses and other malware or software defects; and
•
physical break-ins, sabotage, intentional acts of vandalism, terrorist attacks and other events beyond our control.

If we encounter a business interruption, if we fail to effectively maintain our information systems, if it takes longer than we anticipate to complete required upgrades, enhancements, or integrations or if our business continuity plans and business interruption insurance do not effectively compensate on a timely basis, we could suffer operational disruptions, disputes with Assignors, civil or criminal penalties, regulatory problems, increases in administrative expenses, loss of our ability to produce timely and accurate financial and other reports or other adverse consequences, any of which could have a material adverse effect on our business, financial condition, and results of operations.

As we collect and manage large amounts of data, it is possible that hardware failures or errors in our systems could result in data loss or corruption or cause the information that we collect to be incomplete or contain inaccuracies that our partners regard as significant. If our data were found to be inaccurate or unreliable due to fraud or other error, or if we, or any of the third-party service providers we engage, were to fail to maintain information systems and data integrity effectively, we could experience operational disruptions that may hinder our ability to provide services, establish appropriate pricing for services, retain and attract Assignors, establish reserves, timely report financial results, and accurately and maintain regulatory compliance, among other things. Additionally, as Assignors maintain their own supporting documentation, data, and records, it is possible that they may provide us with erroneous or inaccurate data. The occurrence of any of these events could cause our solutions to be perceived as vulnerable, cause our Assignors to lose confidence in our solutions, negatively affect our ability to attract new Assignors and cause existing Assignors to terminate or not renew our solutions. If the information is lost, improperly disclosed, or threatened to be disclosed, we could incur significant liability and be subject to regulatory scrutiny and penalties. Furthermore, we could be forced to expend significant resources in response to a security breach, including investigating the cause of the breach, repairing system damage, increasing cyber-security protection costs by deploying additional personnel and protection technologies, notifying and providing credit monitoring to affected individuals, paying regulatory fines and litigating and resolving legal Claims and regulatory actions, all of which could increase our expenses and divert the attention of our management and key personnel away from our business operations.

In addition, if our own confidential business information were improperly disclosed, our business could be materially adversely affected. A core aspect of our business is the reliability and security of our technology platform. Any perceived or actual breach of security could have a significant impact on our reputation as a trusted brand, cause us to lose existing Assignors, prevent us from obtaining new Assignors, require us to expend significant funds to remedy problems caused by breaches and to implement measures to prevent further breaches and expose us to legal risk and potential liability. Any security breach at a third-party vendor providing services to us could have similar effects. Any breach or disruption of any systems or networks on which we rely could have a material adverse effect on our business, financial condition, and results of operations.

Our information technology strategy and execution are critical to our continued success. We expect to continue to invest in long-term solutions that will enable us to continue being a differentiator in the market and to protect against cybersecurity risks and threats. Our success is dependent, in large part, on maintaining the effectiveness of existing technology systems and continuing to deliver and enhance technology systems that support our business processes in a cost-efficient and resource-efficient manner. Increasing regulatory and legislative changes will place additional demands on our information technology infrastructure that could have a direct impact on resources available for other projects tied to our strategic initiatives. In addition, recent trends toward greater patient engagement in health care require new and enhanced technologies, including more sophisticated applications for mobile devices. Connectivity among technologies is becoming increasingly important. We must continue to develop our systems to meet market standards and keep pace with continuing changes in information processing technology, evolving industry and regulatory standards and patient needs. Failure to do so may present compliance challenges and impede our ability to deliver services in a competitive manner. Further, because system development projects are long-term in nature, they may be more costly than expected to complete and may not deliver the expected benefits upon completion. Our failure to effectively invest in, implement improvements to, and properly maintain the uninterrupted operation and data integrity of our information technology and other business systems could adversely affect our results of operations, financial position, and cash flow.

If any of our employees or contractors take, convert, or misuse such information, or we experience a data breach creating a risk of identity theft, we could be liable for damages and our business reputation could be damaged. In addition, we could be perceived to have facilitated or participated in illegal misappropriation of documents or data and, therefore, be subject to civil or criminal liability. In addition, federal and state regulators may take the position that a data breach or misdirection of data constitutes an unfair or deceptive act or trade practice. We also may be required to notify individuals affected by any data breaches. Further, a data breach or similar incident could impact the ability of our Assignors that are creditors to comply with the federal “red flags” rules, which require the implementation of identity theft prevention programs to detect, prevent, and mitigate identity theft in connection with Assignor accounts, which could be costly. If data utilized in our solutions are misappropriated for the purposes of identity theft or similar illegal behavior, it could have a material adverse effect on our reputation, business, financial condition, and results of operations.

Increased cybersecurity requirements, vulnerabilities, threats, and more sophisticated and targeted computer crime could pose a risk to our systems, networks, products, solutions, services, and data.

As the perpetrators of cyber attacks become more capable, as cybercrime becomes commoditized, and as critical infrastructure is increasingly becoming digitized, the risks in this area continue to grow. While we attempt to mitigate these risks by employing certain physical, administrative, and technical measures, including, but not limited to, employee training, logical access controls, monitoring and testing, and maintenance of protective systems and contingency plans, we remain potentially vulnerable to additional known or unknown threats, and we cannot assure that the impact from such threats will not be material.

We regularly assess external and internal cybersecurity-related risks and identify potential improvements to our cybersecurity program, including its staffing, processes, and technology. When potential improvements are identified, we weigh the costs and benefits of such improvements and, if selected, the improvements are added to an agenda for possible implementation. Additionally, we have incurred and expect to continue to incur significant costs implementing additional security measures to protect against existing and emerging cybersecurity threats.

If we fail to innovate and develop new solutions, or if these new solutions are not adopted by existing and potential Assignors or other users, it could have a material adverse effect on our business, financial condition, and results of operations.

Our results of operations and continued growth will depend on our ability to successfully develop and market new solutions that our existing and potential Assignors or other users are willing to adopt. For example, as part of our “Chase to Pay” model, we launched LifeWallet in January 2022, a platform designed to organize and facilitate access to users’ medical records. We cannot provide assurance that our proposed solutions will be fully developed or released, or that new or modified solutions will be responsive to Assignor or preferences or industry changes, or that the product and service development initiatives we prioritize will yield the return on investment that we anticipate, if any.

If we are unable to predict market preferences or if our industry changes, or if we are unable to implement or modify our solutions on a timely basis, we may lose Assignors or fail to attract new ones. If existing Assignors are not willing to adopt new solutions, or if potential Assignors or other users do not value such new solutions, it could have a material adverse effect on our business, financial condition, and results of operations.

We expect to make substantial investments in and changes to our operational platforms, systems and applications to compete effectively and keep up with technological advances. We may also face difficulties in integrating new or upgraded platforms into our current technology infrastructure. In addition, significant technological changes could render our existing solutions obsolete. Although we have invested, and will continue to invest, significant resources in developing and enhancing our solutions and platforms, any failure to keep up with technological advances or to integrate upgraded operational platforms and solutions into our existing technology infrastructure could result in a negative return on investment, and have a material adverse effect on our business, financial condition, and results of operations.

Certain of our activities present the potential for identity theft or similar illegal behavior by employees, contractors, or third parties, which could have a material adverse effect on our business, financial condition, and results of operations.

Our solutions involve the use and disclosure of personal information that in some cases could be used to impersonate third parties or otherwise improperly gain access to their data or funds.

If an employee or contractor were to take, convert, or misuse such information, or we experience a data breach creating a risk of identity theft, we could be liable for damages and our business reputation could be damaged. In addition, we could be perceived to have facilitated or participated in illegal misappropriation of documents or data and, therefore, be subject to civil or criminal liability. In addition, federal and state regulators may take the position that a data breach or misdirection of data constitutes an unfair or deceptive act or trade practice. We also may be required to notify individuals affected by any data breaches. Further, a data breach or similar incident could impact the ability of our Assignors, those of whom are creditors, to comply with the federal “red flags” rules, which require the implementation of identity theft prevention programs to detect, prevent and mitigate identity theft in connection with Assignor accounts, which could be costly. If data utilized in our solutions are misappropriated for the purposes of identity theft or similar illegal behavior, it could have a material adverse effect on our reputation, business, financial condition, and results of operations.

If we fail to comply with applicable privacy, security and data laws, regulations and standards, including with respect to third-party service providers that utilize sensitive personal information on our behalf, it could have a material adverse effect on our reputation, business, financial condition, and results of operations.

We have Assignors throughout the United States and our solutions may contain healthcare information of patients located across all 50 states and Puerto Rico. Therefore, we may be subject to the privacy laws of each such jurisdiction, which may vary and, in some cases, can impose more restrictive requirements than federal law. Where state laws are more protective, we have to comply with the stricter provisions. In addition to fines and penalties imposed upon violators, some of these state laws also afford private rights of action to individuals who believe their personal information has been misused. California’s patient privacy laws, for example, provide for penalties of up to $250,000 and permit injured parties to sue for damages. The interplay of federal and state laws may be subject to varying interpretations by courts and government agencies, creating complex compliance issues for us and our Assignors and potentially exposing us to additional expense, adverse publicity, and liability. Further, as regulatory focus on privacy issues continues to increase, and laws and regulations concerning the protection of personal information expand and become more complex, these potential risks to our business could intensify. Changes in laws or regulations associated with the enhanced protection of certain types of sensitive data, such as PHI or PII, along with increased customer demands for enhanced data security infrastructure, could greatly increase the cost of providing our services, decrease demand for our services, reduce our revenue, and/or subject us to additional liabilities.

The following legal and regulatory developments also could have a material adverse effect on our business, financial condition, and results of operations:

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

Approximately 93.1% of our expected recoveries arise from Claims being brought under the Medicare Secondary Payer Act private cause of action, codified at 42 U.S.C. § 1395y(b)(3)(A). This law allows us to pursue recoveries against primary payers for reimbursement of medical expenses that our Assignors paid for when primary payers (i.e., liability insurers) were responsible for payment. While we believe we have been successful at both the federal and state level in establishing a legal basis for our recoveries, changes to the laws on which we base our recoveries, particularly the Medicare Secondary Payer Act, can adversely affect our business.

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

The Medicare Secondary Payer Act’s private cause of action—a fundamental component of how the Company is able to calculate damages—incentivizes private parties, such as MSP Recovery, to pursue reimbursement of conditional payments by rewarding them with double damages. If the Medicare Secondary Payer Act is changed, or if the RAMP Act were enacted to apply retroactively, it could significantly reduce the Company’s potential recoveries and have a material adverse effect on its business, financial condition, and results of operations.

The healthcare industry in the United States is subject to a multitude of changing political, economic, and regulatory influences that affect every aspect of our healthcare system. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (the “Affordable Care Act”), made major changes in how healthcare is delivered and reimbursed, and generally increased access to health insurance benefits to the uninsured and underinsured population of the United States. Among other things, the Affordable Care Act increased the number of individuals with Medicaid and private insurance coverage, implemented reimbursement policies that tie payment to quality, facilitated the creation of accountable care organizations that may use capitation and other alternative payment methodologies, strengthened enforcement of fraud and abuse laws, and encouraged the use of information technology. However, many of these changes require implementing regulations that have not yet been drafted or have been released only as proposed rules. In addition, there have been, and continue to be, a number of legislative and regulatory initiatives to contain healthcare costs, reduce federal and state government spending on healthcare products and services, and limit or restrict the scope of the Medicare RAC program and other program integrity initiatives.

Future changes to the Affordable Care Act and to the Medicare and Medicaid programs and other federal or state healthcare reform measures may lower reimbursement rates, establish new payment models, increase or decrease government involvement in healthcare, decrease the Medicare RAC program and otherwise change the operating environment for us and our Assignors. If efforts to waive, modify, or otherwise change the Affordable Care Act, in whole or in part, are successful, if we are unable to adapt our solutions to meet changing requirements or expand service delivery into new areas, or the demand for our solutions is reduced as a result of healthcare organizations’ reactions to changed circumstances and financial pressures, it could have a material adverse effect on our business, financial condition, and results of operations.

Healthcare organizations may react to such changed circumstances and financial pressures, including those surrounding the implementation of the Affordable Care Act, by taking actions such as curtailing or deferring their retention of service providers, which could reduce the demand for our data driven solutions and, in turn, have a material adverse effect on our business, financial condition, and results of operations.

A significant portion of our Claims comes from a limited number of Assignors who have relationships with key existing payers, and the loss of one or more of these Assignors or disruptions in Assignor-payer relationships could have a material adverse effect on our business, financial condition, and results of operations.

We have acquired a significant portion of our Claims from and entered into agreements for new services with a limited number of large Assignors. These Assignors irrevocably assign Claims to us with different and/or staggered terms. In addition, we rely on our reputation and recommendations from key Assignors to promote our solutions to potential new Assignors.

Further, our ability to pursue a significant portion of our Claims depends on our arrangements pursuant to which we are granted access to health care data, which may be terminated upon the occurrence of certain events. See “Risk Factor - Failure of our software vendors, utility providers, and network providers to perform as expected, changes in our relationships with them, or losing access to data sources may adversely affect our business.” Accordingly, if any of these Assignors fail to renew or terminate their existing agreements with us, it could have a material adverse effect on our business, financial condition, and results of operations.

Our revenues and operations are dependent upon a limited number of key existing payers and our Assignors’ continued relationship with those payers; disruptions in those relationships (including renegotiation, non-renewal, or termination of capitation agreements) or the inability of such payers to maintain their contracts with the Centers for Medicare & Medicaid Services, or CMS, could adversely affect our business.

Our operations are dependent on a concentrated number of payers with whom our Assignors contract to provide services. The loss of these contracts for our Assignors could have a material adverse effect on our business, results of operations, financial condition, and cash flows. The sudden loss of an Assignor or the renegotiation of the future rights of an Assignors’ contract could adversely affect our operating results.

Moreover, our inability to maintain agreements with our Assignors with respect to their health care Claims recovery rights and data, or to negotiate favorable terms for those agreements in the future, could result in the loss of revenue and could have a material adverse effect on our profitability and business.

The data healthcare analytics and healthcare payment markets are relatively new and unpenetrated, and may not develop, develop more slowly than we expect, or sustain negative publicity, which may adversely affect our business.

The data healthcare analytics and healthcare payment accuracy markets are relatively new and the overall market opportunity remains relatively unpenetrated. It is uncertain whether this market will achieve and sustain high levels of demand, client acceptance and market adoption. Our success will depend to a substantial extent on the willingness of our Assignors to use, and to increase the frequency and extent of their utilization of our solutions, as well as on our ability to demonstrate the value of data-driven solutions and payment accuracy solutions to healthcare payers and government agencies. If our Assignors or other potential customers do not perceive the benefits of our data-driven solutions, then our market may not continue to develop, or it may develop more slowly than we expect. If any of these events occur, it could have a material adverse effect on our business, financial condition, and results of operations.

Negative publicity concerning the data healthcare analytics and healthcare payment accuracy industry or patient confidentiality and privacy could limit the future growth of the healthcare payment accuracy market.

Our data-driven solutions help prevent and recover improper payments made to healthcare providers. As a result, healthcare providers, insurers, third-party payers, and others have criticized the healthcare payment accuracy industry and have hired lobbyists to discredit the reported success that payment accuracy solutions have had in improving the accuracy of payments. Further, negative publicity regarding patient confidentiality and privacy could limit market acceptance of our healthcare solutions. Many consumer advocates, privacy advocates, and government regulators believe that the existing laws and regulations do not adequately protect privacy. They have become increasingly concerned with the use of personal information. As a result, they are lobbying for further restrictions on the dissemination or commercial use of personal information to the public and private sectors. If healthcare providers, privacy advocates, or others are successful in creating negative publicity for the healthcare payment accuracy industry, government and private healthcare payers could hesitate to contract with payment accuracy providers, such as us, which could have a material adverse effect on our reputation, business, financial condition, and results of operations.

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

We may not be able to compete successfully against existing or new competitors. In addition, we may be forced to increase the consideration we provide for assigned Claims or lower our pricing, or the demand for our data-driven solutions may decrease as a result of increased competition. Further, a failure to be responsive to our existing and potential Assignors’ needs could hinder our ability to maintain or expand our Assignor base, hire and retain new employees, pursue new business opportunities, complete future acquisitions, and operate our business effectively. Any inability to compete effectively could have a material adverse effect on our business, financial condition, and results of operations.

If we are unable to protect our proprietary technology, information, processes, and know-how, the value of our solutions may be diminished, which could have a material adverse effect on our business, financial condition, and results of operations.

We rely significantly on proprietary technology, information, processes, and know-how that are not subject to patent or copyright protection. We seek to protect this information through trade secret or confidentiality agreements with our employees, consultants, subcontractors or other parties, as well as through other security measures. These agreements and security measures may be inadequate to deter misappropriation of intellectual property and may be insufficient to protect our proprietary information. Misappropriation of our intellectual property by third parties, or any disclosure or dissemination of our business intelligence, queries, Algorithms, and other similar information by any means, could undermine competitive advantages we currently derive or may derive therefrom. Any of these situations could result in our expending significant time and incurring expense to enforce our intellectual property rights. Although we have taken measures to protect our proprietary rights, others may compete with our business by offering solutions or services that are substantially similar to ours. If the protection of our proprietary rights is inadequate to prevent unauthorized use or appropriation by third parties or our employees, the value of our solutions, brand, and other intangible assets may be diminished and competitors may be able to more effectively offer solutions that have the same or similar functionality as our solutions, which could have a material adverse effect on our business, financial condition, and results of operations.

Our success depends, in part, on our ability to protect our intellectual property rights.

Our success depends, in part, on our ability to protect our proprietary software, confidential information and know-how, technology and other intellectual property, and intellectual property rights. To do so, we generally rely on copyright, trademark and trade secret laws, confidentiality and invention assignment agreements with employees and third parties, and license and other agreements with consultants, vendors, and Assignors. There can be no assurance that employees, consultants, vendors, and Assignors have executed such agreements or have not breached or will not breach their agreements with us, that we will have adequate remedies for any breach, or that our trade secrets will not otherwise become known or independently developed by competitors. Additionally, we monitor our use of open-source software to avoid uses that would require us to disclose our proprietary source code or violate applicable open-source licenses, but if we engaged in such uses inadvertently, we could be required to take remedial action or release certain of our proprietary source code. These scenarios could have a material adverse effect on our business, financial condition, and results of operations. In addition, despite the protections we place on our intellectual property, a third party could, without authorization, copy or otherwise obtain and use our products or technology, or develop similar technology. In addition, agreement terms that address non-competition are difficult to enforce in many jurisdictions and might not be enforceable in certain cases.

As we begin to pursue patents, we might not be able to obtain meaningful patent protection for our technology. In addition, if any patents are issued in the future, they might not provide us with any competitive advantages or might be successfully challenged by third parties.

We rely on unpatented proprietary technology. It is possible that others will independently develop the same or similar technology or otherwise obtain access to our unpatented technology. To protect our trade secrets and other proprietary information, we require employees, consultants, advisors, and collaborators to enter into confidentiality agreements. We cannot provide assurance that these agreements will provide meaningful protection for our trade secrets, know-how, or other proprietary information in the event of any unauthorized use, misappropriation, or disclosure of such trade secrets, know-how, or other proprietary information. Further, the theft or unauthorized use or publication of our trade secrets and other confidential business information could reduce the differentiation of our services and harm our business, and the value of our investment in development or business acquisitions could be reduced and third parties might make claims against us related to losses of their confidential or proprietary information.

We rely on our trademarks, service marks, trade names and brand names to distinguish our services from the services of our competitors and have registered or applied to register many of these trademarks. We cannot provide assurance that our trademark applications will be approved. Third parties may also oppose our trademark applications or otherwise challenge our use of the trademarks. In the event that our trademarks are successfully challenged, we could be forced to rebrand our services, which could result in loss of brand recognition and could require us to devote resources to advertising and marketing new brands. Further, we cannot assure you that competitors will not infringe our trademarks or that we will have adequate resources to enforce our trademarks. Additionally, if we expand our focus to the international payment accuracy market, there is no guarantee that our trademarks, service marks, trade names and brand names will be adequately protected.

Our ability to obtain, protect, and enforce our intellectual property rights is subject to uncertainty as to the scope of protection, registrability, patentability, validity, and enforceability of our intellectual property rights in each applicable jurisdiction, as well as the risk of general litigation or third-party oppositions.

Existing U.S. federal and state intellectual property laws offer limited protection. If we expand our business into foreign markets, our intellectual property rights may not receive the same degree of protection as they would in the United States because of the differences in foreign trademark and other laws concerning proprietary rights. Governments may adopt regulations, and government agencies or courts may render decisions, requiring compulsory licensing of intellectual property rights. When we seek to enforce our intellectual property rights, we may be subject to claims that the intellectual property rights are invalid or unenforceable. Litigation may be necessary in the future to enforce our intellectual property rights and to protect our trade secrets. Litigation brought to protect and enforce our intellectual property rights could be costly, time consuming, and distracting to management and could result in the impairment or loss of portions of our intellectual property rights. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims, and countersuits attacking the validity and enforceability of our intellectual property rights. Our inability to protect our proprietary technology against unauthorized copying or use, as well as any costly litigation or diversion of our management’s attention and resources, could delay further sales or the implementation of our solutions, impair the functionality of our solutions, delay introductions of new solutions, result in our substituting inferior or more costly technologies into our solutions, or have a material adverse effect on our business, financial condition, and results of operations.

Our qui tam litigation may be subject to Government Intervention and Dismissal pursuant to 31 U.S.C. § 3730(c)(2)(A).

We file qui tam (whistleblower) actions on behalf of the federal government under the False Claims Act, 31 U.S.C. § 3729 et seq. These actions give the federal government the opportunity to intervene and participate in the action. The False Claims Act authorizes the Attorney General to dismiss a qui tam action over the relator’s objection. The action can be dismissed if the federal government determines their best interests are not served with the litigation. This can be the case if the litigation does not advance their interests, preserve their limited resources or avoid adverse precedent.

The federal government may dismiss an action notwithstanding the objections of the relator if the relator has received notice from the federal government and the person is afforded an opportunity to be heard on the federal government’s motion to dismiss. Courts have stated that the Federal Government has an “unfettered” right to dismiss a qui tam action. Swift v. United States, 318 F.3d 250, 252 (D.C. Cir. 2003). Federal government intervention, as well as dismissal pursuant to 31 U.S.C. § 3730(c)(2)(A), can negatively affect our business and our recovery efforts.

We are subject to extensive government regulation. Any violation of the laws and regulations applicable to us or a negative audit or investigation finding, could have a material adverse effect on our business.

Much of our business is regulated by the federal government and the states in which we operate. The laws and regulations governing our operations generally are intended to benefit and protect individual citizens, including government program beneficiaries, health plan members and providers, rather than stockholders. The government agencies administering these laws and regulations have broad latitude to enforce them. These laws and regulations regulate how we do business, what services we offer, and how we interact with our Assignors, providers, other healthcare payers and the public. Increased involvement by us in analytic or audit work that can have an impact on the eligibility of individuals for medical coverage or specific benefits could increase the likelihood and incidence of us being subjected to scrutiny or legal actions by parties other than our Assignors, based on alleged mistakes or deficiencies in our work, with significant resulting costs and strain on our resources.

In addition, because we may receive payments from federal and state governmental agencies, we may become subject to various laws, including the Federal False Claims Act and similar state statutes, which permit government law enforcement agencies to institute suits against us for violations and, in some cases, to seek double or treble damages, penalties, and assessments. In addition, private citizens, acting as whistleblowers, can sue on behalf of the federal government under the “qui tam” provisions of the Federal False Claims Act and similar statutory provisions in many states.

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

If the government discovers improper or illegal activities in the course of audits or investigations, we may be subject to various civil and criminal penalties and administrative sanctions, which may include termination of contracts, forfeiture of profits, suspension of payments, fines and suspensions, and debarment from doing business with the government. Such risks, particularly under the Federal False Claims Act and similar state fraud statutes, have increased in recent years due to legislative changes that have (among other amendments) expanded the definition of a false claim to include, potentially, any unreimbursed overpayment received from, or other monetary debt owed to, a government agency. If we are found to be in violation of any applicable law or regulation, or if we receive an adverse review, audit or investigation, any resulting negative publicity, penalties or sanctions could have an adverse effect on our reputation in the industry, impair our ability to compete for new contracts and have a material adverse effect on our business, financial condition, and results of operations.

We are also subject to laws, regulations and rules enacted by national, regional and local governments and Nasdaq. In particular, we are required to comply with certain SEC, Nasdaq, and other legal or regulatory requirements. Compliance with, and monitoring of, applicable laws, regulations, and rules may be difficult, time-consuming, and costly. Those laws, regulations, or rules and their interpretation and application may also change from time to time, and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws, regulations, or rules, as interpreted and applied, could have a material adverse effect on our business and results of operations.

Our business depends on effective information processing systems that are compliant with current HIPAA transaction and code set standards and the integrity of the data in, and operations of, our information systems, as well as those of other entities that provide us with data or receive data from us.

Our ability to conduct our operations and accurately report our financial results depends on the integrity of the data in our information systems and the integrity of the processes performed by those systems. These information systems and applications require continual maintenance, upgrading, and enhancement to meet our operational needs, satisfy Assignor requests and handle and enable our expansion and growth. Despite our testing and quality control measures, we cannot be certain that errors or system deficiencies will not be found, and that remediation can be done in a timeframe that is acceptable to our Assignors or that Assignor relationships will not be impaired by the occurrence of errors or the need for remediation. In addition, implementation of upgrades and enhancements may cost more, take longer, or require more testing than originally expected. Given the large amount of data we collect and manage, it is possible that hardware failures, errors, or technical deficiencies in our systems could result in data loss or corruption or cause the information that we collect, utilize, or disseminate to be incomplete or contain inaccuracies that our Assignors regard as significant.

Moreover, because we submit high volumes of monetary Claims to third parties, the efficiency and effectiveness of our own operations are to some degree dependent on the Claims processing systems of these third parties and their compliance with any new transaction and code set standards. Since October 1, 2015, health plans, commercial payers and healthcare providers have been required to transition to the new ICD-10 coding system, which greatly expands the number and detail of diagnosis codes used for inpatient, outpatient, and physician Claims. The transition to the new transaction and code set standard is expensive, time-consuming, and may initially result in disruptions or delays as we and other stakeholders make necessary system adjustments to be fully compliant and capable of exchanging data.

In addition, we may experience delays in processing Claims and therefore earning our fees if the third parties with whom we work are not in full compliance with these new standards in the required timeframe. Claims processing systems failures, incapacities, or deficiencies internal to these third parties could significantly delay or obstruct our ability to recover money, and thereby interfere with our performance and our ability to generate revenue in the timeframe we anticipate which, in turn, could have a material adverse effect on our business, financial condition, and results of operations.

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

Any failure or perceived failure by us to comply with federal or state laws or regulations, industry standards or other legal obligations, or any actual or suspected privacy or security incident, whether or not resulting in unauthorized access to, or acquisition, release or transfer of personal identifiable information or other data, may result in governmental enforcement actions and prosecutions, private litigation, fines and penalties, or adverse publicity and could cause our Assignors to lose trust in us, which could have an adverse effect on our reputation and business. We may be unable to make such changes and modifications in a commercially reasonable manner or at all, and our ability to pursue recoveries could be limited. Any of these developments could harm our business, financial condition, and results of operations. Privacy and data security concerns may inhibit retention of our systems by existing Assignors or onboarding onto or, in the case of our Chase to Pay services, adoption of our systems by new Assignors. For more information on Chase to Pay services, please see the section entitled “Business - Chase to Pay.”

We have a substantial amount of indebtedness and payment obligations which, together with any future indebtedness or payment obligations, could adversely affect our ability to operate our business.

We have substantial amounts of indebtedness and payment obligations, and we may incur substantial additional indebtedness or payment obligations in order to finance acquisitions of additional Claims assets or other costs in connection with financing our operations, and such increased leverage could adversely affect our business.

Our indebtedness carries high interest rates, which, if we are unable to generate revenues and reduce the amount of our indebtedness, will continue to increase over time by a significant amount. In addition, the terms of any of our existing or future indebtedness or payment obligations may restrict or otherwise negatively impact our ability to grow and manage our business. The maturity dates on our indebtedness are often short-term in nature, and require extensions and amendments in order to prevent such indebtedness from becoming immediately due and payable. We may not have the ability to extend the terms of our indebtedness, refinance our indebtedness, or pay such amounts when due if we do not begin generating significant revenue. Certain of our debt agreements are floating rate debt. As a result, fluctuations in interest rates can increase borrowing costs, which may directly impact the amount of interest we are required to pay. The amount of our indebtedness and payment obligations could limit our ability to obtain further financing and limit our ability to pursue our operational and strategic goals and opportunities, and adversely affect our liquidity position if the Claims we purchase do not generate proceeds at the rate we expect, if at all. The increased leverage, potential lack of access to financing, and increased expenses could have a material adverse effect on our financial condition, results of operations, and cash flows.

Failure to obtain or maintain ongoing financing to fund operations would negatively impact our business.

The Working Capital Credit Facility, a continued source of funding for operations, is contingent on compliance with certain covenants, which we may not meet. If we fail to comply with these covenants, continued funding may cease, substantially impairing our ability to continue our operations, including the pursuit of recoveries.

On March 6, 2023, Subrogation Holdings entered into a credit agreement (“Initial Credit Agreement”) with HPH, pursuant to which HPH funded an initial $10 million in proceeds to Subrogation Holdings. On March 29, 2023, the Initial Credit Agreement was fully amended and restated (the “Working Capital Credit Facility”), providing for funding of up to $80 million (with a 40% original issue discount), consisting of a Term Loan A commitment to fund up to $30 million (in multiple installments) in proceeds and a Term Loan B Commitment to fund up to $18 million (in multiple installments) in proceeds. On March 29, 2023, an additional $5 million was disbursed to Subrogation Holdings under the Term Loan A. On May 11, 2023 and June 13, 2023, HPH notified us that it would not disburse additional funds under the Working Capital Credit Facility until the Company satisfied certain funding conditions, including the filing of our Annual Report on Form 10-K for the period ending December 31, 2022 (the “2022 Form 10-K”), which was filed on July 27, 2023. The parties subsequently agreed that $5.5 million will be funded under Term Loan A in accordance with the terms of the Working Capital Credit Facility subsequent to the filing of our 2022 Form 10-K and receipt of funding notices, deeming funding conditions satisfied or waived. Following such funding, the Term Loan A commitment was terminated, with total funding of $20.5 million. The parties agreed to increase the Term Loan B commitment from $18 million to $27.5 million, which was funded in multiple installments and in accordance with the terms of the Working Capital Credit Facility. On August 4, 2023, the Company received funding amounting to $5.5 million from Term Loan A and $2.25 million installment under Term Loan B. Under Term Loan B, the Company received $2.25 million of funding on August 30, 2023, and Subrogation Holdings received $4.5 million on November 13, 2023 and $4.5 million on January 25, 2024.

Additional funding for fiscal year 2024 under the Working Capital Credit Facility is available at a rate of $1.75 million per month, up to $14.0 million, subject to potential further reductions in the case of certain agreed cost savings and funds availability; however, no additional funding has been requested as of the date of the filing of this Annual Report. The amended terms to the Working Capital Credit Facility were memorialized in the Second Amended and Restated First Lien Credit Agreement dated November 10, 2023. A failure to obtain or maintain financing to fund operations would require us to significantly reduce operations and would have a material adverse effect on future operating prospects.

Moreover, in connection with the Yorkville SEPA, and subject to the condition set forth therein, Yorkville agreed to advance to the Company in the form of convertible promissory notes (the “Convertible Notes”) an aggregate principal amount of $15.0 million. On November 14, 2023, we issued a Convertible Note to Yorkville in the principal amount of $5.0 million resulting in net proceeds of $4.73 million. On December 11, 2023, we issued a Convertible Note to Yorkville in the principal amount of $5.0 million, resulting in net proceeds of $4.75 million. On April 8, 2024, we issued a third Convertible Note to Yorkville in the principal amount of $5.0 million, resulting in net proceeds to us of $4.75 million.

For more information about the Convertible Notes, see Note 1, Description of the Business - Yorkville Purchase Agreement and Yorkville Standby Equity Purchase Agreement.

Costs associated with, and our ability to obtain and maintain adequate insurance, could adversely affect our profitability and financial condition.

We hold a number of insurance policies to hedge against risks inherent in our business. If the costs of maintaining adequate insurance coverage should increase significantly in the future, our operating results could be materially adversely affected. Likewise, if any of our current insurance coverage should become unavailable to us or become economically impractical, we would be required to operate our business without indemnity from commercial insurance providers. Similarly, if we exhaust our current insurance coverage for any given policy period, we would be required to operate our business without indemnity from commercial insurance providers for any Claims made that are attributable to that policy period. Failure to maintain certain insurance policies could constitute a material breach of contract terms with certain Assignors and business partners.

Our services could become subject to new, revised, or enhanced regulatory requirements in the future, which could result in increased costs, could delay or prevent our introduction of new solutions, or could impair the function or value of our existing solutions, which could have a material adverse effect on our business, financial condition, and results of operations.

The healthcare industry is highly regulated at the federal, state, and local levels, and is subject to changing legislative, regulatory, political, and other influences. As has been the trend in recent years, it is reasonable to assume that there will continue to be increased government oversight and regulation of the healthcare industry in the future. Changes to existing laws and regulations, or the enactment of new federal and state laws and regulations affecting the healthcare industry could create unexpected liabilities for us, could cause us or our Assignors to incur additional costs, and could restrict our or our Assignors’ operations. Many healthcare laws are complex, subject to frequent change and dependent on interpretation and enforcement decisions from government agencies with broad discretion. We cannot assure our stockholders as to the ultimate content, timing, or effect of any new healthcare legislation or regulations, nor is it possible at this time to estimate the impact of potential new legislation or regulations on our business. In addition, federal and state legislatures periodically have considered programs to reform or amend the U.S. healthcare system at both the federal and state level, such as the enactment of the Affordable Care Act. It is possible that the changes to the Medicare, Medicaid, or other governmental healthcare program reimbursements may serve as precedent to possible changes in other payers’ reimbursement policies in a manner adverse to us. Similarly, changes in private payer reimbursements could lead to adverse changes in Medicare, Medicaid, and other governmental healthcare programs, which could have a material adverse effect on our business, financial condition, and results of operations. Our failure to anticipate accurately the application of these laws and similar or future laws and regulations, or our failure to comply with them, could create liability for us, result in adverse publicity and have a material adverse effect on our business, financial condition, and results of operations.

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

Our services may become subject to new or enhanced regulatory requirements and we may be required to change or adapt our services in order to comply with these regulations. If we fail to successfully implement a new regulatory framework, it could adversely affect our ability to offer services deemed critical by our Assignors, which could have a material adverse effect on our business, financial condition, and results of operations. New or enhanced regulatory requirements may render our solutions obsolete or prevent us from performing certain services. Further, new or enhanced regulatory requirements could impose additional costs on us, thereby making existing solutions unprofitable, and could make the introduction of new solutions more costly or time consuming than we anticipate, which could have a material adverse effect on our business, financial condition, and results of operations.

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

We derive a relatively small portion of our revenue on a “fee-for-service” basis whereby billing is based upon a flat fee or a fee per hour. To earn a profit on these contracts, we must accurately estimate costs involved and assess the probability of achieving certain milestones within the contracted time period. If we do not accurately estimate the costs and timing for completing projects, or if we encounter increased or unexpected costs, delays, failures, liabilities, or risks, including those outside of our control, our contracts could prove unprofitable for us or yield lower profit margins than anticipated. Although we believe that we have recorded adequate provisions in our financial statements for losses on our fee-for-service contracts where applicable, as required under GAAP, we cannot provide assurance that our contract provisions will be adequate to cover all actual future losses. The inability to accurately estimate the factors upon which we base our contract pricing could have a material adverse effect on business, financial condition, and results of operations.

If we fail to cost-effectively develop widespread brand awareness and maintain our reputation, or if we fail to achieve and maintain market acceptance, our business could suffer.

We believe that maintaining and enhancing our reputation and brand recognition is critical to our relationships with existing Assignors and ability to attract new Assignors. The promotion of our brand may require us to make substantial investments and we anticipate that, as our market becomes increasingly competitive, these marketing initiatives may become increasingly difficult and expensive. Our marketing activities may not be successful or yield increased revenue and to the extent that these activities yield increased revenue, the increased revenue may not offset the expenses we incur and our results of operations could be harmed. In addition, any factor that diminishes our reputation or that of our management, including failing to meet expectations, or any adverse publicity or litigation involving or surrounding us, could make it substantially more difficult for us to attract new Assignors. In addition, negative publicity resulting from an adverse government audit could injure our reputation. If we do not successfully maintain and enhance our reputation and brand recognition, our business may not grow and we could lose our relationships with Assignors, which would harm our business, results of operations, and financial condition.

The registered or unregistered trademarks or trade names that we own or license may be challenged, infringed, circumvented, declared generic, lapsed, or determined to be infringing on or dilutive of other marks. We may not be able to protect our rights in these trademarks and trade names, which we need in order to build name recognition with Assignors, payers, and other partners. In addition, third parties may in the future file for registration of trademarks similar or identical to our trademarks. If they succeed in registering or developing common law rights in such trademarks, and if we are not successful in challenging such third-party rights, we may not be able to use these trademarks to promote our business in certain relevant jurisdictions. If we are unable to establish name recognition based on our trademarks and trade names, we may not be able to compete effectively and our brand recognition, reputation and results of operations may be adversely affected.

Our ability to execute on business plans, maintain high levels of service, or adequately address competitive challenges will be negatively impacted if we fail to properly manage our growth, which could have a material adverse effect on our business, financial condition, and results of operations.

In recent years, our size and the scope of our business operations have expanded rapidly, and we expect that we will continue to grow and expand into new areas within the healthcare industry; however, such growth and expansion has resulted in nominal revenue to date and carries costs and risks that, if not properly managed, could have a material adverse effect on our business, financial condition, and results of operations. To effectively manage our business plans, we must continue to improve our operations, while remaining competitive. We must also be flexible and responsive to our Assignors’ needs and to changes in the political, economic, and regulatory environment in which we operate. The greater size and complexity of our expanding business puts additional strain on our administrative, operational, and financial resources and makes the determination of optimal resource allocation more difficult. A failure to anticipate or properly address the demands that our growth and diversification may have on our resources and existing infrastructure may result in unanticipated costs and inefficiencies, and could adversely impact our ability to execute on our business plans and growth goals, which could have a material adverse effect on our business, financial condition, and results of operations.

We may require significant capital expenditures and the allocation of valuable management resources to grow and change in these areas. We must effectively increase our headcount and continue to effectively train and manage our employees. We will need to continue to hire, train and manage additional qualified information technology, operations, and marketing staff, and improve and maintain our technology and information systems to properly manage our growth. If our new hires perform poorly, or if we are unsuccessful in hiring, training, managing, and integrating these new employees, or if we are not successful in retaining our existing employees, our business may be adversely affected. We will be unable to manage our business effectively if we are unable to alleviate the strain on resources caused by growth in a timely and successful manner. If we fail to effectively manage our anticipated growth and change, the quality of our services may suffer, which could negatively affect our brand and reputation and harm our ability to attract and retain Assignors and employees.

We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly changing industries, including increasing expenses as we continue to grow our business. We expect our operating expenses to increase significantly over the next several years as we continue to hire additional personnel, expand our operations and infrastructure, and continue to expand to reach more Assignors. In addition to the expected costs to grow our business, we also expect to incur additional legal, accounting, investor relations, and other expenses as a public company. These investments may be more costly than we expect, and if we do not achieve the benefits anticipated from these investments, or if the realization of these benefits is delayed, they may not result in increased revenue or growth in our business. If our growth rate were to decline significantly or become negative, it could adversely affect our financial condition and results of operations. If we are not able to achieve or maintain positive cash flow in the long term, we may require additional financing, which may not be available on favorable terms or at all and/or which could be dilutive to our stockholders. Our failure to achieve or maintain profitability could negatively impact the value of our Common Stock.

We may require additional financing to fund our operations or growth. The failure to secure additional financing on acceptable terms and conditions or at all could have a material adverse effect on our continued development or growth. Our access to, and the availability of, financing will be impacted by many factors, including, but not limited to, our financial performance, our credit ratings, our then current level of indebtedness, the liquidity of the overall capital markets and the state of the U.S. and global economy. None of our officers, directors, or stockholders will be obligated to provide any financing to us.

We may not be able to obtain additional capital to continue the development of our business.

There can be no assurance that our future proposed operations and Claims recovery will be implemented successfully or that we will ever have profits. If we are unable to successfully recover on Claims and continue pursuing recoveries, holders of our Common Stock may lose their entire investment. We face all of the risks inherent in a new business and a new public company, including the expenses, difficulties, complications, and delays frequently encountered in connection with conducting operations, including the need for significant additional capital requirements and management’s potential underestimation of initial and ongoing costs. In evaluating our business and future prospects, these difficulties should be considered. If we are not effective in addressing these risks, we would not be able to implement our business strategy and our results of operations would be adversely affected. To date, the Company’s sources of liquidity to fund working capital have been through funds from servicing agreements, member contributions, loans, and investments from other third parties. Our ability to obtain necessary financing may be impaired by factors such as the health of, and access to, capital markets, our limited track record, or a future doubt about our ability to continue as a going concern.

Failure to properly manage our growth or obtain additional financing to fund growth could negatively impact our business.

In order to implement our business plan and achieve and favorable results, we expect to expand our business operations and hire additional sales and support personnel. We may not have sufficient resources to do so. If we hire additional personnel and invest in additional infrastructure, we may not be effective in expanding our operations and our systems, procedures, or controls may not be adequate to support any such expansion. Failure to properly manage our growth could have a material adverse effect on our business and our operating results. Failure to obtain financing, or obtain financing on favorable terms, could have a material adverse effect on future operating prospects, could require us to significantly reduce operations, and could result in a decrease in our stock price.

We may make acquisitions of businesses or Claim recovery interests that prove unsuccessful, and any mergers, acquisitions, dispositions, or joint venture activities may change our business and financial results and introduce new risks.

From time to time, we may make acquisitions of, or otherwise invest in, other companies that could complement our business, including the acquisition of entities in diverse geographic regions and entities offering greater access to businesses and markets that we do not currently serve. The acquisitions we make may be unprofitable or may take some time to achieve profitability. In addition, we may not successfully operate the businesses that we acquire, or may not successfully integrate these businesses with our own, which may result in our inability to maintain our goals, objectives, standards, controls, policies, culture, or profitability. Through acquisitions, we may enter markets in which we have limited or no experience. Any acquisition may result in a potentially dilutive issuance of equity securities, and the incurrence of additional debt which could reduce our profitability. We also pursue dispositions and joint ventures from time to time. Any such transactions could change our business lines, geographic reach, financial results, or capital structure. Our company could be larger or smaller after any such transactions and may have a different investment profile.

We may also invest in certain Claim recovery interests, as well as Assignor interests in Claims with the intent to expand our portfolio of recoverable Claims and add to our potential revenue streams by selling these Claims at a higher rate than that paid by the Company. These purchases may prove unprofitable or may take some time to achieve profitability. These purchases may also adversely affect our liquidity and cash positions if we use our cash in order to purchase new Claims, or if we finance such purchase with debt that we are ultimately not able to repay. If we do not realize the anticipated benefits of any such acquisition, it would have a material effect on our business, financial condition, and results of operations.

Adverse judgments or settlements in litigation, regulatory, or other dispute resolution proceedings could have a material adverse effect on our business, financial condition, and results of operations.

We are currently party to, and may in the future become party to, lawsuits and other claims against us that arise from time to time in the ordinary course of our business. These may include lawsuits and claims related to, for example, contracts (including CCRAs), subcontracts, protection of confidential information or trade secrets, wage and benefits, employment of our workforce, or compliance with any of a wide array of state and federal statutes, rules and regulations that pertain to different aspects of our business. We also may be required to initiate expensive litigation or other proceedings to protect our business interests. In addition, because of the payments we may receive from potential future government Assignors, we may become subject to unexpected inquiries, investigations, legal actions, or enforcement proceedings pursuant to the False Claims Act, healthcare fraud, waste and abuse laws, or similar legislation. Any investigations, settlements, or adverse judgments stemming from such legal disputes or other claims may result in significant monetary damages or injunctive relief against us, as well as reputational injury that could adversely affect us. In addition, litigation and other legal claims are subject to inherent uncertainties, and management’s view of currently pending legal matters may change in the future. Those uncertainties include, but are not limited to, costs of litigation, unpredictable judicial or jury decisions and the differing laws and judicial proclivities regarding damage awards among the states in which we operate. Unexpected outcomes in such legal proceedings, or changes in management’s evaluation or predictions of the likely outcomes of such proceedings (possibly resulting in changes in established reserves) could have a material adverse effect on our business, financial condition, and results of operations.

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

Typically, we identify recoverable Claims using our proprietary Algorithms which screen historical paid Claims data and search for potential recoveries. Our potential ability to achieve recovery revenues are based largely on the Paid Value of Potentially Recoverable Claims of our portfolio and our ability to discover, quantify, and settle the gap between Billed Amount and Paid Amount on a large scale. If we fail to accurately calculate the Paid Amount or the Paid Value of Potential Recoverable Claims, the Recovery Multiple or the recovery rights we are entitled to may not be appropriately captured, which may have a material adverse effect on our business, results of operations, financial condition, and cash flows.

Failure of our software vendors, utility providers, network providers, and third-party data providers to perform as expected, changes in our relationships with them, or losing access to data sources may adversely affect our business.

Our ability to deliver and implement solutions requires that we work with certain third-party providers, including software vendors, utility providers, data providers, and network providers, and depends on such third parties meeting our expectations in both timeliness and quality. We might incur significant additional liabilities if the services provided by these third parties do not meet our expectations, if they terminate or refuse to renew their relationships with us, or if they were to offer their services to us on less advantageous terms, which could have a material adverse effect on our business, financial condition, and results of operations. In addition, while there are backup systems in many of our operating facilities, an extended outage of utility or network services supplied by these vendors or providers could impair our ability to deliver our solutions, which could have a material adverse effect on our business, financial condition, and results of operations.

Our ability to service our Assignors and deliver and implement solutions requires that we use several data sources when identifying recoveries. If we were to lose access to those data sources, including as a result of any termination of our data access arrangements, it could have a material adverse effect on our business, financial condition, and results of operations.

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

We have offices in the United States and in Puerto Rico. Accordingly, we are subject to taxation in jurisdictions with increasingly complex tax laws, the application of which can be uncertain.

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

In connection with the Business Combination, we entered into a TRA with the TRA Parties (as defined in the TRA) that provides for the payment by the Company to such TRA Parties of 85% of the benefits, if any, that the Company is deemed to realize (calculated using certain assumptions) as a result of: (i) the Company’s direct and indirect allocable share of existing tax basis acquired in the Business Combination, (ii) increases in the Company’s allocable share of existing tax basis and tax basis adjustments that will increase the tax basis of the tangible and intangible assets of Opco as a result of the Business Combination and as a result of sales or exchanges of Up-C Units for cash or shares of the Company’s Class A Common Stock, and (iii) certain other tax benefits related to entering into the TRA, including tax benefits attributable to payments under the TRA. These increases in existing tax basis and tax basis adjustments generated over time may reduce the amount of tax that the Company would otherwise be required to pay in the future, although the IRS may challenge all or part of the validity of that tax basis, and a court could sustain such a challenge. Actual tax benefits realized by the Company may differ from tax benefits calculated under the TRA as a result of the use of certain assumptions in the TRA, including the use of an assumed weighted-average state and local income tax rate to calculate tax benefits. The payment obligation under the TRA is an obligation of the Company and not of Opco. While the amount of existing tax basis, the anticipated tax basis adjustments, and the actual amount and utilization of tax attributes, as well as the amount and timing of any payments under the TRA, will vary depending upon a number of factors, including the timing of exchanges of Up-C Units for shares of the Company’s Class A Common Stock, the applicable tax rate, the price of shares of the Company’s Class A Common Stock at the time of exchanges, the extent to which such exchanges are taxable and the amount and timing of our income, we expect that as a result of the size of the transfers and increases in the tax basis of the tangible and intangible assets of Opco and our possible utilization of tax attributes, including existing tax basis acquired at the time of the Business Combination, the payments that the Company may make under the TRA will be substantial. The payments under the TRA are not conditioned on the exchanging holders of Opco Units or other TRA Parties continuing to hold ownership interests in us. To the extent payments are due to the TRA Parties under the TRA, the payments are generally required to be made within five business days after the tax benefit schedule (which sets forth the Company’s realized tax benefits covered by the TRA for the relevant taxable year) is finalized. The Company is required to deliver such a tax benefit schedule to the TRA Parties’ Representative (as defined in the TRA), for its review, within 90 calendar days after the due date (including extensions) of the Company’s federal corporate income tax return for the relevant taxable year.

Payments under the TRA may be accelerated and/or significantly exceed the actual tax benefits the Company realizes under the TRA, and such accelerations may impair our ability to consummate change of control transactions.

The Company’s payment obligations under the TRA will be accelerated in the event of certain changes of control or its election to terminate the TRA early. The accelerated payments will relate to all relevant tax attributes then allocable to the Company in the case of an acceleration upon a change of control, and to all relevant tax attributes allocable or that would be allocable to the Company (in the case of an election by the Company to terminate the TRA early, assuming all Up-C Units were then exchanged). The accelerated payments required in such circumstances will be calculated by reference to the present value (at a specified discount rate determined by reference to LIBOR) of all future payments that holders of Up-C Units or other recipients would have been entitled to receive under the TRA, and such accelerated payments and any other future payments under the TRA will utilize certain valuation assumptions, including that the Company will have sufficient taxable income to fully utilize the deductions arising from the increased tax deductions and tax basis and other benefits related to entering into the TRA. In addition, recipients of payments under the TRA will not reimburse us for any payments previously made under the TRA if such tax basis and the Company’s utilization of certain tax attributes is successfully challenged by the IRS (although any such detriment would be taken into account in future payments under the TRA). The Company’s ability to achieve benefits from any existing tax basis, tax basis adjustments or other tax attributes, and the payments to be made under the TRA, will depend upon a number of factors, including the timing and amount of our future income. As a result, even in the absence of a change of control or an election to terminate the TRA, payments under the TRA could be in excess of 85% of the Company’s actual cash tax benefits.

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

The acceleration of payments under the Tax Receivable Agreement in the case of certain changes of control may impair our ability to consummate change of control transactions or negatively impact the value of our Common Stock.

In the case of a “Change of Control” under the TRA (which is defined to include, among other things, a 50% change in control of the Company, the approval of a complete plan of liquidation or dissolution of the Company, or the disposition of all or substantially all of the Company’s direct or indirect assets), payments under the TRA will be accelerated and may significantly exceed the actual benefits the Company realizes in respect of the tax attributes subject to the TRA. We expect that the payments that we may make under the TRA (the calculation of which is described in the immediately preceding risk factor) in the event of a change of control will be substantial. As a result, our accelerated payment obligations and/or the assumptions adopted under the TRA in the case of a change of control may impair our ability to consummate change of control transactions or negatively impact the value received by owners of our Common Stock in a change of control transaction.

Our success is dependent upon the efforts of our key personnel. The loss of key personnel could negatively impact the operations and profitability of the Company, and its financial condition could suffer as a result.

Our success depends largely upon the continued services of our senior management team and other key employees. We rely on our leadership team in the areas of operations, information technology and security, marketing, compliance, and general and administrative functions. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives, which could disrupt our business. The loss of one or more of the members of our senior management team, or other key employees, could negatively impact the operations and profitability of the Company. In particular, the loss of the services of our founder and Chief Executive Officer, John H. Ruiz, could significantly delay or prevent the achievement of our strategic objectives. Changes in our executive management team may also cause disruptions in, and harm to, our business. The Company does not maintain key-man life insurance on any of its officers. The services of such personnel may not continue to be available to the Company. We anticipate that some or all of the management of the Company will remain in place.

Our business is dependent on our ability to attract and retain qualified employees.

Our ability to operate our business and provide our solutions is dependent on our ability to recruit, employ, train and retain the skilled personnel who have relevant experience in the healthcare and data analytics industries as well as information technology professionals who can design, implement, operate, and maintain complex information technology systems. For example, certain of our employees in our company must either have or rapidly develop a significant amount of technical knowledge with regard to medical insurance coding and procedures. In addition, certain of our retrospective data-driven solutions rely on a team of trained registered nurses or medical coding professionals to review medical information and provide feedback with respect to the medical appropriateness of care provided. Innovative, experienced, and technologically proficient professionals, such as qualified nurses and experienced medical coding professionals, are in great demand and are likely to remain a limited resource. Our ability to recruit and retain such individuals depends on a number of factors, including the competitive demands for employees having, or able to rapidly develop, the specialized skills we need and the level and structure of compensation required to hire and retain such employees. We may not be able to recruit or retain the personnel necessary to efficiently operate and support our business. Even if our recruitment and retention strategies are successful, our labor costs may increase significantly. In addition, our internal training programs may not be successful in providing inexperienced personnel with the specialized skills required to perform their duties. If we are unable to hire, train, and retain sufficient personnel with the requisite skills without significantly increasing our labor costs, it could have a material adverse effect on our business, financial condition and results of operations.

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

Due to the concentration of our operations in Florida, our business may be adversely affected by economic conditions that disproportionately affect Florida as compared to other states. In addition, our exposure to many of the risks described herein are not mitigated by the diverse geographic locations of our Assignors.

Moreover, regions in and around the southeastern United States commonly experience hurricanes and other extreme weather conditions. As a result, our offices, located in Florida and Puerto Rico, are susceptible to physical damage and business interruption from an active hurricane season or a single severe storm. Moreover, global climate change could increase the intensity of individual hurricanes or the number of hurricanes that occur each year. Even if our facilities are not directly damaged, we may experience considerable disruptions in our operations due to property damage or electrical outages experienced in storm-affected areas by our employees. Additionally, long-term adverse weather conditions, whether caused by global climate change or otherwise, could cause an outmigration of people from the communities where our offices are located. If any of the circumstances described above occurred, there could be a harmful effect on our business and our results of operations could be adversely affected.

Our overall business results may suffer from an economic downturn.

During periods of high unemployment, governmental entities often experience budget deficits as a result of increased costs and lower than expected tax collections. These budget deficits affect federal, state, and local government entities and may result in reductions in spending for health and human service programs, including Medicare, Medicaid, and similar programs, which represent significant payer sources for our Assignors.

Risks Related to Our Securities

In this section, “we,” “us,” “our,” and other similar terms refer to Legacy MSP prior to the Business Combination and to the Company following the Business Combination.

We are controlled by the Members, including John H. Ruiz and Frank C. Quesada, whose interests may conflict with our interests and the interests of other stockholders. Further, our status as a “controlled company” on Nasdaq removes certain corporate governance protections.

The Members (or their designees) hold all of our issued and outstanding Class V Common Stock, which control approximately 89.44% of the combined voting power of our Common Stock, and John H. Ruiz and Frank C. Quesada, as a group, control approximately 89.67% of the combined voting power of our Common Stock. They effectively have the ability to determine all corporate actions requiring stockholder approval, including the election and removal of directors, any amendment to our certificate of incorporation or bylaws, or the approval of any merger or other significant corporate transaction, including a sale of substantially all of our assets. This could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of the Company, which could cause the market price of our Class A Common Stock to decline or prevent stockholders from realizing a premium over the market price for Class A Common Stock. The Members’ interests may conflict with our interests as a company or the interests of our other stockholders.

Our stockholders will experience substantial dilution as a consequence of, among other transactions, any future issuances of Common Stock.

As of April 5, 2024, the following securities are convertible into, or allow the purchase of, our Class A Common Stock, including: (i) 2,950,157 Public Warrants outstanding, each exercisable to purchase 1/25th of one share of our Class A Common Stock (but only exercisable in lots of 25 to purchase whole shares); (ii) 894,754,824 New Warrants outstanding, each exercisable to purchase 1/25th of one share of our Class A Common Stock (but only exercisable in lots of 25 to purchase whole shares); (iii) the CPIA Warrant exercisable to purchase up to 2,666,667 shares of our Class A Common Stock; and (iv) the VRM Warrant, entitling VRM to purchase 62,073,998 shares of Class A Common Stock at a purchase price of $0.0001 per share for a period of two years from issuance, exercisable on a cashless basis.

In addition, there are outstanding or designated Up-C Units that may be exchanged for 124,067,498 shares of Class A Common Stock.

The Company has the ability to issue up to 3,843,002 shares of Class A Common Stock pursuant to awards under the Incentive Plan. The shares of Class A Common Stock reserved for future issuance under the Incentive Plan will become eligible for sale in the public market once those shares are issued, subject to provisions relating to various vesting agreements, lock-up agreements and, in some cases, limitations on volume and manner of sale applicable to affiliates under Rule 144, as applicable. The aggregate number of shares that may be issued pursuant to awards under the Incentive Plan will be subject to an annual increase on January 1 of each calendar year (commencing with January 1, 2023 and ending on and including January 1, 2031) equal to the lesser of: (i) a number of shares equal to 3% of the total number of shares actually issued and outstanding on the last day of the preceding fiscal year or (ii) a number of shares as determined by the Board. The Company filed one or more registration statements on Form S-8 under the Securities Act to register shares of Class A Common Stock or securities convertible into or exchangeable for shares of Class A Common Stock issued pursuant to the Incentive Plan. Any such Form S-8 registration statements automatically become effective upon filing. Accordingly, shares registered under such registration statements will be available for sale in the open market.

Depending upon market liquidity at the time, sales of shares of our Class A Common Stock under the Yorkville SEPA and the Convertible Notes may cause the trading price of our Class A Common Stock to decline. After Yorkville has acquired shares under the Yorkville SEPA, it may sell all, some or none of those shares. Sales to Yorkville by us pursuant to the Yorkville SEPA may result in substantial dilution to the interests of other holders of our Class A Common Stock. The sale of a substantial number of shares of our Class A Common Stock to Yorkville, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

The sale of substantial amounts of shares of our Class A Common Stock or warrants, or the perception that such sales could occur, could cause the prevailing market price of shares of our Class A Common Stock and warrants to decline significantly. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. We believe the likelihood that warrant holders will exercise their warrants is dependent upon the market price of our Class A Common Stock.

We qualify as a “controlled company” within the meaning of the Nasdaq listing standards and, as a result, our stockholders may not have certain corporate governance protections that are available to stockholders of companies that are not controlled companies.

So long as more than 50% of the voting power for the election of directors is held by an individual, group, or another company, we will qualify as a “controlled company” under the Nasdaq listing requirements. Mr. Ruiz controls more than a majority of the voting power of our outstanding capital stock. As a result, we qualify as a “controlled company” under the Nasdaq listing standards, and will not be subject to the requirements that would otherwise require us to have: (i) a majority of “independent directors,” as defined under the listing standards of Nasdaq; (ii) a nominating and corporate governance committee comprised solely of independent directors; and (iii) a compensation committee comprised solely of independent directors. In addition, the Members, including John H. Ruiz and Frank C. Quesada have the ability to control matters requiring stockholder approval, including the election and removal of directors, any amendment to our certificate of incorporation or bylaws, or the approval of any merger or other significant corporate transaction, including a sale of substantially all of our assets. See “We are controlled by the Members, including John H. Ruiz and Frank C. Quesada, whose interests may conflict with our interests and the interests of other stockholders.”

The Members, including John H. Ruiz and Frank C. Quesada (together, the “MSP Principals”), may have their interest in us diluted due to future equity issuances, repurchases under the LLC Agreement from the MSP Principals in connection with the exercise of New Warrants or Members or their designees selling shares of Class A Common Stock, in each case, which could result in a loss of the “controlled company” exemption under the Nasdaq listing rules. We would then be required to comply with those provisions of the Nasdaq listing requirements.

There can be no assurance that we will be able to comply with the continued listing standards of Nasdaq.

Our Class A Common Stock, Public Warrants, and New Warrants are currently listed on Nasdaq. If Nasdaq delists our Class A Common Stock, Public Warrants or New Warrants from trading on its exchange for failure to meet the listing standards, we and our stockholders could face significant material adverse consequences including:

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

The National Securities Markets Improvement Act of 1996, a federal statute, prevents or preempts states from regulating the sale of certain securities, which are referred to as “covered securities.” To the extent our Class A Common Stock, Public Warrants and New Warrants are listed on Nasdaq, they are covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case.

Failure to meet the continued listing requirements of Nasdaq could result in the delisting of our Class A Common Stock, thus negatively impacting the price value of our Class A Common Stock and negatively impacting our ability to raise additional capital.

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

If in the future we fail to comply with Nasdaq’s continued listing requirements, including the Reporting Rule and Minimum Bid Requirement, our Class A Common Stock will be subject to delisting. In the event we receive notice that our Class A Common Stock is being delisted, Nasdaq rules permit us to appeal any delisting determination by the Nasdaq staff to a Hearings Panel. If our Class A Common Stock were to be delisted by Nasdaq, our Class A Common Stock would be subject to rules that impose additional sales practice requirements on broker-dealers who sell our securities. The additional burdens imposed upon broker-dealers by these requirements could discourage broker-dealers from effecting transactions in our Class A Common Stock. This would adversely affect the ability of investors to trade our Class A Common Stock and would adversely affect the value of our Class A Common Stock. These factors could contribute to lower prices and larger spreads in the bid and ask prices for our Class A Common Stock. The delisting of our common stock from Nasdaq would also adversely affect our ability to complete future financing.

If our shares are delisted from Nasdaq and become subject to the penny stock rules, it will become more difficult to trade our shares.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or authorized for quotation on certain automated quotation systems, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. If we do not retain our listing on Nasdaq and if the price of our Class A Common Stock is less than $5.00, it will be deemed a penny stock. The penny stock rules require a broker-dealer, before a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document containing specified information. In addition, the penny stock rules require that, before effecting any transaction in a penny stock not otherwise exempt from those rules, a broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive: (i) the purchaser’s written acknowledgment of the receipt of a risk disclosure statement; (ii) a written agreement to transactions involving penny stocks; and (iii) a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our Class A Common Stock, and therefore stockholders may have difficulty selling their shares.

We may be required to take write-downs or write-offs, or restructuring, impairment, or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could adversely affect the value of our securities.

Although due diligence was conducted on Legacy MSP prior to the Business Combination, we cannot assure you that this diligence surfaced all material issues that may have been present in Legacy MSP’s business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of Legacy MSP’s business and outside of our and Legacy MSP’s control will not later arise. As a result of these factors, we may be forced to write down or write off assets, restructure operations, or incur impairment or other charges that could result in losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about the Company or its securities. Accordingly, any of our stockholders could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.

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

In addition, we may be subject to audits of our income, sales, and other transaction taxes by taxing authorities. Outcomes from these audits could have an adverse effect on our financial condition and results of operations.

We may be unable to obtain additional financing to fund the operations and growth of the Company.

We may require additional financing to fund the operations or growth of the Company. The failure to secure additional financing could have a material adverse effect on the continued operations or growth of the Company. None of our officers, directors or stockholders is required to provide any financing to us.

In some jurisdictions, our recoveries may be limited due to legal restrictions, which may have negative consequences for the value or enforcement of our contractual agreements with our counterparties, for our ability to do business in certain jurisdictions, or for our cost of doing business.

There exist in various jurisdictions prohibitions or restrictions in connection with purchasing Claims from plaintiffs (known as maintenance, and a form of maintenance, called champerty), assignment of certain kinds of Claims, and/or participation in a lawyer’s contingent fee interests. Such prohibitions and restrictions, to the extent they exist, are governed by the rules and regulations of each state and jurisdiction in the United States and vary in degrees of strength and enforcement in different states and federal jurisdictions. Some jurisdictions in the U.S. and other jurisdictions may not, for legal and professional ethics reasons, permit us to pursue certain recoveries, or the law and regulations in those jurisdictions may be uncertain, and accordingly we may not have the ability or the desire to pursue recoveries in these jurisdictions, thereby limiting the size of the potential market. If we, our counterparties or the lawyers handling the underlying matters, were to be found to have violated the relevant prohibitions or restrictions in connection with certain matters, there could be a materially adverse effect on the value of the affected assets, our ability to enforce the relevant contractual agreements with our counterparties, and the amounts we would be able to recover with respect to such matters, or our costs for such matters.

Anti-takeover provisions contained in our Charter and bylaws, as well as provisions of Delaware law, could impair a takeover attempt.

Our Second Amended and Restated Certificate of Incorporation, as amended, (our “Charter”) contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together, these provisions may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities. These provisions include:

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

The market price of our Class A Common Stock may be significantly volatile.

The market price for our Class A Common Stock may be significantly volatile and subject to wide fluctuations of price and volume in response to factors including the following:

•
actual or anticipated fluctuations in our quarterly or annual operating results;
•
changes in financial or operational estimates or projections;
•
conditions in markets generally;
•
changes in legislation that may affect our business;
•
changes in the economic performance or market valuations of companies similar to ours; and
•
naked short selling of our common stock and stock price manipulation;
•
general economic or political conditions in the United States or elsewhere.

In addition, if we fail to reach an important recovery milestone or result by a publicly expected deadline, even if by only a small margin, there could be significant impact on the market price of our Class A Common Stock. Additionally, as we approach the announcement of anticipated significant information and as we announce such information, we expect the price of our Class A Common Stock to be particularly volatile, and negative results would have a substantial negative impact on the price of our Class A Common Stock.

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

The price of our securities may fluctuate significantly due to the market’s reaction to the perceived or actual condition of the Company’s business, and general market and economic conditions. An active trading market for our securities may never develop or, if developed, it may not be sustained. In addition, the price of our securities can vary due to general economic conditions and forecasts, our general business condition and the release of our financial reports. Additionally, if our securities are not listed on, or become delisted from, Nasdaq for any reason, and are quoted on the OTC Bulletin Board, an inter-dealer automated quotation system for equity securities that is not a national securities exchange, the liquidity and price of our securities may be more limited than if we were quoted or listed on Nasdaq or another national securities exchange. You may be unable to sell your securities unless a market can be established or sustained.

If the Business Combination’s benefits do not meet the expectations of investors, stockholders, or financial analysts, the market price of our securities may decline.

If the benefits of the Business Combination do not meet the expectations of investors or securities analysts, the market price of the Company’s securities may decline.

The trading price of our Class A Common Stock is highly volatile and is subject to wide fluctuations in response to various factors, some of which are beyond our control, including limited trading volume. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Annual Report, these factors include:

•
the valuation ascribed to Legacy MSP and the Company’s Class A Common Stock in the Business Combination may not be indicative of the price of the Company that will prevail in the current trading market,
•
research and reports that industry or securities analysts may publish about us, our business, our market, or our competitors,
•
our dual class structure could make us ineligible for inclusion in certain indices, and as a result, mutual funds, exchange-traded funds and other investment vehicles that attempt to passively track those indices will not be investing in our stock,
•
our status as an “emerging growth company” allows us exemptions from certain reporting requirements including: (i) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”); (ii) the exemptions from say-on-pay, say-on-frequency and say-on-golden parachute voting requirements; (iii) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; and (iv) delayed adoption of certain accounting standards. The attractiveness of our Class A Common Stock as a result of these exemptions cannot be predicted.

In such circumstances, the trading price of our securities may not recover and may experience a further decline.

If securities analysts publish negative evaluations of our stock or stop publishing research or reports about our business, the price of our stock could decline.

The trading market for our Class A Common Stock relies in part on the research and reports that industry or financial analysts publish about us or our business. We currently have limited research coverage by financial analysts. Securities analysts may discontinue coverage or downgrade their evaluation of our stock. If any of the analysts who continue to cover or cover us in the future downgrade their evaluation of our Class A Common Stock or publishes inaccurate or unfavorable research about our business, our Class A Common Stock price may decline. If additional analysts cease to cover our stock, we could lose visibility in the market for our stock, which in turn could cause our stock price to decline.

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

We may amend the terms of the Public Warrants in a manner that may be adverse to holders with the approval by the holders of at least 50% of the then-outstanding Public Warrants. As a result, the exercise price of a holder’s Public Warrants could be increased, the exercise period could be shortened and the number of shares of our Class A Common Stock purchasable upon exercise of a Public Warrant could be decreased, all without the approval of that warrant holder.

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

We have the ability to redeem outstanding Public Warrants and New Warrants at any time after they become exercisable and prior to their expiration, at a price of $0.25 per warrant; provided that the last reported sales price of our Class A Common Stock equals or exceeds $450.00 per share (or as otherwise adjusted pursuant to the Existing Warrant Agreement or New Warrant Agreement, as applicable) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date on which we give proper notice of such redemption to the warrant holders and provided certain other conditions are met. During the most recent 60-day trading period, the price of our Class A Common Stock has remained below the threshold that would allow us to redeem the Public Warrants and New Warrants. If and when the Public Warrants and New Warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding Public Warrants and New Warrants could force the warrant holders: (i) to exercise their Public Warrants or New Warrants and pay the exercise price therefor at a time when it may be disadvantageous for them to do so; (ii) to sell their Public Warrants or New Warrants at the then-current market price when they might otherwise wish to hold their Public Warrants or New Warrants; or (iii) to accept the nominal redemption price which, at the time the outstanding New Warrants are called for redemption, is likely to be substantially less than the market value of their New Warrants. Pursuant to the terms of the Existing Warrant Agreement, the exercise price of the Public Warrants has decreased to $0.0025 after giving effect to the issuance of the New Warrants.

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

Our stockholders will experience significant dilution as a result of future equity offerings or issuances and exercise of outstanding options and warrants.

In order to raise additional capital or pursue strategic transactions, we may in the future offer, issue, or sell additional shares of our Class A Common Stock or other securities convertible into or exchangeable for our Class A Common Stock, including the issuance of stock in relation to our Incentive Plan. Our stockholders may experience significant dilution as a result of future equity offerings, issuances, or the exercising of warrants. Investors purchasing shares or other securities in the future could have rights superior to existing stockholders.

As of April 5, 2024, the following securities are convertible into, or allow the purchase of, our Class A Common Stock, including: (i) 124,067,498 Up-C Units that may be exchanged for shares of Class A Common Stock; 2,950,157 Public Warrants outstanding, which are exercisable in lots of 25 with an exercise price of $0.0025 per whole share; (ii) 894,754,824 New Warrants outstanding, which are exercisable in lots of 25 with an exercise price of $287.50 per whole share; (iii) the CPIA Warrant exercisable to purchase up to 2,666,667 shares of our Class A Common Stock; and (iv) the VRM Warrants, entitling Virage to purchase 62,073,998 shares of Class A Common

Stock at a purchase price of $0.0001 per share for a period of two years from issuance, exercisable on a cashless basis only. In addition, 3,843,002 shares of Class A Common Stock are reserved for future issuance under our stock incentive plan.

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

The Company’s executive officers have limited experience in the management of a publicly traded company. The Company is subject to significant regulatory oversight and reporting obligations under federal securities laws. Management’s limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of their time may be devoted to these activities which will result in less time being devoted to the management and growth of the Company. The Company may not have adequate personnel with the appropriate level of knowledge, experience, and training in the accounting policies, practices or internal controls over financial reporting required of publicly traded companies. The development and implementation of the standards and controls necessary for the Company to achieve the level of accounting standards required of a publicly traded company may require costs greater than expected. It is possible that the Company will be required to expand its employee base and hire additional employees to support its operations as a public company, which will increase its operating costs in future periods.

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

We currently qualify as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”). As such, we take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies for as long as we continue to be an emerging growth company, including: (i) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”); (ii) the exemptions from say-on-pay, say-on-frequency and say-on-golden parachute voting requirements; and (iii) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. As a result, our stockholders may not have access to certain information they deem important. We will remain an emerging growth company until the earliest of the last day of the fiscal year: (a) following August 18, 2025, the fifth anniversary of our IPO; (b) in which we have total annual gross revenue of at least $1.07 billion; or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A Common Stock that is held by non-affiliates exceeds $700 million as of the last business day of our prior second fiscal quarter, and the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

We have identified material weaknesses in internal control as noted within “Part II, Item 9A Controls and Procedures” of this Annual Report:

Any failure to maintain effective internal controls, including the recommendations of the Special Committee, could adversely impact our ability to report our financial results on a timely and accurate basis, or may result in a restatement of our financial statements for prior periods. Any such failures could have a material adverse effect on our financial results and investor confidence and the market for our Class A Common Stock.

Our internal control over financial reporting may not be effective and our independent registered public accounting firm may not be able to certify as to their effectiveness, which could have a significant and adverse effect on our business and reputation.

As a public company, we are required to comply with the SEC’s rules implementing Sections 302 and 404 of SOX, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of internal control over financial reporting. To comply with the requirements of being a public company, the Company is required to provide the management report on internal controls commencing with this Annual Report on Form 10-K for year ended December 31, 2023, and we may need to undertake various actions, such as implementing additional internal controls and procedures and hiring additional accounting or internal audit staff. The standards required for a public company under Section 404 of SOX are significantly more stringent than those required as a privately held company. Further, as an emerging growth company, our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404 of SOX until the date we are no longer an emerging growth company. Our independent registered public accounting firm may issue a report that is adverse in the event that it is not satisfied with the level at which the controls of the Company are documented, designed or operating.

Testing and maintaining these controls can divert our management’s attention from other matters that are important to the operation of our business. If we identify material weaknesses in the internal control over financial reporting of the Company or are unable to comply with the requirements of Section 404 of SOX or assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal controls over financial reporting when we no longer qualify as an emerging growth company, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our Class A Common Stock could be negatively affected and we could become subject to investigations by the SEC or other regulatory authorities, which could require additional financial and management resources.

Matters relating to or arising from the Special Committee investigation, including governmental investigations, regulatory proceedings, litigation matters, and potential additional expenses, may adversely affect our business and results of operations.

As previously disclosed, on August 11, 2022, the Securities and Exchange Commission (the “SEC”) initiated an investigation of the Company, and requested documents relating to, among other matters, the business combination transaction with Lionheart Acquisition Corporation II consummated on May 23, 2022, certain historical and projected financial results, investor agreements, and data analytic platforms and algorithms. The Company received a subpoena dated March 1, 2023 from the SEC regarding the aforementioned subject matter, and subsequently received a subpoena on May 10, 2023, in connection with the investigation relating to, among other matters, the Company’s projections and the accounting and valuation of certain assets that were the basis for the Company’s determination that its quarterly financial statements for the periods ended June 30, 2022 and September 30, 2022 require restatements and should no longer be relied upon, as disclosed in the Company’s Form 8-K on April 14, 2023. On August 16, 2023, the Company received an additional subpoena from the SEC regarding certain funding sources of the Company prior to the Business Combination, various statements and disclosures by the Company in connection with, and following, the Business Combination, certain historical and projected financial results, and data analytic platforms and algorithms used to identify potential recoveries. The Company intends to fully cooperate with the SEC in responding to the subpoenas.

In addition, on March 10, 2023, the Company received a subpoena from the U.S. Attorney’s Office in connection with a grand jury investigation in the U.S. District Court for the Southern District of Florida requesting certain information concerning the Company, which subpoena requests documents relating to, among other matters, the Company’s proprietary algorithms and other software used to identify potentially recoverable claims, the drop in the price of the Company’s common stock following the Business Combination, and certain marketing materials and investment agreements presented to potential investors. To the best of the Company’s knowledge, the Department of Justice has not issued any target letters to anyone associated with the Company as a result of this investigation (the United States Attorney’s Manual states that a “target” is a person as to whom the prosecutor or the grand jury has substantial evidence linking him or her to the commission of a crime and who, in the judgment of the prosecutor, is a putative defendant).

The Company has cooperated, and will continue to cooperate, fully with these inquiries. In connection with its review of the matters related to the preparation and filing of the 2022 Form 10-K, the Special Committee, along with external advisors retained thereby, reviewed the subject matter of information requests related to the foregoing subpoenas received prior to June 2023. Based on that review, and the nature of the documents requested in the subsequent subpoena, the Company believes that these investigations will be resolved without any material developments; however, there can be no assurance as to the outcome or future direction thereof.

We have incurred significant expenses related to legal, accounting, and other professional services in connection with the Special Committee review and related matters. The expenses incurred, and expected to be incurred, have adversely affected, and could continue to adversely affect, our business, financial condition, and results of operations or cash flows.

In addition, the resulting impact of our delayed filing of periodic reports on the confidence of investors, employees, and customers, and the diversion of the attention of the management team that has occurred, and is expected to continue, has adversely affected, and could continue to adversely affect, our business, financial condition, and results of operations or cash flows.

As a result of the matters reported above, we are exposed to greater risks associated with litigation, regulatory proceedings, and government enforcement actions. Any future investigations or additional lawsuits may adversely affect our business, financial condition, results of operations and cash flows.

The Company’s stockholders may be held liable for claims by third parties against the Company to the extent of distributions received by them.

If the Company is forced to file a bankruptcy case or an involuntary bankruptcy case is filed against the Company that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by the Company’s stockholders. Furthermore, because the Company distributed the proceeds held in the Public Shares to the Company’s Public Stockholders in connection with the Closing, this may be viewed or interpreted as giving preference to the Company’s Public Stockholders over any potential creditors with respect to access to or distributions from the Company’s assets. Furthermore, the LCAP Board may be viewed as having breached their fiduciary duties to the Company’s creditors and/or may have acted in bad faith, and thereby exposing itself and the Company to claims of punitive damages, by paying Public Stockholders from the Trust Account prior to addressing the claims of creditors. The Company cannot assure you that claims will not be brought against it for these reasons.

Risks Related to the Yorkville SEPA

In this section “we,” “us,” “our,” and other similar terms refer to Legacy MSP Recovery prior to the Business Combination and to the Company following the Business Combination.

Substantial blocks of our common stock may be sold into the market as a result of the shares sold to Yorkville under the Yorkville SEPA, which may cause the price of our common stock to decline.

The price of our common stock could decline if there are substantial sales of shares of our common stock, if there is a large number of shares of our common stock available for sale, or if there is the perception that these sales could occur.

On January 6, 2023, we entered into a purchase agreement with YA II PN, Ltd., a Cayman Island exempted company (“Yorkville”), pursuant to which Yorkville committed to purchase up to $1 billion in shares of Class A Common Stock, subject to certain limitations and conditions set forth therein. On November 14, 2023, we entered into the Yorkville SEPA, which fully amended and restated the January 6, 2023 agreement. Under the Yorkville SEPA, the Company agreed to issue and sell to Yorkville, from time to time, and Yorkville agreed to purchase from the Company, up to $250 million of the Company’s Class A Common Stock. The Company shall not affect any sales under the Yorkville SEPA, and Yorkville shall not have any obligation to purchase shares of our Class A Common Stock under the Yorkville SEPA, to the extent that after giving effect to such purchase and sale: (i) Yorkville would beneficially own more than 9.99% of the Company’s outstanding voting Common Stock at the time of such issuance (the “Ownership Limitation”), or (ii) the aggregate number of shares of Class A Common Stock issued under the Yorkville SEPA together with any shares of Common Stock issued in connection with any other related transactions that may be considered part of the same series of transactions, would exceed 19.99% of the aggregate number of shares of outstanding voting Common Stock as of November 14, 2023 (the “Exchange Cap”). Thus, the Company may not have access to the right to sell the full $250 million of shares of Class A Common Stock to Yorkville.

Our shares of Class A Common Stock that may be issued under the Yorkville SEPA may be sold by us to Yorkville at our discretion from time to time over the 36-month period commencing on November 14, 2023.

We generally have the right to control the timing and amount of any sales of our shares of Class A Common Stock to Yorkville under the Yorkville SEPA, except with respect to Class A Common Stock issued upon conversion of Convertible Notes. Sales of our shares of Class A Common Stock, if any, to Yorkville under the Yorkville SEPA will depend upon market conditions and other factors to be determined by us. We may ultimately decide to sell to Yorkville all, some, or none of the shares of Class A Common Stock that may be available for us to sell to Yorkville pursuant to the Yorkville SEPA. However, to the extent that there is a balance outstanding pursuant to the Convertible Notes, Yorkville may, at its discretion, deliver a notice under the Yorkville SEPA requiring the issuance and sale of shares of Class A Common Stock to Yorkville at a price per share equivalent to the Conversion Price as determined in accordance with the Convertible Notes in consideration of an offset to the Convertible Notes; Yorkville, in its sole discretion, may select the amount of any such conversion, provided that the number of shares issued does not cause Yorkville to exceed certain limitations.

It is not possible to predict the actual number of shares we will sell under the Yorkville SEPA to Yorkville, or the actual gross proceeds resulting from those sales. Further, we may not have access to the full amount available under the Yorkville SEPA with Yorkville.

The number of shares of Class A Common Stock ultimately offered for sale by Yorkville is dependent upon the number of shares of Class A Common Stock, if any, we ultimately elect to sell to Yorkville under the Yorkville SEPA.

The Yorkville SEPA provides that, during the term of the agreement, and subject to issuance and effective registration of the shares, we may, at our discretion, from time to time direct Yorkville to purchase our shares of Class A Common Stock from us in one or more purchases under the agreement, for a maximum aggregate purchase price of up to $250 million. However, because the market prices of our shares of Class A Common Stock may fluctuate from time to time and, as a result, the actual purchase prices to be paid by Yorkville for our shares of Class A Common Stock that we direct it to purchase under the Yorkville SEPA, if any, also may fluctuate because they will be based on such fluctuating market prices of our shares of Class A Common Stock, it is possible that we would need to issue, register, and sell additional shares of our Class A Common Stock to Yorkville under the Yorkville SEPA in order to receive aggregate gross proceeds equal to Yorkville’s $250 million total aggregate purchase commitment under the Yorkville SEPA.

We generally have the right to control the timing and amount of any sales of our shares of Class A Common Stock to Yorkville under the Yorkville SEPA, except with respect to a Yorkville Advance (as defined herein). Sales of our shares of Class A Common Stock, if any, to Yorkville under the Yorkville SEPA will depend upon market conditions and other factors to be determined by us. We may ultimately decide to sell to Yorkville all, some, or none of the shares of Class A Common Stock that may be available for us to sell to Yorkville pursuant to the Yorkville SEPA. In addition, to the extent that there is a balance outstanding pursuant to the Convertible Notes, Yorkville may, at its discretion, deliver a notice under the SEPA requiring a Yorkville Advance. Yorkville, in its sole discretion, may select the amount of any Yorkville Advance, provided that the number of shares issued does not cause Yorkville to exceed the Ownership Limitation, does not exceed the Exchange Cap, or the number of shares of common stock that are registered. As a result of a Yorkville Advance, the amounts payable under the Convertible Notes will be offset by such amount subject to each Yorkville Advance.

In connection with the Yorkville SEPA, and subject to the condition set forth therein, Yorkville agreed to advance to the Company in the form of convertible promissory notes (the “Convertible Notes”) an aggregate principal amount of $15.0 million. On November 14, 2023, we issued a Convertible Note to Yorkville in the principal amount of $5.0 million resulting in net proceeds to us of $4.73 million. On December 11, 2023, we issued a second Convertible Note to Yorkville in the principal amount of $5.0 million, resulting in net proceeds to us of $4.75 million. On April 8, 2024, we issued a third Convertible Note to Yorkville in the principal amount of $5.0 million, resulting in net proceeds to us of $4.75 million.

Interest shall accrue on the outstanding balance of any Convertible Note at an annual rate equal to 5.0%, subject to an increase to 18% upon an event of default as described in the Convertible Notes. The maturity date of each Convertible Note will be September 30, 2025 (as extended pursuant to the Yorkville Letter Agreement) and may be extended at the option of the holder. Yorkville may convert the Convertible Notes into shares of our Class A Common Stock at a conversion price equal to the lower of: (A)(i) with respect to the initial Convertible Note issued on November 14, 2023, $8.0225, (ii) with respect to the second Convertible Note issued on December 11, 2023, $3.7136, and (iii) with respect to a third Convertible Note issued on April 8, 2024, $1.5050, or (B) 95% of the lowest daily VWAP during the seven consecutive trading days immediately preceding the conversion (the “Conversion Price”), which in no event may the Conversion Price be lower than $1.00 (the “Floor Price”) (as reduced by the Yorkville Letter Agreement). Yorkville, at its discretion, and providing that there is a balance remaining outstanding under the Convertible Notes, may deliver a notice under the Yorkville SEPA requiring the issuance of shares of Class A Common Stock to Yorkville at a price per share equivalent to the Conversion Price as determined in accordance with the Convertible Notes; Yorkville, in its sole discretion, may select the amount of any such conversion, provided that the number of shares issued is subject to certain limitations.

As the purchase price per share to be paid by Yorkville for the shares of Class A Common Stock that we may elect to sell to Yorkville under the Yorkville SEPA, if any, will fluctuate based on the market prices of our shares of Class A Common Stock at the time we elect to sell shares to Yorkville pursuant to the Yorkville SEPA, if any, it is not possible for us to predict the number of shares of Class A Common Stock that we will sell to Yorkville under the Yorkville SEPA, the purchase price per share that Yorkville will pay for shares purchased from us under the Yorkville SEPA, or the aggregate gross proceeds that we will receive from those purchases by Yorkville under the Yorkville SEPA.

In addition, unless we obtain stockholder approval, we will not be able to issue shares of common stock in excess of 19.99% of the aggregate number of shares of outstanding voting Common Stock as of November 14, 2023 (the “Exchange Cap”). Depending on the market prices of our common stock in the future, this could be a significant limitation on the amount of funds we are able to raise pursuant to the Yorkville SEPA. Other limitations in the Yorkville SEPA, including the Exchange Cap, and our ability to meet the conditions necessary to deliver a written notice to Yorkville of an Advance (“Advance Notice”), could also prevent us from being able to raise funds up to the $250 million.

Moreover, although the Yorkville SEPA provides that we may sell up to an aggregate of $250 million of our Class A Common Stock to Yorkville, only 50,000,000 shares of our common stock were registered for resale under the registration statement, which we may elect to sell to Yorkville, in our sole discretion, from time to time from and after the date of, and pursuant to, the Yorkville SEPA or that Yorkville may require that we sell pursuant to a Yorkville Advance. Even if we elect to sell to Yorkville all of the shares of Common Stock, depending on the market prices of our Class A Common Stock at the time of such sales, the actual gross proceeds from the sale of all such shares may be substantially less than $250 million , which could materially and adversely affect our liquidity.

As required pursuant to the Amended and Restated Nomura Promissory Note, 50% of the aggregate proceeds under the Yorkville shall be used to repay amounts outstanding under the Amended and Restated Nomura Promissory Note (first towards accrued and unpaid interest, if any, then towards principal) and the remaining 50% of such proceeds shall be used to repay amounts due under the Convertible Notes, if any, or be paid to the Company after the Convertible Notes are fully repaid. Pursuant to the Third Virage MTA Amendment, 25% of the Company’s portion of any net proceeds from the Yorkville SEPA would be used to pay down the VRM Full Return after the Convertible Notes are fully satisfied.

If we desire to issue and sell to Yorkville under the Yorkville SEPA more than the 50,000,000 shares registered for resale, and the Exchange Cap provisions and other limitations in the Yorkville SEPA would allow us to do so, we would need to file with the SEC one or more additional registration statements to register under the Securities Act the resale by Yorkville of any such additional shares of our common stock and the SEC would have to declare such registration statement or statements effective before we could sell additional shares.

The sale and issuance of our shares of our Class A Common Stock to Yorkville will cause dilution to our existing shareholders, and the sale of the shares acquired by Yorkville, or the perception that such sales may occur, could cause the price of our Class A Common Stock to fall.

The purchase price for the shares that we may sell to Yorkville under the Yorkville SEPA will fluctuate based on the price of our shares of Common Stock. Depending on a number of factors, including market liquidity, sales of such shares may cause the trading price of our Common Stock to fall. If and when we do sell shares to Yorkville or when Yorkville requires a Yorkville Advance, Yorkville may resell all, some, or none of those shares at its sole discretion, subject to the terms of the Yorkville SEPA. Therefore, sales to Yorkville by us could result in substantial dilution to the interests of other holders of our shares of Common Stock. Additionally, the sale of a substantial number of shares of Common Stock to Yorkville, or the anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a desirable time and price. The resale of shares of Common Stock by Yorkville in the public market or otherwise, or the perception that such sales could occur, could also harm the prevailing market price of our shares of Common Stock.

Following these issuances described above and as restrictions on resale end and registration statements are available for use, the market price of our shares of Common Stock could decline if the holders of restricted shares sell them or are perceived by the market as intending to sell them. As such, sales of a substantial number of shares of Common Stock in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our shares of Common Stock.

Once we issue a Convertible Note, we do not have the right to control the timing and amount of the issuance of our Class A Common Stock to Yorkville and, accordingly, it is not possible to predict the actual number of shares we will issue pursuant to the conversion of a Convertible Note at any one time or in total.

Once we issue a Convertible Note, we do not have the right to control the timing and amount of any issuances of our shares of Class A Common Stock to Yorkville upon conversion of a Convertible Notes. Sales of our shares of Class A Common Stock, if any, to Yorkville under the Yorkville SEPA will depend upon market conditions and other factors, and the discretion of Yorkville. We may ultimately decide to sell to Yorkville all, some, or none of the shares of Class A Common Stock that may be available for us to sell to Yorkville pursuant to the Yorkville SEPA.

As the purchase price per share to be paid by Yorkville for the shares of Class A Common Stock that we may elect to sell to Yorkville under the Yorkville SEPA, if any, will fluctuate based on the market prices of our shares of Class A Common Stock, if any, it is not possible for us to predict, prior to any such sales, the number of shares of Class A Common Stock that we will sell to Yorkville under the Yorkville SEPA, the purchase price per share that Yorkville will pay for shares purchased from us under the Yorkville SEPA, or the aggregate gross proceeds that we will receive from those purchases by Yorkville under the Yorkville SEPA, if any.

Upon a trigger event, we may be required to make payments that could cause us financial hardship.

In connection with the Yorkville SEPA, and subject to the conditions set forth therein, Yorkville has agreed to advance us an amount of up to $15.0 million, evidenced by Convertible Notes to be issued to Yorkville at a purchase price equal to 95.0% of the principal amount of each Convertible Note. On November 14, 2023, we issued a Convertible Note to Yorkville in the principal amount of $5.0 million, resulting in net proceeds to us of $4.73 million. On December 11, 2023, we issued a Convertible Note to Yorkville in the principal amount of $5.0 million, resulting in net proceeds to us of $4.75 million. On April 8, 2024, we issued a third Convertible Note to Yorkville in the principal amount of $5.0 million, resulting in net proceeds to us of $4.75 million.

Interest accrues on the outstanding balance of any Convertible Note at an annual rate equal to 5.0%, subject to an increase to 18% upon an event of default as described in the Convertible Notes. The maturity date of each Convertible Note will be September 30, 2025 (as extended pursuant to the Yorkville Letter Agreement, defined below), and may be extended at the option of Yorkville. Yorkville may convert the Convertible Notes into shares of our Class A Common Stock at a conversion price equal to the lower of: (A)(i) with respect to the initial Convertible Note issued on November 14, 2023, $8.0225, (ii) with respect to the second Convertible Note issued on December 11, 2023, $3.7136, and (iii) with respect to the third Convertible Note issued on April 8, 2024, $1.5050, or (B) 95% of the lowest daily VWAP during the seven consecutive trading days immediately preceding the conversion (the “Conversion Price”), which in no event may the Conversion Price be lower than $1.00 (the “Floor Price”) (as reduced by the Yorkville Letter Agreement).

If any time on or after November 14, 2023, (i) the daily VWAP is less than the Floor Price for ten consecutive trading days (“Floor Price Trigger”), (ii) the Company has issued substantially all of the shares available under the Exchange Cap (as defined below) (“Exchange Cap Trigger”) or (iii) Company is in material breach of the Registration Rights Agreement, dated as of the date hereof, by and between Yorkville and the Company (the “Registration Rights Agreement”) and such breach remains uncured for a period of twenty trading days, or the occurrence of an “Event” (as defined in the Registration Rights Agreement) (“Registration Event Trigger” and collectively with the Floor Price Trigger and the Exchange Cap Trigger, the “Trigger”), are triggered then the Company shall make monthly payments to Yorkville beginning on the seventh trading day after the Trigger and continuing monthly in the amount of $1,500,000 plus an 5.0% premium and accrued and unpaid interest.

On April 8, 2024, the Company and Yorkville reached an agreement (the “Yorkville Letter Agreement”) to: (1) reduce the Floor Price from $1.28 to $1.00; (2) waive the first monthly payment due to the Floor Price Trigger, thereby curing the Floor Price Trigger; and (3) extend the maturity date of the Convertible Notes to September 30, 2025. In addition, the parties agreed that the third Convertible Note for $5.0 million would be issued on April 8, 2024. On April 12, 2024, Yorkville further agreed that, to the extent that it holds Class A Common Stock in such quantities that would prevent the Company from utilizing the SEPA solely due to the Ownership Limitation, Yorkville commits to fund an additional advance in the principal amount of $13,000,000 on the same terms and conditions as the previous advances pursuant to the Yorkville SEPA.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity.

Overview

The Company maintains robust processes for assessing, identifying, and managing material risks from cybersecurity threats. We are subject to federal and state laws and regulations governing privacy, security, and breaches of patient information and the conduct of certain electronic health care transactions, including, the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and other health information privacy and security requirements. We rely on information technology networks and systems to process and store electronic information. We collect and store sensitive data, including personal identifiable information on our information technology networks. As we collect and manage large quantities of data, it is possible that hardware failures or errors in our systems could result in data loss or corruption or cause the information that we collect to be incomplete or contain inaccuracies that our partners regard as significant. Increased global cybersecurity vulnerabilities, threats, computer viruses, ransomware and phishing attacks, and more sophisticated and targeted cyber-related attacks, as well as cybersecurity failures resulting from human error and technological errors, pose a risk to the security of the Company’s systems and networks and the confidentiality, availability, and integrity of data on these products, systems, and networks. We have implemented security measures designed to prevent disruptions and shutdowns of our information technology networks due to attacks by hackers or breaches due to malfeasance by contractors, employees and others who have access to our networks and systems. We expect to continue to invest in long-term solutions to protect against cybersecurity risks and threats. Except as otherwise provided herein, this Item 1C reflects the Company’s cybersecurity policies and procedures as of December 31, 2023.

In 2023, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced undetected cybersecurity incidents. For additional information about these risks, see Part I, Item 1A, “Risk Factors” in this Annual Report.

Risk Management and Strategy

The Company employs an IT Security Team that is responsible for assessing and managing cybersecurity risks.

The Company has a designated IT Security Team to maintain its cybersecurity program and oversee third-party service providers that provide cybersecurity protection. The IT Security Team is tasked with the prevention, detection, mitigation, and remediation of cybersecurity incidents through a variety of technical and operational measures, and reports to our DevOPS/Security Manager. The team is comprised of personnel with a broad range of experience across the business and information technology industries, including our DevOPS/Security Manager, a DevOPS Security Administrator, and employees in senior legal and administrative roles. The IT Security Team relies on the advice of the Manager DevOPS/Security related to the security of our data and any mitigation steps necessary.

Our DevOPS/Security Manager leads our cybersecurity program and is tasked with supporting our security functions of identifying, preventing, detecting, responding to, and recovering from cybersecurity threats and incidents. The DevOPS/Security Manager has 27 years of experience in IT networking, administration, and security related roles, including nine years at the Company. Prior to joining the Company, our DevOPS/Security Manager served for 15 years in a senior leadership role in the IT department of a large, publicly traded Fortune 500 company. The DevOPS/Security Manager provides quarterly updates to the Cybersecurity Committee on the Company’s cybersecurity program, including cybersecurity risks, incidents, and mitigation strategies. Our DevOPS Security Administrator has experience developing and maintaining an IT security program for a Fortune 500 company, has a bachelor’s degree in information technology, and maintains a Comptia Security+ certification.

The Company has established processes for assessing, identifying, and managing material risks from cybersecurity threats.

The Company utilizes a hybrid platform consisting of a local and cloud environment. Our local environment connects to the cloud environment via an encrypted virtual private network (“VPN”) connection. Our Site-to-Site connection consists of a firewall in our local environment which responds to a connection from a firewall in our cloud. Our networks have segregated subnets, and only allow designated staff access to our cloud environment, which is only accessible from one of our local office segments. All firewalls are configured with intrusion detection systems and intrusion prevention systems, strict firewall rules, denial of service, spoof protection, advanced threat protection, and zero-day protection. Our firewalls are configured to receive definition updates as they are released, and firmware updates are automatically installed when available. We secure our local network by not utilizing any wireless access points connected to any of our networks or firewalls, enabling port security on switches, following a principle of least privilege policy, and implementing Security Information & Event Management (“SIEM”) to capture all network traffic & security events from both networking equipment, endpoints, and servers. We enforce a strict password policy with multi-factor authentication.

All computers and servers utilized by the Company are protected by endpoint protection, which provides real-time protection of local and network files, internet activity, and utilizes ransomware protection, application protection, malicious behavior protection, anti-malware scan interface protection, file integrity monitoring, and data loss prevention. Our endpoint protection software updates immediately upon definition releases. This endpoint has live protection and performs a deep system scan daily. Our endpoint protection products are managed by our IT Security Team via a dashboard that provides our team with immediate alerts, device isolation, and investigation features, and also contracted the use of a Managed Detection and Response (“MDR”) service. The MDR service monitors our protected endpoints, servers, and network equipment at all times. This service also investigates, eliminates, and mitigates any critical alerts, while notifying our IT Security Team issues identified. All endpoints and servers are updated with security patches and application updates to our systems from a Patch Management system.

Our IT Security Team reviews security logs daily, and performs quarterly audits of device access, building access, outages, application access, and IT & Development tickets. We employ data loss prevention policies to enforce HIPAA rules and also use stringent encryption controls. In addition, a Vulnerability Scanning system performs vulnerability detection on a quarterly basis. An independent third-party company conducts annual penetration and vulnerability detection as well.

Our offices are physically secured with key card access controls for parking, first floor access, and elevator access. In addition, security guards monitor building reception areas and parking garages, and receptionists are located in our lobbies to greet visitors.

The Company engages assessors, consultants, auditors, or other third parties in connection with its cybersecurity processes.

The Company engages third party vendors in connection with our cybersecurity processes, including penetration and vulnerability scanning, auditing of our information security management program (ISMP); and a provider of products and services to secure users, networks, and endpoints against ransomware, malware, exploits, phishing and the wide range of other cyber attacks. In addition, the Company engaged national accounting and advisory services firms to audit the operating effectiveness of our security program, which incorporates cybersecurity in our processes. On an annual basis, the Company conducts a SOC 2 Type II audit and a HITRUST assessment.

SOC 2 Type II audits assess risks from interactions with the Company’s systems, particularly information about system controls that the Company has designed, implemented, and operated to provide reasonable assurance that its service commitments and system requirements were achieved based on the SOC 2 trust services criteria.

A HITRUST assessment address the need for a continuously relevant cybersecurity assessment that incorporates best practices and leverages the latest threat intelligence to maintain applicability with information security risks and emerging cyber threats, such as ransomware and phishing. HITRUST assessments also provide a level of assurance that delivers full transparency, accuracy, consistency, and integrity.

In April 2022, an AICPA member firm and HITRUST authorized External Assessor Organization (the “Assessor”) completed an independent assessment of the Company’s systems. These independent assessments verified that we met the healthcare industry’s highest standards in protecting healthcare information and mitigating this risk, including compliance with HIPAA rules and regulations. On March 2, 2023, the Assessor reported that the Company’s data recovery system’s commitments and system requirements meet or exceed the stringent SOC 2 Type II applicable trust services criteria. On October 13, 2023, HITRUST certified that the platforms, facilities, and supporting infrastructure of our organization meet the HITRUST CSF® v11.1.0 Implemented, 1-year (i1) certification criteria. For our cloud computing services, we currently use a cloud service provider who is also HITRUST certified for the contracted services.

The Company has processes to oversee and identify risks from cybersecurity threats associated with its use of third-party service providers.

The Company maintains specific policies and practices governing our third-party security risks, including our third-party assessment (“TPA”) process. Under our TPA process, we gather information from certain third parties who contract with the Company and share or receive data, or have access to or integrate with our systems, in order to help us assess potential risks associated with their security controls. We also generally require third parties to, among other things, utilize encrypted secure file transfer protocols to exchange data. We require counterparties to enter into Business Associate Agreements and Non-Disclosure Agreements that, among other things, require them to maintain security controls to protect our confidential information and data, and notify us of material data breaches that may impact our data.

Governance

The Board has established a Cybersecurity Subcommittee of the Audit Committee responsible for the oversight of risks from cybersecurity threats.

On February 7, 2024, the Board established the Cybersecurity Subcommittee of the Audit Committee (the “Cybersecurity Committee”) to assist the Board in fulfilling its oversight responsibilities with respect to assessing and mitigating the Company’s cybersecurity risks. The Company’s management, under the guidance of the IT Security Team, is responsible for the preparation, presentation, and self-assessment of the Company’s cybersecurity policies and practices. The Cybersecurity Subcommittee shall be comprised of at least one independent director, and is tasked with reviewing and providing high level guidance on cybersecurity-related issues of importance to the Company.

The IT Security Team reports to the Cybersecurity Subcommittee on a quarterly basis to inform the committee about and monitoring, prevention, detection, mitigation, and remediation of cybersecurity incidents, and is tasked with notifying the Cybersecurity Subcommittee of a cybersecurity incident upon discovery.

Item 2. Properties.

We lease our corporate headquarters and maintain our executive offices in an office building located at 2701 S. Le Jeune Road, 10th Floor, Coral Gables, Florida 33134. We also lease office space in Puerto Rico. We believe that our existing facilities are adequate for our current and planned levels of operation.

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

Investigations

As previously disclosed, on August 11, 2022, the Securities and Exchange Commission (the “SEC”) initiated an investigation of the Company, and requested documents relating to, among other matters, the business combination transaction with Lionheart Acquisition Corporation II consummated on May 23, 2022, certain historical and projected financial results, investor agreements, and data analytic platforms and algorithms. The Company received a subpoena dated March 1, 2023 from the SEC regarding the aforementioned subject matter, and subsequently received a subpoena on May 10, 2023, in connection with the investigation relating to, among other matters, the Company’s projections and the accounting and valuation of certain assets that were the basis for the Company’s determination that its quarterly financial statements for the periods ended June 30, 2022 and September 30, 2022 require restatements and should no longer be relied upon, as disclosed in the Company’s Form 8-K on April 14, 2023. On August 16, 2023, the Company received an additional subpoena from the SEC regarding certain funding sources of the Company prior to the Business Combination, various statements and disclosures by the Company in connection with, and following, the Business Combination, certain historical and projected financial results, and data analytic platforms and algorithms used to identify potential recoveries. The Company intends to fully cooperate with the SEC in responding to the subpoenas.

In addition, on March 10, 2023, the Company received a subpoena from the U.S. Attorney’s Office in connection with a grand jury investigation in the U.S. District Court for the Southern District of Florida requesting certain information concerning the Company, which subpoena requests documents relating to, among other matters, the Company’s proprietary algorithms and other software used to identify potentially recoverable claims, the drop in the price of the Company’s common stock following the Business Combination, and certain marketing materials and investment agreements presented to potential investors. To the best of the Company’s knowledge, the Department of Justice has not issued any target letters to anyone associated with the Company as a result of this investigation (the United States Attorney’s Manual states that a “target” is a person as to whom the prosecutor or the grand jury has substantial evidence linking him or her to the commission of a crime and who, in the judgment of the prosecutor, is a putative defendant).

The Company has cooperated, and will continue to cooperate, fully with these inquiries. In connection with its review of the matters related to the preparation and filing of the 2022 Form 10-K, the Special Committee, along with external advisors retained thereby, also reviewed the subject matter of information requests related to the foregoing subpoenas received prior to June 2023. Based on that review, and the nature of the documents requested in the subsequent subpoena, the Company believes that the investigations will be resolved without any material developments; however, there can be no assurance as to the outcome or future direction thereof.

Cano Health

On July 7, 2023, the Company issued 7,960,001 shares of Class A Common Stock (after giving effect to the Reverse Split) to Cano Health, LLC (“Cano”) as payment for $61.7 million in deferred compensation related to the following agreements, which the Company had the option to pay in cash or in stock and has elected to pay in stock, of which (i) 3,225,807 shares of Class A Common Stock were issued as deferred consideration for the assignment of certain claims pursuant to that certain Purchase Agreement, effective as of September 30, 2022, as amended to date, by and between the Company and Cano (“Cano Purchase Agreement”), and (ii) 4,734,194 shares of Class A Common Stock were issued as deferred consideration for the assignment of certain claims pursuant to that certain Amended and Restated Claims Recovery and Assignment Agreement effective as of December 31, 2021, as amended to date, by and between the Company and Cano (“Cano CCRA”).

On August 10, 2023, the Company sued Cano in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida for declaratory relief and anticipatory breach of the Cano CCRA, Cano Purchase Agreement, and a Service Agreement (collectively, the “Cano Agreements”) between the parties. On the same day, Cano sued the Company in the same court, alleging fraud in the inducement, breach of contract, tortious interference, and unjust enrichment relating to the Cano Agreements. The Company has a $5.0 million receivable outstanding from Cano; however, due to Cano’s Quarterly Report on Form 10-Q filings for the periods ending June 30, 2023 and September 30, 2023, which include a substantial doubt about Cano’s ability to continue as a going concern, and Cano’s subsequent filing of voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code on February 4, 2024, the Company established a reserve for the balance due under such receivable during 2023. These matters were automatically stayed as a result of the Cano’s bankruptcy filing.

On January 4, 2024, Cano sued Simply Healthcare Plans, Inc. (“Simply”) and the Company and affiliated entities seeking a declaratory judgment to determine whether the Cano Purchase Agreement should be rescinded, and whether Cano or the Company have standing to recover on claims assigned to the Company against Simply under the Cano Purchase Agreement. Cano also seeks damages from Simply relating to the claims assigned to the Company under the Cano Purchase Agreement. The Company intends to vigorously assert its position in all Cano related litigation.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Market for our Common Stock and Warrants

Our Class A Common Stock is traded on the Nasdaq Stock Market under the ticker symbol “LIFW.”

Our Class V Common stock is not listed on any stock exchange nor traded on any public market.

Our Public Warrants are traded on the Nasdaq Stock Market under the ticker symbol “LIFWZ.”

Our New Warrants are traded on the Nasdaq Stock Market under the ticker symbol “LIFWW.”

Record Holders

As of December 31, 2023, there were approximately 82 stockholders of record of our Class A Common Stock and the closing price of our Class A Common Stock was $2.27 per share as reported on the Nasdaq Stock Market; there was approximately one holder of record of our Public Warrants, and there were approximately eight holders of record of our New Warrants. As many of our publicly traded securities are held by brokers and other institutions in street name on behalf of beneficial owners, we are unable to estimate the total number of holders for our securities that are represented by these record holders.

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

Unregistered Sales of Equity Securities

Palantir Technologies, Inc. (“Palantir”)

During the fiscal year ending December 31, 2023, the Company issued 452,598 unregistered shares of Class A Common Stock to Palantir, in exchange for services provided in reliance on Section 4(a)(2) of the U.S. Securities Act of 1933.

John H. Ruiz

Pursuant to a purchase agreement dated October 25, 2023, and as disclosed on his Form 4 dated October 26, 2023, on October 26, 2023, the Company issued 467,290 unregistered shares of Class A Common Stock to Virage in satisfaction of certain obligations of the Company, which shares were subsequently purchased from Virage by Mr. Ruiz. In addition, pursuant to a purchase agreement dated March 4, 2024, and as disclosed on his Form 4 dated March 4, 2024, the Company issued 438,596 unregistered shares of Class A Common Stock to Virage in satisfaction of certain obligations of the Company, which shares were subsequently purchased from Virage by Mr. Ruiz.

Frank C. Quesada

Pursuant to a purchase agreement dated September 25, 2023, and as disclosed on his Form 4 dated October 2, 2023, on September 29, 2023, the Company issued 274,726 unregistered shares of Class A Common Stock to Virage in satisfaction of certain obligations of the Company, which shares were subsequently purchased from Virage by Mr. Quesada.

Cano Health, LLC

Pursuant to the Second Amendment to Amended and Restated Claims Recovery and Assignment Agreement and the First Amendment to the Purchase Agreement by and among the Company and Cano, on July 7, 2023, the Company issued 7,960,001 unregistered shares of Class A Common Stock to Cano.

Virage Warrants

Pursuant to the MTA Amendment, on December 22, 2023, the Company agreed to issue to Virage an initial warrant on January 1, 2024, entitling Virage to purchase 28,298,329 shares of Class A Common Stock, with an exercise price of $0.0001 per share and an expiration date of January 1, 2026. On April 1, 2024, the Company issued Virage: (i) a warrant entitling Virage to purchase 8,263,494 shares of Class A Common Stock, with an exercise price of $0.0001 per share and an expiration date of February 1, 2026; (ii) a warrant entitling Virage to purchase 11,955,994 shares of Class A Common Stock, with an exercise price of $0.0001 per share and an expiration date of March 1, 2026; and (iii) a warrant entitling Virage to purchase 13,556,181 shares of Class A Common Stock, with an exercise price of $0.0001 per share and an expiration date of April 1, 2026.

Issuer Purchases of Equity Securities

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of the Company’s consolidated results of operations and financial condition. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Consolidated Financial Statements and related Notes included elsewhere in this Annual Report on Form 10-K (the “Annual Report”). Unless the context otherwise requires, all references in this subsection to “we,” “the Company,” or “MSP” refers to Legacy MSP prior to the Business Combination and the Company after the Business Combination. This discussion may contain forward-looking statements based upon the Company’s current expectations, estimates, and projections that involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements due to, among other considerations, the matters discussed under “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements.”

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

Our current Claims portfolio has scaled significantly. We are entitled to a portion of any recovery rights associated with approximately $1,544 billion in Billed Amount (and approximately $370 billion in Paid Amount), which contains approximately $88.9 billion in Paid Value of Potentially Recoverable Claims, as of December 31, 2023. We believe it would take any competitor significant time to amass the portfolio of Claims rights currently owned by us due to, among things, the volume of our Claims data retained and strength of our data analytics, which we believe are key to attracting new clients that are willing to assign Claims to us.

Healthcare Industry

Our business is directly related to the healthcare industry and is affected by healthcare spending and complexity in the healthcare industry. We estimate that our total potentially serviceable market is over $150 billion annually. Our primary focus is on the Medicare and Medicaid market segments. Medicare is the second largest government program, with annual expenditures during 2022 of approximately $944 billion for approximately 65.7 million enrollees. Medicaid has a combined estimated annual expenditure during 2022 of approximately $805 billion for approximately 88.4 million enrollees. Of the billions spent yearly by Medicare on medical expenses for its beneficiaries, we estimate that at least 10% of this was improperly paid by private Medicare plans.

Our potentially serviceable market is impacted by the expansion or contraction of healthcare coverage and spending, which directly affects the number of Claims available. The Centers for Medicare & Medicaid Services (“CMS”) has projected that health spending will continue to grow at an average rate of 5.4% a year between 2022 and 2031. We also believe reimbursement models may become more complex as healthcare payers accommodate new markets and lines of business and as advancements in medical care increase the number of testing and treatment options available. As reimbursement models grow more complex and healthcare coverage increases, the complexity and number of Claims may also increase, which could impact the demand for our solutions. Such changes could have a further impact on our results of operations.

As of December 31, 2023, approximately 93.1% of our expected recoveries arise from Claims being brought under the Medicare Secondary Payer Act. While we believe the MSP Act has bipartisan support, changes to the laws on which we base our recoveries, particularly the MSP Act, can adversely affect our business. Our ability to generate future revenue is therefore significantly dependent on factors outside our control.

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

Once Claims have been assigned, our data analysts use our proprietary Algorithms to identify potential recoveries. Results are then quality checked by our internal medical team. We contract with the Law Firm and various other law firms across the country to pursue recoveries through the legal system. Where appropriate, Law Firm reaches out to the liable parties to demand payment of amounts that are owed. Prior to litigation, there may be an incentive for the primary insurer to settle. If legal action is required to pursue recovery from primary insurers, we seek “double damages” under the MSP Act.

We engage with each Assignor independently. We are typically entitled to 100% of recoveries pursuant to our CCRA. From those recoveries, we are typically contractually obligated to pay 50% of Net Proceeds to the Assignor. In certain cases, we have purchased the Assignor’s rights to recovery proceeds in advance of any collection; therefore, entitling the Company to retain 100% of the Net Proceeds. The “Net Proceeds” of any assigned Claim is defined as the gross amount recovered on an assigned Claim, minus any costs directly traceable to such assigned Claim(s) for which recovery was made. In some instances, we may purchase outright an Assignor’s recovery rights; in such instances, we are entitled to the entire recovery. In some cases, we have entered into arrangements to transfer CCRAs or rights to proceeds from CCRAs to other parties. Such sales include variable consideration in the form of payments that will be made only upon achievement of certain recoveries or based on a percentage of actual recoveries.

We have not yet generated substantial revenue from the recovery model. To date, the majority of our revenue has been generated by Claims recovery services which are either performance-based or fee for service arrangements as described below.

Chase to Pay

Over time, the Company believes that a large part of the flaws that exist in the marketplace can be significantly improved by the solutions that can be achieved by our “Chase to Pay” model. Chase to Pay is a near real-time analytics driven platform that identifies the proper primary insurer at the point of care or close enough in proximity for payers to determine primary and secondary payers. Chase to Pay is intended to plug into near real-time medical utilization platforms used by providers at the points of care. Rather than allow an MAO to make a wrongful payment whereby the payer needs to chase down the primary payer and collect a reimbursement for the MAO, Chase to Pay is intended to prevent the MAO from making a wrongful payment and ensure that the correct payer pays in the first instance. Furthermore, the primary payer typically will make payments at a higher multiple than the MAO would have paid, and MSP will be entitled to receive its portion of the recovery proceeds on the amounts paid by the primary payer. Chase to Pay is powered, in part, by Palantir Technologies’ Foundry platform utilizing LifeWallet’s industry knowledge.

As Chase to Pay works at or around the point of care, it is expected to substantially decrease legal costs of recovery. As a result, when implemented, Chase to Pay is expected to improve the net recovery margin as the recovery multiple grows and variable legal costs to recover decline. As a result of having already received data from 28 insurance carriers for historical claims, and based on the agreement with said carriers to receive data daily therefrom for one year from the date of the settlement, the Chase to Pay model can be utilized.

Although we have not yet generated revenue from this model, some customers send data to LifeWallet on a daily, monthly, or quarterly basis. The Company is working to increase the number of customers that provide daily data outputs. We are currently in the process of determining the pricing and form of these arrangements. As part of our “Chase to Pay” model, we launched LifeWallet in January 2022, a platform powered by our sophisticated data analytics, designed to locate and organize users’ medical records, facilitating efficient access to enable informed decision-making and improved patient care. See the section entitled The LifeWallet Ecosystem for more information about Chase to Pay.

Claims Recovery Services

We may also recognize Claims recovery service revenue from our services to customers to assist those entities with the pursuit of Claims recovery rights. We provide services to other parties to identify recoverable Claims and provide data matching and legal services. Under our Claims recovery services model, we do not own the rights to Claims but provide our services for a fee based on budgeted expenses for the month with an adjustment for the variance between budget and actual expense from the prior month.

We were a party to that certain Recovery Services Agreement (the “MSP RH Series 01 Recovery Services Agreement”), dated as of October 23, 2020, by and between MSP Recovery Holdings Series 01, LLC (“MSP RH Series 01”) and MSP Recovery, pursuant to which MSP Recovery provided services including identifying, processing, prosecuting, and recovering money for certain Claims of MSP RH Series 01. In return for these services, MSP RH Series 01 paid a one-time fee of approximately $7.2 million, and paid annual service fees of approximately $3.0 million commencing January 1, 2021, subject to adjustment based on the aggregate value of Claims of MSP RH Series 01 that is subject to the MSP RH Series 01 Recovery Services Agreement. On March 29, 2023, this service fee agreement was terminated in connection with the series agreements discussed in further detail in the Hazel Transactions section of Note 4, Asset Acquisitions. See also Note 2, Basis of Presentation and Summary of Significant Accounting Policies in this Annual Report for additional detail.

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

Hazel Transactions

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

At different points during the year ended December 31, 2023, the Company received funding with an aggregate amount of $20.5 million under Term Loan A, which was then terminated. The parties agreed to increase the Term Loan B commitment from $18 million to $27.5 million, after giving effect to the original issue discount on the Working Capital Credit Facility, which would be funded in multiple installments and in accordance with the terms of the Working Capital Credit Facility.

At different points during the year ended December 31, 2023, the Company received funding with an aggregate amount of $9.0 million under Term Loan B (after original issue discount), and received an additional $4.5 million on January 25, 2024. After considering the subsequent payment received, the Company has additional availability amounting to $14.0 million under Term Loan B.

Virage Amendment

On April 12, 2023, we entered into an amendment (the “Virage MTA Amendment”) to the Virage MTA and Virage Guaranty pursuant to which the VRM Full Return payment due date was extended from May 23, 2023 until September 30, 2024, subject to acceleration upon certain triggering events. The Virage MTA Amendment changed the payment methods to Virage to exclusively be, in the following order of priority: (a) a first priority lien on all sources of revenue of the Company not otherwise encumbered as of the date of the Virage MTA Amendment to the extent such revenues and liquidity exceed the amount of net of revenues necessary to establish and maintain an operating reserve (“Operating Reserve”) of $70 million (the Operating Reserve was reduced to $47.5 million on July 24, 2023) for certain Company expenses, (b) a sale of certain reserved shares of Messrs. John H. Ruiz and Frank C. Quesada, and the delivery of the resulting net cash proceeds thereof to VRM, (c) Parent’s sale of additional shares and delivery of proceeds to Virage, subject to certain anti-dilution provisions, (d) if not satisfied by the foregoing, a sale by Messrs. Ruiz and Quesada other shares of Messrs. Ruiz and Quesada, and the delivery of the resulting net cash proceeds thereof to VRM; provided that if the VRM Full Return is not fully paid by September 30, 2024 the VRM Full Return shall be payable by any of such payment methods in any order of priority. In addition, in connection therewith, Messrs. Quesada and Ruiz agreed to certain transfer restrictions applicable to their common stock, and agreed to effectuate sales of Company common stock in certain circumstances.

On November 13, 2023, the Company entered into the Second Virage MTA Amendment that extended the VRM Full Return payment due date to December 31, 2024, subject to acceleration upon certain triggering events. The Second Virage MTA Amendment also: (a) changed the Operating Reserve from $47.5 million to the budget of the Company (plus applicable taxes) plus 10%, and (b) required Virage and the Company negotiate and agree on a form of initial warrant and monthly warrant by no later than December 31, 2023. In addition, pursuant to the Second Virage MTA Amendment, on January 1, 2024, the Company was required to make a one-time, lump sum payment to Virage for the period starting May 24, 2023 and ending December 31, 2023, in one or a combination of: (a) cash, in an amount equal to 1.0% of each calendar month-end balance (which month-end balance shall be increased daily up to 20% per annum based on a formula set forth in the Virage MTA Amendment) of the amount owing to Virage as of each preceding calendar month end and/or (b) warrants to purchase Class A common stock at $0.0001 per share, in an amount equal to the quotient of 1.0% of each calendar month-end balance (which month-end balance shall be increased daily up to 20% per annum based on a formula set forth in the Virage MTA Amendment) of the amount owing to Virage as of each preceding calendar month end and the volume weighted average price of a share of our Class A common stock for the five day period prior to the issuance.

Accordingly, the Company issued the VRM Warrants. The Initial Virage Warrant, as amended, was issued effective January 1, 2024 and entitles Virage to purchase 28,298,329 shares of Class A Common Stock, with an expiration date of January 1, 2026. Further, as of April 5, 2024, Monthly Virage Warrants were issued for February 2024 entitling Virage to purchase 8,263,494 shares, March 2024 entitling Virage to purchase 11,955,994 shares, and April 2024 entitling Virage to purchase 13,556,181 shares. Until our obligations to Virage are paid in full, the Company has the option every month to continue to pay Virage in one or a combination of: (a) cash, in an amount equal to 1.0% of each calendar month-end balance (which month-end balance shall be increased daily up to 20% per annum based on a formula set forth in the Virage MTA Amendment) of the amount owing to Virage as of each preceding calendar month end and/or (b) the issuance of subsequent Monthly Virage Warrants.

On April 1, 2024, the Company entered into the Third Virage MTA Amendment (the “Third Virage MTA Amendment”) which: (i) extended the VRM Full Return payment due date to September 30, 2025, subject to acceleration upon certain triggering events; (ii) the Company agreed that, after the Convertible Notes are fully satisfied, 25% of the Company’s portion of any net proceeds from the Yorkville SEPA would be used to pay down the VRM Full Return; and (iii) Messrs. John H. Ruiz and Frank C. Quesada would commence the sale of certain of their reserved shares, and the delivery of the resulting net cash proceeds thereof to VRM.

Amended and Restated Nomura Promissory Note

On April 12, 2023, the Company amended the promissory note to Nomura originally issued on May 27, 2022, which increased the principal amount to approximately $26.3 million and extended the maturity date of the promissory note to September 30, 2024. On November 13, 2023, the Company fully amended and restated the Nomura promissory note (the “Amended and Restated Nomura Promissory Note”) to (a) increase the principal amount to approximately $28.9 million, (b) extend the maturity date to December 31, 2024, and (c) permit the Company to use the proceeds of an at-the-market offering to repay indebtedness incurred by the Company for which the proceeds are used for operating expenses, subject to certain enumerated restrictions. On March 26, 2024, the Company further amended and restated the Amended and Restated Nomura Promissory Note (the “Amendment to the Amended and Restated Nomura Promissory Note”) to (a) increase the principal amount to approximately $30.0 million, and (b) extend the maturity date to September 30, 2025. The Amended and Restated Nomura Promissory Note carries an interest rate of 16% per annum and is payable in kind or in cash, at the Company’s discretion, every 30 calendar days after March 26, 2024. Upon two days prior written notice to Nomura, the Company may prepay all or any portion of the then outstanding principal amount under the Amended and Restated Nomura Promissory Note together with all accrued and unpaid interest thereon.

Cano Health, LLC

On July 7, 2023, the Company issued 7,960,001 unregistered shares (after giving effect to the Reverse Split) of Class A Common Stock to Cano as payment for $61.7 million in deferred compensation related to the following agreements, which the Company had the option to pay in cash or in stock and has elected to pay in stock, of which (i) 3,225,807 shares of Common Stock were issued as a deferred consideration for the assignment of certain claims pursuant to that certain Purchase Agreement, effective as of September 30, 2022, as amended to date, by and between MSP Recovery and Cano, and (ii) 4,734,194 shares of Common Stock were issued as deferred consideration for the assignment of certain claims pursuant to that certain Amended and Restated Claims Recovery and Assignment Agreement effective as of December 31, 2021, as amended to date, by and between MSP Recovery and Cano.

On August 10, 2023, MSP Recovery sued Cano in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida for declaratory relief and anticipatory breach of the CCRA, Purchase Agreement, and a Service Agreement (collectively, the “Cano Agreements”) between the parties. On the same day, Cano sued the Company in the same court, alleging fraud in the inducement, breach of contract, tortious interference, and unjust enrichment relating to the Cano Agreements. The Company has outstanding a $5.0 million receivable from Cano; however, due to Cano’s Quarterly Report on Form 10-Q for the June 30, 2023 period, which includes a substantial doubt about its ability to continue as a going concern, the Company established a reserve for the balance due under such receivable during 2023. These matters were automatically stayed as a result of the Cano’s bankruptcy filing.

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

Yorkville Facility

On January 6, 2023, we entered into a purchase agreement with YA II PN, Ltd., a Cayman Island exempted company (“Yorkville”), pursuant to which Yorkville committed to purchase up to $1 billion in shares of Class A Common Stock, subject to certain limitations and conditions set forth therein. On November 14, 2023, we entered into the Yorkville SEPA, which fully amended and restated the January 6, 2023 agreement. Under the Yorkville SEPA, the Company agreed to issue and sell to Yorkville, from time to time, and Yorkville agreed to purchase from the Company, up to $250 million of the Company’s Class A Common Stock, subject to certain limitations.

In connection with the Yorkville SEPA, and subject to the conditions set forth therein, Yorkville has agreed to advance us an amount of up to $15.0 million, evidenced by Convertible Notes to be issued to Yorkville at a purchase price equal to 95.0% of the principal amount of each Convertible Note. On November 14, 2023, we issued a Convertible Note to Yorkville in the principal amount of $5.0 million, resulting in net proceeds to us of $4.73 million. On December 11, 2023, we issued a Convertible Note to Yorkville in the principal amount of $5.0 million, resulting in net proceeds to us of $4.75 million. On April 8, 2024, we issued a third Convertible Note to Yorkville in the principal amount of $5.0 million, resulting in net proceeds to us of $4.75 million.

Interest shall accrue on the outstanding balance of any Convertible Note at an annual rate equal to 5.0%, subject to an increase to 18% upon an event of default as described in the Convertible Notes. The maturity date of each Convertible Note will be September 30, 2025 (as extended by the Yorkville Letter Agreement), and may be extended at the option of Yorkville. Yorkville may convert the Convertible Notes into shares of our Class A Common Stock at a conversion price equal to the lower of: (A)(i) with respect to the initial Convertible Note issued on November 16, 2023, $8.0225, (ii) with respect to the second Convertible Note issued on December 11, 2023, $3.7136, and (iii) with respect to the third Convertible Note issued on April 8, 2024, $1.5050, or (B) 95% of the lowest daily VWAP during the seven consecutive trading days immediately preceding the conversion (the “Conversion Price”), which in no event may the Conversion Price be lower than $1.00 (the “Floor Price”) (as lowered by the Yorkville Letter Agreement). Yorkville, at its discretion, and providing that there is a balance remaining outstanding under the Convertible Notes, may deliver a notice under the Yorkville SEPA requiring the issuance and sale of shares of Class A Common Stock to Yorkville at a price per share equivalent to the Conversion Price as determined in accordance with the Convertible Notes. Yorkville, in its sole discretion, may select the amount of any conversion, subject to certain limitations.

The shares of Class A Common Stock will be sold to Yorkville pursuant to the Yorkville SEPA at the election of the Company as specified in the Advance Notice and at a per share price equal to: (i) 98% of the Market Price (as defined below) for any period commencing on the receipt of the Advance Notice by Yorkville and ending on 4:00 p.m. New York City time on the applicable Advance notice date (the “Option 1 Pricing Period”), and (ii) 97% of the Market Price for any three consecutive trading days commencing on the Advance notice date (the “Option 2 Pricing Period,” and each of the Option 1 Pricing Period and the Option 2 Pricing Period, a “Pricing Period”). “Market Price” is defined as, for any Option 1 Pricing Period, the daily volume weighted average price (“VWAP”) of the Class A common stock on Nasdaq during the Option 1 Pricing Period, and for any Option 2 Pricing Period, the lowest daily VWAP of the Class A common stock on the Nasdaq during the Option 2 Pricing Period. In addition, provided that there is a balance outstanding under the Convertible Notes, shares of Class A Common Stock may also be sold to Yorkville pursuant to the Yorkville SEPA at the election of Yorkville, pursuant to a Yorkville Advance.

Pursuant to the Yorkville SEPA, Yorkville may offer and sell our Class A Common Stock from time to time. Yorkville may offer and sell our Class A Common Stock in a number of different ways and at varying prices. If any underwriters, dealers, or agents are involved in the sale of any of the securities, their names and any applicable purchase price, fee, commission or discount arrangement between or among them will be set forth, or will be calculable from the information set forth, in any applicable prospectus supplement. Yorkville may offer, sell, or distribute all or a portion of their shares of Class A Common Stock publicly or through private transactions at prevailing market prices or at negotiated prices. We will not receive any proceeds from the sale of shares of Class A Common Stock by Yorkville pursuant to the Yorkville SEPA; however, we expect to receive proceeds from sales of Class A Common Stock that we may elect to make to Yorkville pursuant to the Yorkville SEPA, if any, from time to time at our discretion.

On April 8, 2024, the Company and Yorkville reached an agreement (the “Yorkville Letter Agreement”) to: (1) reduce the Floor Price from $1.28 to $1.00; (2) waive the first monthly payment due to the Floor Price Trigger, thereby curing the Floor Price Trigger; and (3) extend the maturity date of the Convertible Notes to September 30, 2025. In addition, the parties agreed that the third Convertible Note for $5.0 million would be issued on April 8, 2024. On April 12, 2024, Yorkville further agreed that, to the extent that it holds Class A Common Stock in such quantities that would prevent the Company from utilizing the SEPA solely due to the Ownership Limitation, Yorkville commits to fund an additional advance in the principal amount of $13,000,000 on the same terms and conditions as the previous advances pursuant to the Yorkville SEPA.

Investigations

As previously disclosed, on August 11, 2022, the Securities and Exchange Commission (the “SEC”) initiated an investigation of the Company, and requested documents relating to, among other matters, the business combination transaction with Lionheart Acquisition Corporation II consummated on May 23, 2022, certain historical and projected financial results, investor agreements, and data analytic platforms and algorithms. The Company received a subpoena dated March 1, 2023 from the SEC regarding the aforementioned subject matter, and subsequently received a subpoena on May 10, 2023, in connection with the investigation relating to, among other matters, the Company’s projections and the accounting and valuation of certain assets that were the basis for the Company’s determination that its quarterly financial statements for the periods ended June 30, 2022 and September 30, 2022 require restatements and should no longer be relied upon, as disclosed in the Company’s Form 8-K on April 14, 2023. On August 16, 2023, the Company received an additional subpoena from the SEC regarding certain funding sources of the Company prior to the Business Combination, various statements and disclosures by the Company in connection with, and following, the Business Combination, certain historical and projected financial results, and data analytic platforms and algorithms used to identify potential recoveries. The Company intends to fully cooperate with the SEC in responding to the subpoenas.

In addition, on March 10, 2023, the Company received a subpoena from the U.S. Attorney’s Office in connection with a grand jury investigation in the U.S. District Court for the Southern District of Florida requesting certain information concerning the Company, which subpoena requests documents relating to, among other matters, the Company’s proprietary algorithms and other software used to identify potentially recoverable claims, the drop in the price of the Company’s common stock following the Business Combination, and certain marketing materials and investment agreements presented to potential investors. To the best of the Company’s knowledge, the Department of Justice has not issued any target letters to anyone associated with the Company as a result of this investigation (the United States Attorney’s Manual states that a “target” is a person as to whom the prosecutor or the grand jury has substantial evidence linking him or her to the commission of a crime and who, in the judgment of the prosecutor, is a putative defendant).

The Company has cooperated, and will continue to cooperate, fully with these inquiries. In connection with its review of the matters related to the preparation and filing of the 2022 Form 10-K, the Special Committee, along with external advisors retained thereby, also reviewed the subject matter of information requests related to the foregoing subpoenas received prior to June 2023. Based on that review, and the nature of the documents requested in the subsequent subpoena, the Company believes that the investigations will be resolved without any material developments; however, there can be no assurance as to the outcome or future direction thereof.

Recent Settlements

On February 19, 2024, the Company reached a comprehensive settlement with 28 affiliated property and casualty insurers (the “P&C Insurers”). The terms of the confidential settlement agreement include:

•
The P&C Insurers’ agreement to provide ten years of historical data (identifying all claims processed from January 1, 2014, through the present) and data sharing of future claims, extending out for one year, assisting LifeWallet in reconciling its current and future assigned Medicare claims;
•
The P&C Insurers’ Implementation of LifeWallet’s coordination of benefits clearinghouse solution;
•
A 5-year agreement to resolve cooperatively, or through binding mediation, relevant Medicare claims (liens) that LifeWallet owns today and in the future;
•
The P&C Insurers’ agreement that they are primary payers for any unreimbursed Medicare lien that LifeWallet identifies from data sharing, and the P&C Insurers’ agreement to assign all rights to collect against other third parties that either failed to pay liens or collected twice from Medicare funds and the P&C Insurers; and
•
A cash payment from the P&C Insurers to LifeWallet to settle existing historical claims (amount subject to confidentiality).

Key Factors Affecting Our Results

Our Claims Portfolio

We differ from some of our competitors because we obtain our recovery rights through irrevocable assignments. When we are assigned these rights, we take on the risk that such Claims may not be recoverable. We are entitled to pursue a portion of any recovery rights associated with approximately $1,544 billion in Billed Amount (and approximately $370 billion in Paid Amount), which contained approximately $88.9 billion in Paid Value of Potentially Recoverable Claims, as of December 31, 2023. We are typically entitled to 100% of recovery rights pursuant to our CCRAs, but contractually obligated to pay 50% of gross recoveries to the Assignor. In certain cases, we have purchased from our Assignors the rights to 100% of the recovery. By discovering, quantifying, and settling the gap between Billed Amount and Paid Amount on a large scale, we believe we are positioned to generate substantial annual recovery revenue at high profit margins for our assigned Claims. In litigation, our experienced management and legal teams provide us with a competitive advantage. While our model of being assigned the Claim rights allows us the flexibility to direct the litigation and potentially generate higher margins, we have, on an opportunistic basis, paid the Assignor an upfront purchase price for these rights.

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

In addition to obtaining new Claims, our ability to collect on identified Claims at our estimated multiples is key to our future profitability. Pursuant to the MSP Act, we believe we are entitled to pursue reasonable and customary rates. Under existing statutory and case law, the private cause of action under the MSP Act permits the pursuit of double damages when a primary plan fails to provide for primary payment or appropriate reimbursement. In addition to double damages, federal law provides express authority to pursue statutory interest from primary payers on any amounts owed.

As a result, we may pursue double damages and statutory interest in our MSP Act-related recoveries. We seek to recover these amounts under either the recovery model or the Chase to Pay model. Federal law also expressly provides MAOs with the right to charge providers for the Billed Amount when accident related liability exists. Per the terms of various legal services agreements that MSP Recovery has with the Law Firm, for legal services provided, the Law Firm would receive a percentage of the total Claim recovery which would include double damages and additional penalties. Our ability to pursue double damages may be impacted by the RAMP Act as disclosed in Note 13, Commitments and Contingencies, to the consolidated financial statements included elsewhere in this Annual Report.

Our Claims recovery revenue is typically recognized upon reaching a binding settlement or arbitration with a counterparty or when the legal proceedings, including any appellate process, are resolved. A decrease in the willingness of courts to grant these judgments, a change in the requirements for filing these cases or obtaining these judgments, or a decrease in our ability to collect on these judgments could have an adverse effect on our business, financial condition, and operating results. Of the Claims identified as potentially recoverable, relating to our accident-related cases as of December 31, 2023, approximately 86.8% of claims are already in the recovery process, which are claims where either the recovery process has been initiated, data has been collected and matched, or resolution discussions are in process.

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

Paid Value of Potentially Recoverable Claims (“PVPRC”): The term PVPRC is defined in the Definitions section above. We analyze our Claims portfolio and identify potentially recoverable Claims using our Algorithms to comb through historical paid Claims data and search for potential recoveries. PVPRC is a measure of the Paid Amount that has been paid to providers in respect of those potentially recoverable Claims. Management believes this measure provides a useful metric for potential recoveries, but it is not a measure of the actual amount that may be recovered with respect to potentially recoverable Claims, which in turn may be higher or lower based on a variety of factors. As non-compliance with Section 111 reporting requirements is commonplace, responsible reporting entities (RRE) routinely fail to report their responsibility to make primary payments; for this reason, data matching is often required to determine which reporting entity is responsible to reimburse a given potentially recoverable Claim. Our ability to generate future Claims recovery income is largely dependent on our ability to accurately identify potentially recoverable Claims through our data analytics and ultimately recover on these Claims. Management believes this metric is a useful measure to investors and in managing or monitoring company performance because we view an increase in PVPRC as a positive indicator as it should provide the Company with the ability to increase Claims recovery income and otherwise shows growth.

Billed Value of Potentially Recoverable Claims (“BVPRC”): BVPRC represents the cumulative Billed Amount of potentially recoverable Claims. We analyze our Claims portfolio and identify potentially recoverable Claims using Algorithms to comb through historical paid Claims data and search for potential recoveries. For a majority of our Claims, the Company believes it has the ability to recover in excess of the Paid Amount by pursuing the Billed Amount plus interest plus double damages under applicable law. Under existing statutory and case law, the private cause of action under the Medicare Secondary Payer Act permits an award of double damages when a primary plan fails to provide for primary payment or appropriate reimbursement. We believe federal law expressly provides MAOs with the right to charge, or authorize the provider of such services to charge, in accordance with the charges allowed under a law, plan, or primary plan policy. We believe our ability to generate future Claim recovery income is largely dependent on our ability to accurately identify potentially recoverable Claims through our data analytics and ultimately recover on these Claims. Management believes this metric is a useful measure to investors and in managing or monitoring company performance because we view an increase in BVPRC as a positive indicator as it should provide the Company with the ability to increase Claims recovery income and otherwise shows growth.

Recovery Multiple: The vast majority of our recoveries are sought pursuant to the MSP Laws; however, some recoveries are sought under product liability, antitrust, and other various causes of action. For recoveries sought pursuant to the MSP Laws, we generally pursue amounts in excess of the Paid Amount; in other cases, the cause of action will dictate the amount pursued. The Recovery Multiple is the amount of any generated Claims recovery income obtained by the Company in respect to any Claims as compared to the Paid Amount of those Claims (e.g., if a given Claim had a Paid Amount of $100, a $600 recovery would represent a Recovery Multiple of 6x). For these purposes, we record values under the Recovery Multiple once we have recorded Claims recovery income, either through the receipt of cash or recognition of accounts receivable on the Claims. Management believes this metric is useful to investors to manage or monitor the Company’s performance because the Recovery Multiple provides a measure of our ability to recover on Claims recovery rights. A Recovery Multiple above 1x would illustrate the Company’s ability to recover amounts in excess of the Paid Amount. As actual recoveries have been limited to date, this measure has limited utility for historical periods. However, management believes this measure will become more meaningful during the next 12 months and beyond to the extent the Company begins to report actual increases in recoveries during those periods. As of December 31, 2023, the Company has obtained settlements where the Recovery Multiple was or would be in excess of the Paid Amount, and settlements at or below the paid amount. However, these settlements do not provide a large enough sample to be statistically significant and are therefore not shown in the table. As the Recovery Multiple is based on actual recoveries, this measure is not based on the Penetration Status of Portfolio, as described below.

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

	As of and for the Year Ended December 31,
$ in billions	2023	2022	2021	2020
Paid Amount	$369.8	$374.8	$364.4	$58.4
Paid Value of Potentially Recoverable Claims	88.9	89.6	86.6	14.7
Billed Value of Potentially Recoverable Claims	373.5	377.8	363.2	52.3
Recovery Multiple	N/A(1)	N/A(1)	N/A(1)	N/A(1)
Penetration Status of Portfolio	86.8%	85.8%	75.6%	N/A
1.
During the year ended December 31, 2023, the Company has received total recoveries of $7.2 million. However, the settlement amounts do not provide a large enough sample to be statistically significant, and are therefore not shown in the table.
2.
On August 10, 2022, the United States Court of Appeals, Eleventh Circuit held that a four-year statute of limitations period applies to certain claims brought under the Medicare Secondary Payer Act’s private cause of action, and that the limitations period begins to run on the date that the cause of action accrued. This opinion may render certain Claims held by the Company unrecoverable and may substantially reduce PVPRC and BVPRC as calculated. As our cases were filed at different times and in various jurisdictions, and prior to data matching with a defendant we are not able to accurately calculate the entirety of damages specific to a given defendant, we cannot calculate with certainty the impact of this ruling at this time. However, the Company has deployed several legal strategies (including but not limited to seeking to amend existing lawsuits in a manner that could allow claims to relate back to the filing date as well as asserting tolling arguments based on theories of fraudulent concealment) that would apply to tolling the applicable limitations period and minimizing any material effect on the overall collectability of its claim rights. In addition, the Eleventh Circuit decision applies only to district courts in the Eleventh Circuit. Many courts in other jurisdictions have applied other statutes of limitations to the private cause of action, including borrowing the three-year statute of limitations applicable to the government’s cause of action; and borrowing from the False Claims Act’s six-year period. The most recent decision on the issue from the District Court of Massachusetts, for example, applies the same statute of limitations as Eleventh Circuit, but expressly disagrees with the Eleventh Circuit’s application of the “accrual” rule and instead adopted the notice-based trigger that the company has always argued should apply. This would mean that the limitations period for unreported claims has not even begun to accrue. This is a complex legal issue that will continue to evolve in jurisdictions across the country. Nevertheless, if the application of the statute of limitations as determined by the Eleventh Circuit was applied to all Claims assigned to us, we estimate that the effect would be a reduction of PVPRC by approximately $7.02 billion. As set forth in our Risk Factors, PVPRC is based on a variety of factors. As such, this estimate is subject to change based on the variety of legal claims being litigated and statute of limitations tolling theories that apply.

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

The Company did not recognize any significant claims recovery service income during 2023.

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

As we continue to grow as a company and build our team, we expect that our general and administrative costs will increase. We also expect to incur additional expenses as a result of operating as a public company, including expenses necessary to comply with the rules and regulations applicable to companies listed on a national securities exchange and related to compliance and reporting obligations pursuant to the rules and regulations of the SEC, as well as higher expenses for general and director and officer insurance, investor relations, and professional services.

Allowance for credit losses

Allowance for credit losses consists of a specific reserve for a receivable amount due from Cano. Due to its material nature, it is included separately in the consolidated statement of operations.

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

Interest Expense

In some cases, we have entered into arrangements to transfer CCRAs or rights to proceeds from CCRAs to other parties. When such transfers are considered to be sales of future revenue that are debt-like in nature as defined in ASC 470, these arrangements are recognized as debt based on the proceeds received and are imputed an interest rate based on the expected timing and amount of payments to achieve contractual hurdles. Our interest expense consists of the imputed interest on these payments. We anticipate that as we recognize Claims recoveries related to CCRAs in these arrangements, the interest expense on these arrangements will decrease. In addition, interest expense includes interest paid on the Amended and Restated Nomura Promissory Note, Hazel Working Capital Credit Facility and Purchase Money Loan, Virage transactions (See Note 4, Assets Acquisitions, to the consolidated financial statements included elsewhere in this Annual Report), Yorkville Advances, and Loans from related parties.

Other Income (Expense)

Other income consists of equity investment earnings, some affiliate related income, mark-to-market gain (loss) for payments due in stock. Other expenses consist of bank service charges, airing fees, tax penalties, settlement expense, political contributions and donations, and some affiliate related expenses.

Changes in Fair Value of Warrant and Derivative Liabilities

Changes in fair value of warrants and derivative liabilities consists of the mark-to-market of warrant liabilities and derivatives as part of the OTC Equity Prepaid Forward Transaction noted in Note 18, Derivative Liability, and warrant liabilities due to Public Warrants as noted in Note 3, Business Combination, in the notes to consolidated financial statements included elsewhere in this Annual Report.

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

Results of Operations

A discussion of changes in our results of operations and cash flows for the year ended December 31, 2022 from the year ended December 31, 2021 has been omitted from this Annual Report, but may be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2022 Form 10-K, filed with the SEC on July 27, 2023, which is available free of charge on the SEC’s website at www.sec.gov and at www.msprecovery.com, by clicking “Investors” located at the top of the page.

Year ended December 31, 2023 versus year ended December 31, 2022

The following table sets forth a summary of our consolidated results of operations for the year ended December 31, 2023 and 2022.

	Year Ended December 31,
(in thousands except for percentages)	2023	2022	$ Change	% Change
Claims recovery income	$7,207	$4,878	$2,329	48%
Claims recovery service income	498	18,542	(18,044)	(97)%
Total Claims Recovery	$7,705	$23,420	$(15,715)	(67)%
Operating expenses
Cost of claims recoveries	2,145	2,054	91	4%
Claims amortization expense	476,492	266,929	209,563	79%
General and administrative	26,508	23,959	2,549	11%
Professional fees	22,766	18,497	4,269	23%
Professional fees – legal	34,401	43,035	(8,634)	(20)%
Allowance for credit losses	5,000	—	5,000	100%
Depreciation and amortization	263	424	(161)	(38)%
Total operating expenses	567,575	354,898	212,677	60%
Operating Loss	$(559,870)	$(331,478)	$(228,392)	69%
Interest expense	(289,169)	(121,011)	(168,158)	139%
Other income (expense), net	9,290	63,067	(53,777)	(85)%
Change in fair value of warrant and derivative liabilities	4,604	(12,483)	17,087	(137)%
Net loss before provision for income taxes	$(835,145)	$(401,905)	$(433,240)	108%
Provision for income tax benefit (expense)	—	—	—	(100)%
Net loss	$(835,145)	$(401,905)	$(433,240)	108%
Less: Net (income) loss attributable to non-controlling interests	778,797	394,488	384,309	97%
Net loss attributable to MSP Recovery, Inc.	$(56,348)	$(7,417)	$(48,931)	660%

Claims recovery income. Claims recovery income increased by $2.3 million for the year ended December 31, 2023 compared to the year ended December 31, 2022 driven by increased settlements during the period.

Claims recovery service income. Claims recoveries service income decreased by $18.0 million, or 97%, to $0.5 million for the year ended December 31, 2023 from $18.5 million for the year ended December 31, 2022, primarily driven by a decrease in third-party service fees, which mainly relate to a contract that expired during 2023 and did not renew.

Cost of Claims recoveries. Cost of Claims recoveries increased by $0.1 million, to $2.2 million for the year ended December 31, 2023 from $2.1 million for the year ended December 31, 2022, driven by Assignor and law firm costs, which are directly correlated to the increase in claims recovery income.

Claims amortization expense. Claims amortization expense increased by $209.6 million, to $476.5 million for the year ended December 31, 2023 from $266.9 million for the year ended December 31, 2022, primarily driven by increased amortization due to the acquisition of CCRAs purchased during the year ended December 31, 2023, included in intangible assets in the consolidated balance sheets.

General and administrative. General and administrative increased by $2.5 million, or 11%, to $26.5 million for the year ended December 31, 2023 from $24.0 million for the year ended December 31, 2022, as a result of additional costs of being a public Company. The increase was primarily driven by increases costs in salaries and benefits of $0.4 million, increase in non-executive board compensation of $0.9 million, and increases in other costs such as marketing and promotions of $0.4 million, insurance of $0.5 million and $0.3 million of information technology expenses, among others, as compared to the year ended December 31, 2022.

Professional fees. Professional fees increased by $4.3 million, or 23%, to $22.8 million for the year ended December 31, 2023 from $18.5 million for the year ended December 31, 2022, primarily driven by additional costs incurred by being a public company, including $6.0 million advisory fees, as well as $0.7 million of other external consultants, offset by a decrease of $0.4 of a management fee that did not reoccur in 2023 and $2.0 million in other various professional fees.

Professional Fees - Legal. Professional Fees - Legal decreased by $8.6 million, or 20%, for the year ended December 31, 2023, compared to the year ended December 31, 2022, primarily driven by a $20.1 million reduction in shared based compensation for the Law Firm, offset by $1.8 million increase in fees to outsourced law firms and Law Firm expenses increase of $9.6 million for the year ended December 31, 2023.

Interest expense. Interest expense increased by $168.2 million, or 139%, to $289.2 million for the year ended December 31, 2023 from $121.0 million for the year ended December 31, 2022, primarily driven by an increase due to the guaranty obligation, the new Hazel Working Credit Facility and Purchase Money Loan, as well as increases in the basis for which interest is incurred on our Claims financing obligations and accrued interest on the related party loan obtained in June 2022.

Other income, net. Other income decreased by $53.8 million, to $9.3 million for the year ended December 31, 2023 from $63.1 million for the year ended December 31, 2022 driven by a $63.4 million gain associated with the settlement of the Brickell Key Investment debt extinguishment in 2022 that did not reoccur in 2023. Other income for the year ended December 31, 2023 consists primarily of a $4.6 million of gain on the sale of CCRAs and $4.4 million of gain on fair value of a liability payable in stock.

Change in fair value of warrant and derivative liabilities. For the year ended December 31, 2023, $4.6 million gain in 2023 related primarily to a mark-to-market adjustment to the fair value of Public Warrants. For the year ended December 31, 2022, $12.5 million of total loss was recorded, of which $9.6 million for the fair value of derivative liabilities related to the Committed Equity facility and $2.9 million was related to mark-to-market adjustments for the fair value of warrants.

Non-GAAP Financial Measures

In addition to the financial measures prepared in accordance with GAAP, this Annual Report also contains non-GAAP financial measures. We consider “adjusted net loss” and “adjusted operating loss” as non-GAAP financial measures and important indicators of performance and useful metrics for management and investors to evaluate our business’s ongoing operating performance on a consistent basis across reporting periods. We believe these measures provide useful information to investors. Adjusted net loss represents net loss adjusted for certain non-cash and non-recurring expenses and adjusted operating loss items represents Operating loss adjusted for certain non-cash and non-recurring expenses. A reconciliation of these non-GAAP measures to their most relevant GAAP measure is included below:

	Year Ended December 31,
(In thousands)	2023	2022
GAAP Operating Loss	$(559,870)	$(331,478)
Share based compensation	830	20,055
Claims amortization expense	476,492	266,929
Adjusted Operating Loss	$(82,548)	$(44,494)

GAAP Net Loss	$(835,145)	$(401,905)
Share based compensation	830	20,055
Claims amortization expense	476,492	266,929
Gain on debt extinguishment	—	(63,367)
Interest expense	289,169	121,011
Change in fair value of warrant and derivative liabilities	(4,604)	12,483
Adjusted Net Loss	$(73,258)	$(44,794)

Liquidity and Capital Resources

Going Concern

As an early-stage growth company, the Company has incurred substantial net losses since inception. As of December 31, 2023, we had $11.6 million in cash and cash equivalents. The Company has incurred recurring losses and negative cash flows since inception and has an accumulated deficit of $85.6 million as of December 31, 2023. For the year ended December 31, 2023, the Company used approximately $40.0 million of cash in operations. The Company’s liquidity will depend on the ability to generate substantial Claims recovery income and Claims recovery services income in the near future, the timing of which is uncertain, as well as its ability to secure funding from capital sources. The Company’s principal liquidity needs have been working capital, debt service, and Claims financing obligations.

The Company anticipates sources of liquidity to include the Working Capital Credit Facility and the Yorkville SEPA as disclosed in Note 11, Claims Financing Obligations and Notes Payable, and has taken several actions to address liquidity concerns, including:

1.
On March 29, 2023, Subrogation Holdings and its parent MSP Recovery entered into the Working Capital Credit Facility consisting of commitments to fund up to $48 million in proceeds. Certain terms were amended to the Working Capital Credit Facility, which were memorialized in the Second Amended and Restated First Lien Credit Agreement dated November 10, 2023. See summary in “Hazel Transactions” in Note 11, Claims Financing Obligations and Notes Payable, within the notes to the consolidated financial statements as of and for the year ended December 31, 2023 appearing elsewhere in this Annual Report.
2.
On November 13, 2023, the Company entered into the MTA Amendment No. 2 and Amendment to the Amended and Restated Security Agreement (“Second Virage MTA Amendment”), which extended the due date for the payment obligations to Virage to December 31, 2024. See summary in Note 4, Asset Acquisitions, within the notes to the consolidated financial statements as of and for the year ended December 31, 2023 appearing elsewhere in this Annual Report. On April 1, 2024, the Company entered into the MTA Amendment No. 3 and Amendment No. 2 to the Amended and Restated Security Agreement (“Third Virage MTA Amendment”), which: (i) extended the VRM Full Return payment due date to September 30, 2025, subject to acceleration upon certain triggering events; (ii) the Company agreed that, after the Convertible Notes are fully satisfied, 25% of the Company’s portion of any net proceeds from the Yorkville SEPA would be used to pay down the VRM Full Return; and (iii) commence the sale of certain reserved shares of Messrs. John H. Ruiz and Frank C. Quesada, and the delivery of the resulting net cash proceeds thereof to VRM.
3.
On November 13, 2023, the Company entered into the Amended and Restated Nomura Promissory Note, which extended the due date to December 31, 2024. See summary in Note 11, Claims Financing Obligations and Notes Payable, within the notes to the consolidated financial statements as of and for the year ended December 31, 2023 appearing elsewhere in this Annual Report. On March 26, 2024, the maturity date of the Amended and Restated Nomura Promissory Note was extended to September 30, 2025.
4.
On November 14, 2023, the Company entered into the Yorkville SEPA, which included the issuance of Convertible Notes to Yorkville having aggregate principal amounts of up to $15.0 million. See summary in “Yorkville SEPA” within Sources of Liquidity section below, as well as “Committed Equity Facility” within Note 1, Description of the Business, and Note 11, Claims Financing Obligations and Notes Payable, within the notes to the consolidated financial statements as of and for the year ended December 31, 2023 appearing elsewhere in this Annual Report. On April 8, 2024, the maturity date of the Convertible Notes was extended to September 30, 2025. On April 12, 2024, Yorkville further agreed that, to the extent that it holds Class A Common Stock in such quantities that would prevent the Company from utilizing the SEPA solely due to the Ownership Limitation, Yorkville commits to fund an additional advance in the principal amount of $13,000,000 on the same terms and conditions as the previous advances pursuant to the Yorkville SEPA.

The Company has concluded that such actions alleviate the substantial doubt about the Company’s ability to continue as a going concern beyond one year from the date these financial statements are issued.

Sources of Liquidity

Working Capital Credit Facility

On March 6, 2023, Subrogation Holdings entered into a credit agreement (“Initial Credit Agreement”) with HPH, pursuant to which HPH funded an initial $10 million in proceeds to Subrogation Holdings. On March 29, 2023, the Initial Credit Agreement was fully amended and restated (the “Working Capital Credit Facility”), providing for funding of up to $80 million (with a 40% original issue discount), consisting of a Term Loan A commitment to fund up to $30 million (in multiple installments) in proceeds and a Term Loan B Commitment to fund up to $18 million (in multiple installments) in proceeds. On March 29, 2023, an additional $5 million was disbursed to Subrogation Holdings under the Term Loan A. Loans under the Working Capital Credit Facility accrue interest at a Term Secured Overnight Financing Rate for 12-month interest period, plus an applicable margin of 10% per annum. Accrued interest is payable in kind and will be capitalized quarterly. The Working Capital Credit Facility has a stated maturity date of March 31, 2026, and HPH may extend for up to one year in its sole discretion.

On May 11, 2023 and June 13, 2023, HPH notified us that it would not disburse additional funds under the Working Capital Credit Facility until the Company satisfied certain milestone funding conditions, including certain servicing obligations as well as filing the 2022 Form 10-K. The parties subsequently agreed that $5.5 million will be funded under Term Loan A in accordance with the terms of the Working Capital Credit Facility subsequent to the filing of the 2022 Form 10-K and receipt of funding notices, deeming funding conditions satisfied or waived. Following such funding, the Term Loan A commitment would be terminated, with total funding of $20.5 million. In addition, the parties agreed to increase the Term Loan B commitment from $18 million to $27.5 million, after giving effect to the original issue discount on the Working Capital Credit Facility and which will be funded in multiple installments and in accordance with the terms of the Working Capital Credit Facility. Funding will be at a rate of $2.25 million per month until December 2023, and thereafter at $1.75 million per month up to $14.0 million, subject to potential further reductions in the case of certain agreed cost savings and funds availability. The amended terms to the Working Capital Credit Facility were memorialized in the Second Amended and Restated First Lien Credit Agreement dated November 10, 2023.

On August 4, 2023, the Company received funding amounting to $5.5 million from Term Loan A and $2.25 million installment under Term Loan B. Under Term Loan B, the Company received $2.25 million of funding on August 30, 2023, and Subrogation Holdings received $4.5 million on November 13, 2023 and $4.5 million on January 25, 2024.

Amounts borrowed and obligations under the Working Capital Credit Facility are secured by a pledge of proceeds from certain Claims in the Company’s Claims portfolio, with the lien securing the Purchase Money Loan being subordinated and junior to the lien securing the Working Capital Credit Facility. Pursuant to the Second Amended and Restated First Lien Credit Agreement, and in order to secure those additional advances of Term Loan B beginning in January 2024, the following was provided as additional collateral: (i) a pledge of proceeds from certain Claims in the Company’s Claims portfolio, up to $14 million; (ii) a pledge of the equity interests in an Affiliate of Messrs. John Ruiz and Frank Quesada; and (iii) a personal guaranty by Messrs. John Ruiz and Frank Quesada, as primary obligors, guaranteeing those additional advances of Term Loan B beginning in January 2024. On December 22, 2023, our Board approved the Company's payment of certain costs and fees (including legal fees) on behalf of John H. Ruiz and Frank C. Quesada, associated with a mortgage granted in connection with said guaranty, totaling $0.1 million.

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

During the year ended December 31, 2023, the Company received a $4.95 million loan from the Law Firm, evidenced by an unsecured promissory note, to provide general operational funding. The aggregate unpaid principal amount of this promissory note is due 24 months from the date of the last advance from the Working Capital Credit Facility is made. This promissory note is payable by the Company at any time, without prepayment penalties, fees, or other expenses. The note does not carry any interest and can be repaid at any time or from time to time without a prepayment penalty. On March 4, 2024, the Board authorized the partial repayment of the Law Firm Loan in the amount of $0.4 million, which funds were to be used for the express purpose of paying property taxes on real property owned and pledged by the MSP Principals to HPH as collateral in connection with the Working Capital Credit Facility.

Amended and Restated Nomura Promissory Note

On May 27, 2022, the Company issued an unsecured promissory note to Nomura in a principal amount of approximately $24.5 million related to advisory fees and deferred underwriting fees and expenses that became due and payable by the Company to Nomura, in connection with the consummation of the Business Combination (as defined herein).

On April 12, 2023, the Company amended the promissory note, increasing the principal amount to approximately $26.3 million and extending the maturity date of the promissory note to September 30, 2024. On November 13, 2023, the Company entered into the Amended and Restated Nomura Promissory Note, to (a) increase the principal amount to approximately $28.9 million, (b) extend the maturity date to December 31, 2024 and (c) permit the Company to use the proceeds of an at-the-market offering to repay indebtedness incurred by the Company for which the proceeds are used for operating expenses, subject to certain enumerated restrictions.

On March 26, 2024, the Company further amended and restated the Nomura promissory note (the “Amendment to the Amended and Restated Nomura Promissory Note”) to (a) increase the principal amount to approximately $30.0 million, and (b) extend the maturity date to September 30, 2025. The amended note carries an interest rate of 16% per annum and is payable in kind or in cash, at the Company’s discretion, every 30 calendar days after March 22, 2024. Upon two days prior written notice to Nomura, the Company may prepay all or any portion of the then outstanding principal amount under the Amended and Restated Nomura Promissory Note together with all accrued and unpaid interest thereon.

Yorkville SEPA

On January 6, 2023, we entered into a purchase agreement with YA II PN, Ltd., a Cayman Island exempted company (“Yorkville”), pursuant to which Yorkville committed to purchase up to $1 billion in shares of Class A Common Stock, subject to certain limitations and conditions set forth therein. On November 14, 2023, we entered into the Yorkville SEPA, which fully amended and restated the January 6, 2023 agreement.

Pursuant to the Yorkville SEPA, the Company has the right to sell to Yorkville up to $250 million of its Class A Common Stock, subject to certain limitations and conditions set forth in the Yorkville SEPA, from time to time during the term of the Yorkville SEPA. Sales of Class A Common Stock to Yorkville under the Yorkville SEPA, and the timing of any such sales, are at the Company’s option, and the Company is under no obligation to sell any shares of Class A Common Stock to Yorkville under the Yorkville SEPA except in connection with notices that may be submitted by Yorkville, in certain circumstances as described below.

Upon the satisfaction of the conditions to Yorkville’s purchase obligation set forth in the Yorkville SEPA, the Company will have the right, but not the obligation, from time to time at its discretion until the Yorkville SEPA is terminated to direct Yorkville to purchase a specified number of shares of Class A Common Stock (“Advance”) by delivering written notice to Yorkville (“Advance Notice”). While there is no mandatory minimum amount for any Advance, it may not exceed an amount equal to 100% of the average of the daily traded amount during the five consecutive trading days immediately preceding an Advance Notice.

The shares of Class A Common Stock purchased pursuant to an Advance Notice delivered by the Company will be purchased at a price equal to (i) 98% of the VWAP of the shares of Class A Common Stock on the applicable date of delivery of the Advance Notice during regular trading hours on such date or (ii) 97% of the lowest daily VWAP of the shares of Class A Common Stock during the three consecutive trading days commencing on the date of the delivery of the Advance Notice, other than the daily VWAP on a day in which the daily VWAP is less than a minimum acceptable price as stated by the Company in the Advance Notice or there is no VWAP on the subject trading day. The Company may establish a minimum acceptable price in each Advance Notice below which the Company will not be obligated to make any sales to Yorkville. “VWAP” is defined as the daily volume weighted average price of the shares of Class A Common Stock for such trading day on the Nasdaq Stock Market during regular trading hours as reported by Bloomberg L.P.

In connection with the Yorkville SEPA, and subject to the condition set forth therein, Yorkville agreed to advance to the Company in the form of convertible promissory notes (the “Convertible Notes”) an aggregate principal amount of $15.0 million. On November 14, 2023, we issued a Convertible Note to Yorkville in the principal amount of $5.0 million, resulting in proceeds to us of $4.73 million on November 16, 2023. On December 11, 2023, we issued a Convertible Note to Yorkville in the principal amount of $5.0 million, resulting in proceeds to us of $4.75 million. On April 8, 2024, we issued a third Convertible Note to Yorkville in the principal amount of $5.0 million, resulting in net proceeds to us of $4.75 million.

As required pursuant to the Amended and Restated Nomura Promissory Note, 50% of the aggregate proceeds under the Yorkville SEPA will be used to repay amounts outstanding under the Amended and Restated Nomura Promissory Note (first towards accrued and unpaid interest, if any, then towards principal) and the remaining 50% of such proceeds will be used to repay amounts due under the Convertible Notes, if any, or be paid to the Company after the Convertible Notes are fully repaid. Pursuant to the Third Virage MTA Amendment, 25% of the Company’s portion of any net proceeds from the Yorkville SEPA would be used to pay down the VRM Full Return after the Convertible Notes are fully satisfied.

Pursuant to the Convertible Notes, Yorkville has the option, subject to certain limitations, of exchanging on one or more occasions all or part of the then outstanding balance under the note for shares of our Class A Common Stock at a conversion price equal to the lower of: (i) a fixed price equaling 120% of VWAP the day prior to the date of the closing of each tranche (the “Fixed Price”) or (ii) a variable price equaling 95% of the lowest daily VWAP during the seven consecutive trading days immediately preceding the exchange (the “Variable Price”), but in no event may the variable price be lower than $1.00 per share (the “Floor Price” as lowered pursuant to the Yorkville Letter Agreement). With respect to the initial Convertible Note issued on November 15, 2023, the Fixed Price equals $8.0225 per share, with respect to the second Convertible Note issued on December 11, 2023, the Fixed Price equals $3.7136 per share, and with respect to the third Convertible Note issued on April 8, 2024, the Fixed Price equals $1.5050 per share.

Upon the occurrence and during the continuation of an event of default, the Convertible Notes shall become immediately due and payable, and the Company shall pay to Yorkville the principal and interest due thereunder. Events of default include, among others: (i) the Class A Common Stock shall cease to be quoted or listed for trading, as applicable, on any primary market for a period of ten (10) consecutive Trading Days (the Company is currently in compliance with NASDAQ listing requirements and has not been issued a reverse stock split warning since regaining compliance upon the Reverse Split) and (ii) failure to timely file with the SEC any periodic report on or before the due date of such filing as established by the SEC, including extensions under Rule 12b-25 under the Exchange Act. In no event shall Yorkville be allowed to effect a conversion if such conversion, along with all other shares of Common Stock beneficially owned by Yorkville and its affiliates would exceed 9.99% of the outstanding shares of the Common Stock of the Company. If any time on or after November 14, 2023: (i) the daily VWAP is less than the Floor Price for ten consecutive trading days (“Floor Price Trigger”), (ii) the Company has issued substantially all of the shares available under the Exchange Cap (as defined below) (“Exchange Cap Trigger”), or (iii) the Parent is in material breach of the Registration Rights Agreement, and such breach remains uncured for a period of twenty trading days, or the occurrence of an “Event” (as defined in the Registration Rights Agreement) (“Registration Event Trigger” and collectively with the Floor Price Trigger and the Exchange Cap Trigger, the “Trigger”), then the Company shall make monthly payments to Yorkville beginning on the seventh trading day after the Trigger and continuing monthly in the amount of $1,500,000 plus a 5.0% premium and accrued and unpaid interest. The Exchange Cap Trigger will not apply in the event the Company has obtained the approval from its stockholders in accordance with the rules of Nasdaq Stock Market for the issuance of shares of Class A Common Stock pursuant to the transactions contemplated in the Convertible Note and the Yorkville SEPA in excess of 19.99% of the aggregate number of shares of Class A Common Stock issued and outstanding as of the effective date of the Yorkville SEPA (the “Exchange Cap”).

Yorkville, at its discretion and providing that there is a balance remaining outstanding under the Convertible Notes, may deliver a notice under the Yorkville SEPA requiring the issuance and sale of shares of Class A Common Stock to Yorkville at the Conversion Price in consideration of an offset of the Convertible Notes (“Yorkville Advance”). Yorkville, in its sole discretion, may select the amount of any Yorkville Advance, provided that the number of shares issued does not cause Yorkville to exceed the 9.99% ownership limitation, does not exceed the Exchange Cap or the amount of shares of Class A Common Stock that are registered. As a result of a Yorkville Advance, the amounts payable under the Convertible Notes will be offset by such amount subject to each Yorkville Advance.

The Company will control the timing and amount of any sales of shares of Class A Common Stock to Yorkville, except with respect to the conversion of the Convertible Notes. Actual sales of shares of Class A Common Stock to Yorkville as an Advance under the Yorkville SEPA will depend on a variety of factors to be determined by the Company from time to time, which may include, among other things, market conditions, the trading price of the Company’s Class A Common Stock and determinations by the Company as to the appropriate sources of funding for our business and operations.

The Yorkville SEPA will automatically terminate on the earliest to occur of: (i) the first day of the month following the 36-month anniversary of the date of the Yorkville SEPA, or (ii) the date on which Yorkville shall have made payment of Advances pursuant to the Yorkville SEPA for shares of Class A Common Stock equal to $250 million. The Company has the right to terminate the Yorkville SEPA at no cost or penalty upon five (5) trading days’ prior written notice to Yorkville, provided that there are no outstanding Advance Notices for which shares of Class A Common Stock need to be issued and the Company has paid all amounts owed to Yorkville pursuant to the Convertible Notes. The Company and Yorkville may also agree to terminate the Yorkville SEPA by mutual written consent. Neither the Company nor Yorkville may assign or transfer the Company’s respective rights and obligations under the Yorkville SEPA, and no provision of the Yorkville SEPA may be modified or waived by the Company or Yorkville other than by an instrument in writing signed by both parties.

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

The net proceeds under the Yorkville SEPA to the Company will depend on the frequency and prices at which the Company sells its shares of Class A Common Stock to Yorkville. The Company expects that any proceeds received from such sales to Yorkville will be used for working capital and general corporate purposes.

On April 8, 2024, the Company and Yorkville reached an agreement (the “Yorkville Letter Agreement”) to: (1) reduce the Floor Price from $1.28 to $1.00; (2) waive the first monthly payment due to the Floor Price Trigger, thereby curing the Floor Price Trigger; and (3) extend the maturity date of the Convertible Notes to September 30, 2025. On April 12, 2024, Yorkville further agreed that, to the extent that it holds Class A Common Stock in such quantities that would prevent the Company from utilizing the SEPA solely due to the Ownership Limitation, Yorkville commits to fund an additional advance in the principal amount of $13,000,000 on the same terms and conditions as the previous advances pursuant to the Yorkville SEPA.

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

Claims Financing Obligations

On March 29, 2023, the Company acquired a controlling interest in nine legal entities, whose sole assets are CCRAs, from Hazel. This is referred to as the “Claims Purchase.” The purchase price for the Claims Purchase was funded by (i) a purchase money loan between Hazel, as a lender, and the Company, as a borrower, in the amount of $250 million (the “Purchase Money Loan”) and (ii) proceeds from the sale of certain, separate CCRAs in the Claims Sale. See Note 4, Asset Acquisitions, in the consolidated financial statements included elsewhere in this Annual Report.

On February 20, 2015, a subsidiary of the Company entered into a Claims Proceeds Investment Agreement (“CPIA”) with a third-party investor to invest directly and indirectly in Claims, disputes, and litigation and arbitration Claims. For such investment, the Company assigned to the investor a portion of the future proceeds of certain Claims, albeit the Company remained the sole owner and assignee of rights to Claims because the investor was only acquiring rights to a portion of the proceeds of the Claims. The investor return was based on its investment ($23 million between the original and amended agreements) and an internal rate of return of 30% calculated from the Closing Date.

During the year ended December 31, 2022, the Company finalized an Amendment to the CPIA and a Warrant Agreement with the third-party, pursuant to which the parties have agreed to amend the original CPIA and required payment terms. See Note 11, Claims Financing Obligations and Notes Payable, to our consolidated financial statements included elsewhere in this Annual Report for a description of the Claims financing obligations and details on the amendment.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
(in thousands)	2023	2022
Net cash used in operating activities	$(40,023)	$(80,634)
Net cash provided by (used in) investing activities	7,558	(5,684)
Net cash provided by financing activities	29,017	99,735
(Decrease) increase in cash and restricted cash	(3,448)	13,417
Cash and restricted cash at beginning of year	15,081	1,664
Cash and restricted cash at end of period	$11,633	$15,081

Cash Flows Used in Operating Activities

Net cash used in operating activities decreased by $40.6 million to $40.0 million for the year ended December 31, 2023 compared to net cash used in operating activities of $80.6 million for the year ended December 31, 2022. During the year ended December 31, 2023, net cash used in operating activities was impacted primarily by our net loss, $476.5 million of claims amortization expense, $289.1 million of paid-in-kind interest, allowance for credit losses $5.0 million, and an increase of $31.2 million of changes in working capital, partially offset by a change in fair value of warrant liability of $4.8 million, gain on sale of intangible $4.6 million and a mark-to-market gain on liability payable in stock of $4.4 million.

During the year ended December 31, 2022, net cash used in operating activities was impacted primarily by our net loss, an increase in Prepaid and other assets of $27.6 million and decrease in affiliate payable of $25.4 million. This was partially offset by a $2.2 million increase in accounts payable and accrued liabilities. Net cash used in operating activities was further impacted by non-cash charges including a $63.4 gain on debt extinguishment partially offset by Claims amortization expense of $266.9 million, paid-in-kind interest of $145.3 million, share-based compensation of $20.1 million and change in fair value of derivatives of $9.6 million and change in fair value of warrant liabilities of $2.9 million.

Cash Flows Provided by (Used in) Investing Activities

Net cash provided by investing activities increased by $13.2 million to $7.6 million for the year ended December 31, 2023 compared to cash used in investing activities $5.7 million for the year ended December 31, 2022. During the year ended December 31, 2023, our cash provided by investing activities was primarily $10.0 million proceeds from the sale of CCRAs, which are included in Intangible assets, offset by cash used in investing activities related to the acquisition of additional CCRAs amounting to $0.7 million and $1.7 million of additions to property, plant, and equipment.

During the year ended December 31, 2022, our cash used in investing activities was primarily due to acquisition of additional CCRAs included in Intangible assets, net, of which $2.7 million was paid for in cash and $3.0 million of additions to property, plant and equipment.

Cash Flows Provided by Financing Activities

Net cash provided by in financing activities decreased by $70.7 million to $29.0 million for the year ended December 31, 2023 compared to $99.7 million net cash provided by financing activities for the year ended December 31, 2022. During the year ended December 31, 2023, our net cash used in financing activities was primarily due to borrowings from the New Money Loan of $39.0 million and proceeds from the related party loan of $4.95 million, which are offset by $11.4 million restricted cash payment related to the FEF shares to CF, $2.6 million repayments of the claims financing obligation, $0.7 million of debt issuance costs and $0.3 million payment of deferred financing costs.

During the year ended December 31, 2022, our net cash used in financing activities was primarily due to proceeds from the related party loan of $125.8 million, proceeds from the Business Combination of $12.0 million, $9.2 million from the issuance of common stock and $2.4 million from the issuance of temporary stock. These were partially offset by $49.6 million of transaction costs incurred in connection with the Business Combination.

Off-Balance Sheet Commitments and Arrangements

As of the balance sheet dates of December 31, 2023 and December 31, 2022, we have not engaged in any off-balance sheet arrangements, as defined in the rules and regulations of the SEC and US GAAP.

Contractual Obligations, Commitments and Contingencies

Based on Claims financing obligations and notes payable agreements, as of December 31, 2023 and 2022, the present value of amounts owed under these obligations were $556.3 million and $201.3 million, respectively, including unpaid interest to date of $0.8 million and $2.8 million, respectively. The weighted average interest rate is 14.7% based on the current book value of $556.3 million with rates that range from 0.0% to 20.00%. The Company is expected to repay these obligations from cash flows from Claim recovery income.

As of December 31, 2023, the minimum required payments on these agreements are $702.4 million. Certain of these agreements have priority of payment regarding any proceeds until full payment of the balance due is satisfied. The maturity of the commitments range from the date sufficient claims recoveries are received to cover the required return or in some cases by 2031.

As of December 31, 2023, the Company has $941.3 million of guaranty obligations. On April 12, 2023, we entered into the Virage MTA Amendment pursuant to which the payment date was extended from May 23, 2023 until September 30, 2024, subject to acceleration upon certain triggering events. On November 13, 2023, the maturity date was extended to December 31, 2024. Under the Virage MTA Amendment, Virage will receive a first priority lien on all sources of revenue of the company not otherwise encumbered as of the date of the Virage MTA Amendment, to the extent in excess of the amount of revenues necessary to establish and maintain an operating reserve of $70 million for overhead expenses and applicable taxes. On July 24, 2023, the operating reserve was adjusted to $47.5 million and pursuant to the Second Virage MTA Amendment, the operating reserve was changed from $47.5 million to the budget of the Company (plus applicable taxes) plus 10%. On April 1, 2024, the Company entered into the Third Virage MTA Amendment which: (i) extended the VRM Full Return payment due date to September 30, 2025, subject to acceleration upon certain triggering events; (ii) the Company agreed that, after the Convertible Notes are fully satisfied, 25% of the Company’s portion of any net proceeds from the Yorkville SEPA would be used to pay down the VRM Full Return; and (iii) commence the sale of certain reserved shares of Messrs. John H. Ruiz and Frank C. Quesada, and the delivery of the resulting net cash proceeds thereof to VRM.

Critical Accounting Estimates

Our consolidated financial statements and the related notes thereto included elsewhere in this Annual Report are prepared in accordance with GAAP. The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts and related disclosures in our financial statements and accompanying notes. We base our estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions due to the inherent uncertainty involved in making those estimates and any such differences may be material.

We believe that the following accounting policies involve a high degree of judgment and complexity. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of our operations. See Note 2, Basis of Presentation and Summary of Significant Accounting Policies, to our consolidated financial statements appearing elsewhere in this Annual Report for a description of our other significant accounting policies.

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

During the Company’s annual review of its CCRAs, the Company identified potential impairment indicators, such as recurring operating losses, which it considered in its evaluation of its definite-lived intangible assets. As a result, the Company performed a recoverability analysis on the definite-lived CCRA intangible assets. The recoverability analysis primarily included unobservable inputs, including internally developed assumptions about the estimated market share of insurance carriers that may not have paid claims due to Assignors, undiscounted cash flows of potential estimated recoveries from those carries, the corresponding direct costs associated with those estimated recoveries, and the Company’s ability to successfully litigate or negotiate settlements. In addition, the Company also took into consideration transactions of the sale of CCRAs to unrelated third parties. Based on these analyses, the Company concluded that the undiscounted net recoveries were in excess of CCRAs’ carrying amounts as of December 31, 2023. As such, no impairment was recognized. There are inherent risks in our business which could impact the recoverability analysis. For example, litigation outcomes are inherently risky, and unfavorable court rulings, delays, damages calculations, or other limitations can adversely affect our recovery efforts. In addition, the market share of the carriers that we pursue may change, which could impact the overall potential recoveries that we could generate in the future. As a result, factors may change in the future that could negatively impact our recoverability of the CCRAs, and may result in a material impairment charge.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the shareholders and the Board of Directors of MSP Recovery, Inc. and Subsidiaries:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of MSP Recovery, Inc. and Subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of matter

As discussed in Note 7 to the financial statements, the Company identified potential impairment indicators with respect to its claims cost recovery agreement (“CCRA”) definite-lived intangible assets during 2023. The Company performed an undiscounted cash flow analysis and determined the carrying value was recoverable.

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

/s/ Deloitte & Touche LLP

Miami, Florida

April 12, 2024

We have served as the Company’s auditor since 2021.

MSP RECOVERY, INC. and Subsidiaries

Consolidated Balance Sheets

	December 31,
(In thousands except per share amounts)	2023	2022
ASSETS
Current assets:
Cash	$11,633	$3,661
Restricted cash	—	11,420
Accounts receivable	217	6,195
Affiliate receivable (1)	1,188	2,425
Prepaid expenses and other current assets (1)	8,908	27,656
Total current assets	21,946	51,357
Property and equipment, net	4,911	3,432
Intangible assets, net (2)	3,132,796	3,363,156
Right-of-use assets	342	—
Total assets	$3,159,995	$3,417,945

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$6,244	$8,422
Affiliate payable (1)	19,822	19,822
Commission payable	821	545
Derivative liability	37	9,613
Warrant liability	268	5,311
Other current liabilities (1)	19,314	72,002
Total current liabilities	46,506	115,715
Guaranty obligation (1)	941,301	787,945
Claims financing obligation and notes payable (1)	548,276	198,489
Lease liabilities	235	—
Loan from related parties (1)	130,709	125,759
Interest payable (1)	73,839	2,765
Total liabilities	$1,740,866	$1,230,673

Commitments and contingencies (Note 13)

Class A common stock subject to possible redemption, 45,183 shares at redemption value as of December 31, 2022 (None as of December 31, 2023).	—	1,807

Stockholders’ Equity (Deficit):
Class A common stock, $0.0001 par value; 5,500,000,000 shares authorized; 14,659,794 and 2,984,212 issued and outstanding as of December 31, 2023 and 2022, respectively	$1	$—
Class V common stock, $0.0001 par value; 3,250,000,000 shares authorized; 124,132,398 and 125,919,180 issued and outstanding as of December 31, 2023 and 2022, respectively	12	13
Additional paid-in capital	357,928	137,069
Accumulated deficit	(85,551)	(29,203)
Total Stockholders’ Equity	$272,390	$107,879
Non-controlling interest	1,146,739	2,077,586
Total equity	$1,419,129	$2,185,465
Total liabilities and equity	$3,159,995	$3,417,945
1.
As of December 31, 2023 and 2022, the total affiliate receivable, affiliate payable, other current liabilities, guaranty obligation and loan from related parties balances are with related parties. In addition, the prepaid expenses and other current assets, claims financing obligation and notes payable, and interest payable includes balances with related parties. See Note 15, Related Party Transactions, for further details.
2.
As of December 31, 2023 and 2022, intangible assets, net included $2.2 billion and $2.3 billion related to a consolidated VIE. See Note 10, Variable Interest Entities, for further details.

The accompanying notes are an integral part of these consolidated financial statements.

MSP RECOVERY, INC. and Subsidiaries

Consolidated Statements of Operations

	Year ended December 31,
(In thousands except per share amounts)	2023	2022	2021
Claims recovery income	$7,207	$4,878	$126
Claims recovery service income (1)	498	18,542	14,500
Total Claims Recovery	$7,705	$23,420	$14,626
Operating expenses
Cost of claim recoveries (2)	2,145	2,054	26
Claims amortization expense	476,492	266,929	164
General and administrative (3)	26,508	23,959	12,633
Professional fees	22,766	18,497	8,502
Professional fees - legal (4)	34,401	43,035	128
Allowance for credit losses	5,000	—	—
Depreciation and amortization	263	424	343
Total operating expenses	567,575	354,898	21,796
Operating Loss	$(559,870)	$(331,478)	$(7,170)
Interest expense (5)	(289,169)	(121,011)	(27,046)
Other income (expense), net	9,290	63,067	1,139
Change in fair value of warrant and derivative liabilities	4,604	(12,483)	—
Net loss before provision for income taxes	$(835,145)	$(401,905)	$(33,077)
Provision for income tax expense	—	—	—
Net loss	$(835,145)	$(401,905)	$(33,077)
Less: Net (income) loss attributable to non-controlling interests	778,797	394,488	(16)
Net loss attributable to MSP Recovery, Inc.	$(56,348)	$(7,417)	$(33,093)

Basic and diluted weighted average shares outstanding, Class A Common Stock (6)	8,914,761	2,473,005	N/A
Basic and diluted net income per share, Class A Common Stock (6)	$(6.32)	$(3.00)	N/A
1.
For the years ended December 31, 2022 and 2021, Claims recovery service income included $10.6 million, and $11.5 million, respectively, of Claims recovery service income from VRM MSP. There was no claims recovery service income from VRM MSP for the year ended December 31, 2023. See Note 15, Related Party Transactions, for further details.
2.
For the years ended December 31, 2023 and 2022, cost of Claim recoveries included $0.3 million and $0.4 million of related party expenses. This relates to contingent legal expenses earned from Claims recovery income pursuant to legal service agreements with the La Ley con John H. Ruiz P.A., d/b/a MSP Recovery Law Firm (the “Law Firm”). See Note 15, Related Party Transactions, for further details. For the year ended December 31, 2021, the expenses related to contingent legal expenses were de minimis.
3.
For the years ended December 31, 2023 and 2022, general and administrative expenses included $0.2 million and $0.4 million of related party expenses, respectively. For the year ended December 31, 2021, the amount was de minimis. See Note 15, Related Party Transactions, for further details.
4.
For the year ended December 31, 2023 and 2022, Professional Fees - Legal included $19.2 million and $29.7 million of related party expenses related to the Law Firm. For the year ended December 31, 2021, the amount of related party expenses related to the Law Firm was de minimis. See Note 15, Related Party Transactions, for further details.
5.
For the year ended December 31, 2023 and 2022, Interest expense included $226.5 million and $84.7 million, respectively, of interest expense to related parties. For the year ended December 31, 2021 the interest expense to related parties was de minimis.
6.
Earnings per share information has not been presented for any period prior to the Business Combination (as defined in Note 1, Description of Business), as it resulted in values that would not be meaningful to the users of these consolidated financial statements. See Note 17, Net Loss Per Common Share, for further information.

The accompanying notes are an integral part of these consolidated financial statements.

MSP RECOVERY, INC. and Subsidiaries

Consolidated Statements of Changes in Equity

Years Ended December 31, 2023 and December 31, 2022

	Class A Common Stock		Class V Stock
(In thousands except shares)	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Members' Deficit	Accumulated Deficit	Non-Controlling Interests	Total Equity
Balance at December 31, 2021	—	$—	—	$—	$—	$(155,756)	$—	$4,348	$(151,408)
Contributions prior to recapitalization transaction	—	—	—	—	—	15	—	—	15
Distributions prior to recapitalization transaction	—	—	—	—	—	(147)	—	—	(147)
Net loss prior to recapitalization transaction	—	—	—	—	—	(28,640)	—	—	(28,640)
Cumulative effect of recapitalization transaction	303,307	—	126,178,932	13	41,579	184,528	—	2,490,751	2,716,871
Opening net assets of Lionheart II Holdings, LLC acquired	—	—	—	—	—	—	(21,786)	—	(21,786)
Adjustment for value of derivative on temporary equity	—	—	—	—	9,613	—	—	—	9,613
Conversion of Warrants	340,222	—	—	—	16,703	—	—	(6,611)	10,092
Class A Issuances	2,340,683	—	(259,752)	—	69,174	—	—	(45,054)	24,120
Net loss	—	—	—	—	—	—	(7,417)	(365,848)	(373,265)
Balance at December 31, 2022	2,984,212	$—	125,919,180	$13	$137,069	$—	$(29,203)	$2,077,586	$2,185,465
Conversion of Warrants	14,761	—	—	—	458	—	—	(200)	258
Class A Issuances	11,660,821	1	(1,786,782)	(1)	220,401	—	—	(151,850)	68,551
Net loss	—	—	—	—	—	—	(56,348)	(778,797)	(835,145)
Balance at December 31, 2023	14,659,794	$1	124,132,398	$12	$357,928	$—	$(85,551)	$1,146,739	$1,419,129

Year Ended December 31, 2021

(In thousands)	Members' Deficit	Non- Controlling Interests	Total Equity
Balance at December 31, 2020	$(120,179)	$4,332	$(115,847)
Contributions	227	—	227
Distributions	(2,711)	—	(2,711)
Net loss	(33,093)	16	(33,077)
Balance at December 31, 2021	$(155,756)	$4,348	$(151,408)

The accompanying notes are an integral part of these consolidated financial statements.

MSP RECOVERY, INC. and Subsidiaries

Consolidated Statements of Cash Flows

	Year ended December 31,
(In thousands)	2023	2022	2021
Cash flows from operating activities:
Net loss (1)	$(835,145)	$(401,905)	$(33,077)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	263	424	343
Claims amortization expense	476,492	266,929	164
Paid-in-kind interest (1)	289,132	145,321	27,023
Allowance for credit losses	5,000	—	—
Change in fair value of warrant liability	(4,785)	2,870	—
Gain on sale of intangibles	(4,599)	—	—
Gain on debt extinguishment	—	(63,367)
Mark-to-market gain on liability payable in stock	(4,431)	—	—
Professional fees settled in shares	2,745	—	—
Change in fair value of derivatives	181	9,613	—
Non-cash lease expense	2	—	—
Share based compensation	830	20,055	—
Deferred income taxes	—	(531)	—
PPP loan forgiveness	—	—	(1,043)
Realized gain on equity securities	—	—	(201)
Change in operating assets and liabilities:
Accounts receivable	542	(6,195)	—
Prepaid expenses and other assets	18,999	(27,604)	1
Affiliate receivable (1)	1,238	1,645	801
Affiliate payable (1)	—	(25,430)	6,225
Accounts payable, commission payable and accrued liabilities	13,513	(2,210)	2,013
Deferred service fee income	—	(249)	—
Net cash (used in) provided by operating activities	(40,023)	(80,634)	2,249
Cash flows from investing activities:
Purchases of property and equipment	(1,742)	(2,984)	(481)
Purchases of intangible assets	(700)	(2,700)	(150)
Proceeds from sale of intangible assets	10,000	—	—
Proceeds from sale of equity securities	—	—	4,450
Purchases of equity securities	—	—	(4,056)
Purchase of securities to cover short position	—	—	(1,770)
Net cash provided by (used in) investing activities	7,558	(5,684)	(2,007)
Cash flows from financing activities:
Proceeds from debt financing	39,000	—	—
Deferred financing costs	(250)	—	—
Debt issuance costs	(708)	—	—
Proceeds from related party loan (1)	4,950	125,759	—
Release of temporary equity	(11,420)	—	—
Repayment of the Claims financing obligation	(2,555)	—	—
Proceeds from Business Combination	—	12,009	—
Transaction costs incurred for the Business Combination	—	(49,638)	(7,973)
Issuance of common stock	—	9,188	—
Issuance of temporary equity	—	2,417	—
Contribution from members	—	—	227
Distributions to members	—	—	(2,711)
Net cash provided by (used in) financing activities	29,017	99,735	(10,457)
(Decrease) increase in cash and restricted cash	(3,448)	13,417	(10,215)
Cash and restricted cash at beginning of year	15,081	1,664	11,879
Cash and restricted cash at end of period	$11,633	$15,081	$1,664
1.
Balances include related party transactions. See Note 15, Related Party Transactions, for further details.

The accompanying notes are an integral part of these consolidated financial statements.

MSP RECOVERY, INC. and Subsidiaries

Consolidated Statements of Cash Flows (continued)

Supplemental disclosure of non-cash investing and financing activities:
Sale of intangible assets	$30,897	$—	$—
Purchase of intangible asset financed by note payable	$250,000	$—	$83,805
Release of temporary equity	$1,807	$—	$—
Original issue discount	$20,167	$—	$—
Purchase of intangible asset through issuance of Class A common stock	$833	$10,963	$—
Purchase of intangible asset in accrued expenses	$—	$51,167	$—
Payment of professional fees through issuance of Class A common stock	$4,745	$1,618	$—
Transaction costs incurred included in accounts payable	$—	$29,681	$—
Non-cash lease liabilities arising from obtaining right-of-use assets	$376	$—	$—
Payment of Cano Health payment in shares	$61,690	$—	$—
Warrant conversions on a cashless basis	$258	$—	$—

Cash paid during the period for:
Interest	$37	$—	$23

The accompanying notes are an integral part of these consolidated financial statements.

Note 1. DESCRIPTION OF THE BUSINESS

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

MSP Recovery is assigned recovery rights to Claims by secondary payers via CCRAs. Prior to executing a CCRA, MSP Recovery utilizes its proprietary internal data analytics platform to review the set of Claims of a prospective Assignor to identify Claims with probable recovery paths. MSP Recovery’s assets are these irrevocable broad assignments of health Claims recovery rights that are supported by federal and state laws and regulations. MSP Recovery’s offices are located in the U.S. and Puerto Rico.

2023 Reverse Stock Split

Effective at 11:59 PM EDT on October 12, 2023, the Company amended its Second Amended and Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware to effect a 1-for-25 reverse stock split of the Company’s common stock (the “Reverse Split”). The Company’s Class A Common Stock began trading post split on October 13, 2023 under the same symbol, LIFW. As a result of the Reverse Split, every 25 shares of the Company’s old common stock were converted into one share of the Company’s new common stock. Fractional shares resulting from the Reverse Split were rounded up to the nearest whole number. The Reverse Split automatically and proportionately adjusted, based on the 1-for-25 split ratio, all issued and outstanding shares of the Company’s common stock, as well as the terms of warrants and other derivative securities outstanding at the time of the effectiveness of the Reverse Split. Proportionate adjustments were made to the per share exercise price and the number of shares issuable upon the exercise of all outstanding stock options and warrants to purchase shares of common stock. Share and per share data (except par value) for the periods presented reflect the effects of the Reverse Split. References to numbers of shares of common stock and per share data in the accompanying financial statements and notes thereto for periods ended prior to October 13, 2023 have been adjusted to reflect the Reverse Split on a retroactive basis. Unless otherwise noted, the share and per share information in this Annual Report have been adjusted to give effect to the one-for-twenty-five (1-for-25) Reverse Split.

Compliance with Nasdaq Listing Requirements

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

LifeWallet

On January 10, 2022, the Company announced the launch of LifeWallet, LLC (“LifeWallet”). As of December 31, 2023, the Company’s investment related to LifeWallet included in the consolidated statement of operations was limited to activity and expenses incurred during the years ended December 31, 2023 and 2022 which amounted to $4.4 million and $3.9 million, respectively.

Yorkville Purchase Agreement and Yorkville Standby Equity Purchase Agreement

On January 6, 2023, the Company entered into a Company Common Stock Purchase Agreement (the “Yorkville Purchase Agreement”) with YA II PN, Ltd., a Cayman Island exempted company (“Yorkville”), which replaced the CF Agreement discussed below in “Committed Equity Facility” within Note 11, Claims Financing Obligations and Notes Payable. Pursuant to the Yorkville Purchase Agreement, the Company has the right to sell to Yorkville from time to time at its option up to $1 billion in shares of the Company’s Class A Common Stock, subject to the terms, conditions and limitations set forth in the Yorkville Purchase Agreement.

On November 14, 2023, the Company entered into the Standby Equity Purchase Agreement (“Yorkville SEPA”) with Yorkville, which replaced the Yorkville Purchase Agreement described above. Pursuant to the Yorkville SEPA, the Company has the right to sell to Yorkville up to $250 million of its shares of common stock, subject to certain limitations and conditions set forth in the Yorkville SEPA, from time to time during the term of the Yorkville SEPA. Sales of the shares of common stock to Yorkville under the Yorkville SEPA, and the timing of any such sales, are at the Company’s option, and the Company is under no obligation to sell any shares of common stock to Yorkville under the Yorkville SEPA except in connection with notices that may be submitted by Yorkville, in certain circumstances as described below.

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

In connection with the Yorkville SEPA, and subject to the condition set forth therein, Yorkville agreed to advance to the Company in the form of convertible promissory notes (the “Convertible Notes”) an aggregate principal amount of $15.0 million. On November 14, 2023, we issued a Convertible Note to Yorkville in the principal amount of $5.0 million, resulting in net proceeds to us of $4.73 million. On December 11, 2023, we issued a Convertible Note to Yorkville in the principal amount of $5.0 million, resulting in net proceeds to us of $4.75 million. On April 8, 2024, we issued a third Convertible Note to Yorkville in the principal amount of $5.0 million, resulting in net proceeds to us of $4.75 million.

On April 8, 2024, the Company and Yorkville agreed to an amendment to the Yorkville SEPA and Convertible Notes in which: (1) the Floor Price Trigger was reduced from $1.28 to $1.00; (2) the Floor Price Trigger for the 10-day period ending February 5, 2024 has been cured and the monthly payment of $1.5 million that would have been due, was waived; and (3) the maturity date of the Convertible Notes was extended to September 30, 2025. In addition, the third Convertible Note for $5.0 million was issued on April 8, 2024. On April 12, 2024, Yorkville further agreed that, to the extent that it holds Class A Common Stock in such quantities that would prevent the Company from utilizing the SEPA solely due to the Ownership Limitation, Yorkville commits to fund an additional advance in the principal amount of $13,000,000 on the same terms and conditions as the previous advances pursuant to the Yorkville SEPA.

As required pursuant to the Amended and Restated Nomura Promissory Note, 50% of the aggregate proceeds under the Yorkville SEPA will be used to pay amounts outstanding under the Amended and Restated Nomura Promissory Note (first towards accrued and unpaid interest, if any, then towards principal) and the remaining 50% of such proceeds will be used to pay amounts due under the

Convertible Notes, if any, or be paid to the Company after the Convertible Notes are fully repaid. Pursuant to the Third Virage MTA Amendment, 25% of the Company’s portion of any net proceeds from the Yorkville SEPA would be used to pay down the VRM Full Return after the Convertible Notes are fully satisfied.

Interest shall accrue on the outstanding balance of any Convertible Notes at an annual rate equal to 5.0%, subject to an increase to 18% upon an event of default as described in the Convertible Notes, and is payable upon maturity or upon the occurrence of a Trigger Event. The maturity date of each Convertible Note will be September 30, 2025, and may be extended at the option of Yorkville. Yorkville may convert the Convertible Notes into shares of the Company’s common stock at a conversion price equal to the lower of 120% of VWAP the day prior to the date of the closing of each tranche (the “Fixed Price”) or 95% of the lowest daily VWAP during the seven consecutive trading days immediately preceding the conversion (the “Conversion Price”), which in no event may the Conversion Price be lower than 20% of the closing price the trading day immediately prior to the signing of the definitive documents. In addition, upon the occurrence and during the continuation of an event of default, the Convertible Notes shall become immediately due and payable and the Company shall pay to Yorkville the principal and interest due thereunder. Events of default include, among others: (i) the Class A Common Stock shall cease to be quoted or listed for trading, as applicable, on any primary market for a period of ten (10) consecutive Trading Days (the Company is currently in compliance with NASDAQ listing requirements and has not been issued a reverse stock split warning since regaining compliance upon the Reverse Split) and (ii) failure to timely file with the SEC any periodic report on or before the due date of such filing as established by the SEC, including extensions under Rule 12b-25 under the Exchange Act. In no event shall Yorkville be allowed to effect a conversion if such conversion, along with all other shares of common stock beneficially owned by Yorkville and its affiliates would exceed 9.99% of the outstanding shares of the common stock of the Company. If any time on or after November 14, 2023 (i) the daily VWAP is less than $1.00 (the “Floor Price”) for ten consecutive trading days (“Floor Price Trigger”), (ii) the Company has issued substantially all of the shares available under the Exchange Cap (as defined below) (“Exchange Cap Trigger”) or (iii) the Parent is in material breach of the Registration Rights Agreement, dated as of the date hereof, by and between Yorkville and the Company (the “Registration Rights Agreement”) and such breach remains uncured for a period of twenty trading days, or the occurrence of an “Event” (as defined in the Registration Rights Agreement) (“Registration Event Trigger” and collectively with the Floor Price Trigger and the Exchange Cap Trigger, the “Trigger”), then the Company shall make monthly payments to Yorkville beginning on the seventh trading day after the Trigger and continuing monthly in the amount of $1,500,000 plus an 5.0% premium and accrued and unpaid interest. The Exchange Cap Trigger will not apply in the event the Company has obtained the approval from its stockholders in accordance with the rules of Nasdaq Stock Market for the issuance of shares of common stock pursuant to the transactions contemplated in the Convertible Note and the Yorkville SEPA in excess of 19.99% of the aggregate number of shares of common stock issued and outstanding as of the effective date of the Yorkville SEPA (the “Exchange Cap”).

Yorkville, at its discretion and providing that there is a balance remaining outstanding under the Convertible Notes, may deliver a notice under the Yorkville SEPA requiring the issuance and sale of shares of common stock to Yorkville at the Conversion Price in consideration of an offset of the Convertible Notes (“Yorkville Advance”). Yorkville, in its sole discretion, may select the amount of any Yorkville Advance, provided that the number of shares issued does not cause Yorkville to exceed the 9.99% ownership limitation, does not exceed the Exchange Cap or the amount of shares of common stock that are registered. As a result of a Yorkville Advance, the amounts payable under the Convertible Notes will be offset by such amount subject to each Yorkville Advance.

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

The Yorkville SEPA will automatically terminate on the earliest to occur of (i) the first day of the month following the 36-month anniversary of the date of the Yorkville SEPA or (ii) the date on which Yorkville shall have made payment of Advances pursuant to the Yorkville SEPA for shares of common stock equal to $250 million. The Company has the right to terminate the Yorkville SEPA at no cost or penalty upon five (5) trading days’ prior written notice to Yorkville, provided that there are no outstanding Advance Notices for which shares of common stock need to be issued and the Company has paid all amounts owed to Yorkville pursuant to the Convertible Notes. The Company and Yorkville may also agree to terminate the Yorkville SEPA by mutual written consent. Neither the Company nor Yorkville may assign or transfer the Company’s respective rights and obligations under the Yorkville SEPA, and no provision of the Yorkville SEPA may be modified or waived by the Company or Yorkville other than by an instrument in writing signed by both parties.

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

Certain features of the Yorkville SEPA have been identified and classified as an embedded derivatives, which are classified as a liability in accordance with ASC 815 and valued in accordance with ASC 470, Debt. These features classified as embedded derivatives include payment and redemption premiums, increase in interest rate in the event of default and accelerated payments as a result of Trigger events. Per ASC 815, in circumstances where the embedded conversion option in a convertible instrument is required to be bifurcated and there are also other embedded derivative instruments in the convertible instrument that are required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, combined derivative instrument. The fair value of the combined embedded derivative was $37.0 thousand as of December 31, 2023, and the impact in the Statement of Operations for the year-ended December 31, 2023 was $23.0 thousand.

Cano Health

On July 7, 2023, the Company issued 7,960,001 unregistered shares of Class A Common Stock (after giving effect to the Reverse Split) to Cano Health, LLC (“Cano”) as payment for $61.7 million in deferred compensation related to the following agreements, which the Company had the option to pay in cash or in stock and has elected to pay in stock, of which (i) 3,225,807 shares of Common Stock were issued as a deferred consideration for the assignment of certain claims pursuant to that certain Purchase Agreement, effective as of September 30, 2022, as amended to date, by and between MSP Recovery and Cano, and (ii) 4,734,194 shares of Common Stock were issued as deferred consideration for the assignment of certain claims pursuant to that certain Amended and Restated Claims Recovery and Assignment Agreement effective as of December 31, 2021, as amended to date, by and between MSP Recovery and Cano. See summary in “Cano Health” in Note 13, Commitments and Contingencies.

Warrant Agreement with Brickell Key Investments, LP

On October 12, 2022, MSP Recovery, Inc., a Delaware corporation (the “Company”), finalized an Amendment to the Claim Proceeds Investment Agreement (the “Amendment”) and a Warrant Agreement (the “Warrant Agreement”) with Brickell Key Investments LP (the “Holder”), pursuant to which the parties have agreed to amend the original Claims Proceeds Investment Agreement (“CPIA”) and required payment terms. The Amendment and Warrant Agreement were agreed effective September 30, 2022.

Pursuant to the agreements, the Company grants to the Holder the right to purchase Class A common shares in the Company (the “Class A Shares”) in accordance with the terms and conditions of the Agreement. The maximum amount of Class A shares that the holder may purchase from the Company is 2,666,667 (the “Amount”) for a purchase price equal to $6,666.67 ($0.0025 per Class A Share) (the “Exercise Price”) and is payable in cash. This Warrant (the “Warrant”) will expire at 5:00 p.m. (Eastern Time), on September 30, 2027 and may be exercised in whole or in part by Holder at any time prior to such date. The Holder can only sell a maximum of 15% per month of the Class A Shares obtained through the Warrant.

In exchange for the Company issuing the Warrant, the amounts owed to the Holder pursuant to CPIA was reduced from approximately $143 million to equal $80 million (the “Reduced Obligation”), and no further interest will accrue. The Holder has the right to receive the $80 million owed through (1) proceeds as outlined in the CPIA, (2) cash paid by the Company or (3) monetization of the Warrant (through the sale of the Warrant or sale of the underlying Class A Shares). If the Holder monetizes the Warrant, the amount owed will be reduced at a measure of $30.00 per Class A Share (five-day volume weighted average price as of September 30, 2022).

Investment Capacity Agreement

On September 27, 2021, the Company entered into an Investment Capacity Agreement (the “ICA”) providing for potential future transactions regarding select healthcare Claims recovery interests with its investment partner, Virage, which transactions may include the sale of Claims by MSP. The ICA provides that the maximum value of such Claims will be $3 billion.

When the Company takes an assignment, the Company takes an assignment of the entire recovery but often has a contractual obligation to pay the Assignor 50% of any recoveries. This 50% interest typically is retained by the Assignor (the “Retained Interest”), although in some cases, the Company has acquired all of the recoveries, and the applicable Assignor has not kept any Retained Interest. The Retained Interest is not an asset of the Company, but an obligation to pay these Assignors, with the Company keeping the other 50% interest of any recoveries. Virage’s funding in connection with future transactions generally will be used to purchase Retained Interests from existing Assignors or new MSP Assignors, although its funds can also be used to buy 50% of the recoveries from the Company, in the event the applicable Assignor did not retain any Retained Interest. In connection with transactions consummated under the ICA, the Company may receive certain fees, including a finder’s fee for identifying the recoveries and a servicing fee for servicing the Claims.

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

Prudent Assignment and Sale of Proceeds Agreement

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

Pursuant to the Agreements, at the Company’s sole and absolute discretion, the Company has the right to direct Prudent to acquire, on a non-recourse basis, a percentage of the Company’s Net Recovery Proceeds, up to an aggregate of $250 million, at a purchase price of 90% of the Net Recovery Proceeds of such Claim.

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

Going Concern

As an early-stage growth company, the Company has incurred substantial net losses since inception. As of December 31, 2023, the Company had unrestricted cash and cash equivalents totaling $11.6 million. The Company has incurred recurring losses and negative cash flows since inception and has an accumulated deficit of $85.6 million as of December 31, 2023. For the year ended December 31, 2023, the Company used approximately $40.0 million of cash in operations. The Company’s liquidity will depend on the ability to generate substantial Claims recovery income and Claims recovery services income in the near future, the timing and amount of which is uncertain, as well as its ability to secure funding from capital sources. The Company’s principal liquidity needs have been working capital, debt service, and Claims financing obligations.

The Company anticipates sources of liquidity to include the Working Capital Credit Facility and the Yorkville SEPA as disclosed in Note 11, Claims Financing Obligations and Notes Payable, and has taken several actions to address liquidity concerns, including:

1.
On March 29, 2023, Subrogation Holdings and its parent MSP Recovery entered into the Working Capital Credit Facility consisting of commitments to fund up to $48 million in proceeds. Certain terms were amended to the Working Capital Credit Facility, which were memorialized in the Second Amended and Restated First Lien Credit Agreement dated November 10, 2023. See summary in “Hazel Transactions” in Note 11, Claims Financing Obligations and Notes Payable, within the notes to the consolidated financial statements as of and for the year ended December 31, 2023 appearing elsewhere in this Annual Report.
2.
On November 13, 2023, the Company entered into the MTA Amendment No. 2 and Amendment to the Amended and Restated Security Agreement (“Second Virage MTA Amendment”), which extended the due date for the payment obligations to Virage to December 31, 2024. See summary in Note 4, Asset Acquisitions, within the notes to the consolidated financial statements as of and for the year ended December 31, 2023 appearing elsewhere in this Annual Report. On April 1, 2024, the Company entered into the MTA Amendment No. 3 and Amendment No. 2 to the Amended and Restated Security Agreement (“Third Virage MTA Amendment”), which: (i) extended the VRM Full Return payment due date to September 30, 2025, subject to acceleration upon certain triggering events; (ii) the Company agreed that, after the Convertible Notes are fully satisfied, 25% of the Company’s portion of any net proceeds from the Yorkville SEPA would be used to pay down the VRM Full Return; and (iii) commence the sale of certain reserved shares of Messrs. John H. Ruiz and Frank C. Quesada, and the delivery of the resulting net cash proceeds thereof to VRM.
3.
On November 13, 2023, the Company entered into the Amended and Restated Nomura Promissory Note, which extended the due date to December 31, 2024. See summary in Note 11, Claims Financing Obligations and Notes Payable, within the notes to the consolidated financial statements as of and for the year ended December 31, 2023 appearing elsewhere in this Annual Report. On March 26, 2024, the maturity date of the Amended and Restated Nomura Promissory Note was extended to September 30, 2025.
4.
On November 14, 2023, the Company entered into the Yorkville SEPA, which included the issuance of Convertible Notes to Yorkville having aggregate principal amounts of up to $15.0 million in connection with the purchase of Class A Common Stock. See summary in “Committed Equity Facility” within Note 1, Description of the Business, and Note 11, Claims Financing Obligations and Notes Payable, within the notes to the consolidated financial statements as of and for the year ended December 31, 2023 appearing elsewhere in this Annual Report. On April 8, 2024, the maturity date of the Convertible Notes was extended to September 30, 2025. On April 12, 2024, Yorkville further agreed that, to the extent that it holds Class A Common Stock in such quantities that would prevent the Company from utilizing the SEPA solely due to the Ownership Limitation, Yorkville commits to fund an additional advance in the principal amount of $13,000,000 on the same terms and conditions as the previous advances pursuant to the Yorkville SEPA. Refer to Note 1, Description of the Business, for additional information.

The Company has concluded that such actions alleviate the substantial doubt about the Company’s ability to continue as a going concern beyond one year from the date these financial statements are issued.

Note 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

Basis of presentation

These statements have been prepared pursuant to the rules and regulations of the SEC and in accordance with GAAP. In the opinion of management, the consolidated financial statements reflect all adjustments, which consist only of normal recurring adjustments, necessary to state fairly the results of operations, financial condition and cash flows for the periods presented herein. Prior to the Business Combination, the consolidated financial statements reflect Legacy MSP. All intercompany transactions and balances are eliminated from the consolidated financial statements.

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

Estimates and Assumptions

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting periods. Actual results could differ from the Company’s estimates. Estimates are periodically reviewed considering changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Significant estimates and assumptions reflected in these consolidated financial statements include but are not limited to Claims recovery income and Claims recovery service income recognition, recoverability of long-lived assets and cost of Claims recoveries.

Segments

Operating segments are defined as components of an entity for which separate financial information is available and regularly reviewed by the chief operating decision maker (“CODM”). The Company manages its operations as a single segment for the purposes of assessing performance and making decisions. The Company’s CODM is its Chief Executive Officer. The Company has determined that it operates in one operating segment and one reportable segment, as the CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. In addition, all of the Company’s revenues and long-lived assets are attributable primarily to operations in the United States and Puerto Rico for all periods presented.

Concentration of credit risk and Off-Balance Sheet Risk

Cash and affiliate receivable are financial instruments that are potentially subject to concentrations of credit risk. See Note 15, Related Party Transactions, for disclosure of affiliate receivables. The Company’s cash and restricted cash are deposited in accounts at large financial institutions, and amounts may exceed federally insured limits. The Company believes it is not exposed to significant credit risk due to the financial strength of the depository institutions in which the cash and cash equivalents are held. The Company has no other financial instruments with off-balance-sheet risk of loss.

Cash and Cash Equivalents and Restricted Cash

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. There are no cash equivalents as of December 31, 2023 or 2022.

Restricted Cash as of December 31, 2022 consists of cash held in escrow related to the Prepaid Forward Agreement with CF. See Note 18, Derivative Liability, for more information on the Prepaid Forward Agreement.

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

The Company has determined the estimated fair value of its financial instruments based on appropriate valuation methodologies; however, for Level 2 and Level 3 inputs considerable judgment is required to develop these estimates. Accordingly, these estimated fair values are not necessarily indicative of the amounts the Company could realize in a current market exchange. The estimated fair values can be materially affected by using different assumptions or methodologies. The methods and assumptions used in estimating the fair values of financial instruments are based on carrying values and future cash flows. As of December 31, 2022, the Company did not hold any Level 2 or Level 3 assets or liabilities. See Note 14, Fair Value Measurements, for additional information on Level 3 assets and liabilities as of December 31, 2023.

Cash and restricted cash are stated at cost, which approximates their fair value. The carrying amounts reported in the balance sheets for affiliate receivable, accounts payable, affiliate payable and accrued liabilities approximate fair value, due to their short-term maturities.

Outstanding borrowings that qualify as financial instruments are carried at cost, which approximates their fair value as of December 31, 2023 and 2022, due to their short duration.

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

Under the equity method of accounting, an investee company’s accounts are not reflected within the Company’s consolidated balance sheets and statements of operations; however, the Company’s share of the earnings or losses of the investee company is reflected in the caption “Other income” in the consolidated statements of operations. The Company’s carrying value in equity method investee companies is not reflected in the Company’s consolidated balance sheets as of December 31, 2023 or 2022 as the carrying value is de minimis. When the Company’s carrying value in an equity method investee company is reduced to zero, no further losses are recorded in the Company’s consolidated financial statements unless the Company has guaranteed obligations of the investee company or has committed additional funding. When the investee company subsequently reports income, the Company will not record its share of such income until it equals the amount of its share of losses not previously recognized.

Property and Equipment

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

Internal Use Software

Internal-use software development costs incurred in the preliminary project stage are expensed as incurred; costs incurred in the application and development stage, which meet the capitalization criteria, are capitalized and amortized on a straight-line basis over the estimated useful life of the asset and costs incurred in the post-implementation/operations stage are expensed as incurred. The estimated useful life for development costs capitalized as of December 31, 2023 and 2022 is five years. Further, internal and external costs incurred in connection with upgrades or enhancements are also evaluated for capitalization. If the software upgrade results in an additional functionality, costs are capitalized; if the upgrade only extends the useful life, it is expensed as occurred.

Intangible assets

In certain of its CCRAs, the Company makes upfront payments to acquire Claims recovery rights from secondary payers, such as health plans, managed service organizations, providers or medical services and independent physicians’ associations. The Company recognizes intangible assets for costs incurred up front to acquire Claims recovery rights from various Assignors.

The Company amortizes capitalized costs associated with CCRAs over eight years, based on the typical expected timing to pursue recovery through litigation, including through potential appeals.

As part of the Business Combination, the Company acquired rights to Claims recovery cash flows. As a result of this purchase and the guaranty obligation as noted in Note 10, Variable Interest Entities, the Company consolidated the entity which holds these Claim rights. Upon consolidation, these Claims rights were accounted for under ASC 350 similar to other CCRAs the Company holds. As such these assets are held at cost, net of amortization.

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

Leases

Leases entered into by the Company, in which substantially all the benefits and risk of ownership are transferred to the Company, are recorded as obligations under leases. Leases that meet one of the finance lease criteria are classified as finance leases, while all others are classified as operating leases. The Company determines if an arrangement is a lease at inception and has made an accounting policy election not to recognize right of use assets and lease liabilities that arise from short term lease as defined as leases with initial terms not in excess of 12 months. The Company elected not to separate lease and non-lease components for arrangements where the Company is a lessee. See Note 8, Leases, for more information.

Derivative Instruments

The Company evaluates its convertible debt, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with ASC 480, Distinguishing Liabilities from Equity and ASC 815, Derivatives and Hedging. The result of this accounting treatment is that the fair value of the embedded derivative, if required to be bifurcated, is marked-to-market at each balance sheet date and recorded as a liability. The change in fair value is recorded in the Statement of Operations as a component of other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.

In circumstances where the embedded conversion option in a convertible instrument is required to be bifurcated and there are also other embedded derivative instruments in the convertible instrument that are required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, combined derivative instrument.

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Equity instruments that are initially classified as equity that become subject to reclassification are reclassified to liability at the fair value of the instrument on the reclassification date. Derivative instrument liabilities will be classified in the balance sheet as current or non-current based on whether net-cash settlement of the derivative instrument is expected within 12 months of the balance sheet date.

Non-controlling Interests

As part of the Business Combination and described in Note 1, Description of the Business, the Company became the managing member of MSP Recovery, which is consolidated as the Company controls the operating decisions of MSP Recovery. The non-controlling interest relates to the Up-C Units that are convertible into Class A Common Stock of the Company at the discretion of the holder of the Up-C Unit. The Up-C Unit holders retained approximately 99.76% of the economic ownership percentage of the Company as of the Closing Date. The non-controlling interest is classified as permanent equity within the consolidated balance sheet of the

Company. As of December 31, 2023, based on the Class A common stock issuances during the period, the non-controlling interest of Class V shareholders was 89.44%.

Changes in the Company’s ownership interest in MSP Recovery, due to Class V shareholders converting their shares to Class A, are accounted for as equity transactions. Each issuance of the Company’s Class A Common Stock requires a corresponding issuance of MSP Recovery units to the Company. The issuance would result in a change in ownership and would reduce the balance of non-controlling interest and increase the balance of additional paid-in capital.

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

Claims recovery income

The Company recognizes Claims recovery income based on a gain contingency model—that is, when the amounts are reasonably certain of collection. This typically occurs upon reaching a binding settlement or arbitration with the counterparty or when the legal proceedings, including any appellate process, are resolved.

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

The Company derives revenues from contracts with customers primarily from Claims recovery services arrangements (“Claims recovery services”). Claims recovery services include services to related parties or third parties to assist those entities with pursuit of Claims recovery rights. The Company has determined it has a single performance obligation for the series of daily activities that comprise Claims recovery services, which are recognized over time using a time-based progress measure and are typically based on (1) budgeted expenses for the current month with an adjustment for the variance between budget and actual expenses from the prior month or (2) on a contingent basis dependent on actual settlements or resolved litigation. Amounts estimated and recognized, but not yet fully settled or resolved as part of litigation are recognized as contract assets. There were no contract assets as of December 31, 2023 or 2022, as amounts associated with unresolved litigation were fully constrained.

Claims recovery services are generally paid in advance on a monthly basis. The Company did not recognize any material revenue for the years ended December 31, 2023, 2022, or 2021 for performance obligations that were fully satisfied in previous periods.

For the years ended December 31, 2022 and 2021, the majority of the Company’s Claims recovery service income was related to a servicing agreement with VRM MSP, which was entered into on March 27, 2018. There was no claims recovery service income from VRM MSP for the year ended December 31, 2023. As part of the Business Combination, the Company acquired rights to cash flows in the assets, after certain required returns to VRM MSP, that had been part of the servicing agreement. As part of this acquisition, the Company no longer receives service income from this agreement and consolidates the entity in which the Company acquired rights to cash flow in the assets as outlined in Note 4, Asset Acquisitions. For the year ended December 31, 2022, the Company also recognized $5.0 million of servicing income related to a specific contract where the performance obligations were completed during the year.

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

The Company’s deferred tax balances reflect the impact of temporary differences between the carrying amount of assets and liabilities and the Company’s tax basis. The balances are stated at the tax rates in effect when the temporary differences are expected to be recovered or settled. The Company reviewed the anticipated future realization of the tax benefit of the Company’s existing deferred tax assets and concluded that it is more likely than not that all of the deferred tax assets will not be realized in the future and recorded a full valuation allowance.

Comprehensive Income (Loss)

The Company has no components of other comprehensive income (loss). As such, net loss equates to comprehensive income (loss) for all periods presented in this report.

Recent Accounting Pronouncements

New Accounting Pronouncements Recently Adopted

ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses. In 2016 and subsequently, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments including subsequent amendments to the initial guidance: ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825. Financial Instruments, ASU 2019-05, Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief, ASU 2019-11, Codification Improvements to Topic 326, Financial Instruments - Credit Losses. ASU 326, and ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures and related amendments require credit losses on financial instruments measured at amortized cost basis to be presented at the net amount expected to be collected, replacing the current incurred loss approach with an expected loss methodology that is referred to as CECL. This ASU is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. The Company adopted this guidance on January 1, 2023 and it had no material impact on our consolidated financial statements.

New Accounting Pronouncements Issued but Not Yet Adopted

ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. Among other requirements, this update adds specific disclosure requirements for income taxes, including: (1) disclosing specific categories in the rate reconciliation and (2) providing additional information for reconciling items that meet quantitative thresholds. The guidance is effective for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the effect that implementation of this standard will have on the Company’s consolidated financial statements and disclosures.

Note 3. BUSINESS COMBINATION

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

As a result of the closing of the Business Combination (the “Closing”), the Company is organized in an “Up-C” structure in which all of the business of Legacy MSP and its subsidiaries is held directly or indirectly by the Company, the Company is the managing member, consolidates Legacy MSP and the Company owns all of the voting economic Class A Units and the Members and their designees own all of the non-voting economic Class B Units in accordance with the terms of the first amended and restated limited liability company agreement of the Company. Each Up-C Unit may be exchanged for either, at the Company’s option, (a) cash or (b) one share of Class A common stock, par value $0.0001, of the Company (“Class A Common Stock”), subject to the provisions set forth in the LLC Agreement. The aggregate consideration paid to the Members (or their designees) at the Closing consisted of (i) 130,000,000 Units and (ii) rights to receive payments under the Tax Receivable Agreement (“TRA”). Of the 130,000,000 Units, 126,178,932 Units were issued in connection with the Closing and 3,821,068 Units were designated to the Company and Opco for cancellation (“Canceled Units”). Since the Closing, the Company has issued 2,000,880 Up-C Units to certain designated persons and intends to further issue shares of Class A Common Stock in respect of transaction-related bonuses or certain other designated persons, which together with the 2,000,880 Up-C Units would be equivalent in number to the Canceled Units.

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

The Company received net proceeds in the business combination transaction of approximately $23.4 million, which includes the restricted cash received as part of FEF shares as defined in Note 18, Derivative Liability. The Company incurred direct and incremental costs of approximately $79.2 million related to the Business Combination, which consisted primarily of investment banking, legal, accounting and other professional fees. These transaction-related costs were recorded as a reduction of additional paid-in capital in the consolidated balance sheets.

Warrants

As part of the business combination transaction, the Company assumed the liability related to the LCAP public warrants (“Public Warrants”) of $12.5 million. Pursuant to the terms of the Existing Warrant Agreement, and after giving effect to the issuance of the New Warrants, as defined below, the exercise price of the Public Warrants decreased to $0.0025 per share of Class A Common Stock. During the period from the Closing Date to December 31, 2023, approximately 8.9 million warrants of the original 11.8 million warrants had been exercised. For the year ended December 31, 2023, the fair value of the remaining unexercised warrants decreased resulting in other income of $4.8 million, which is recorded within change in fair value of warrant and derivative liabilities in the consolidated statements of operations. Following anti-dilution adjustments made in connection with the Business Combination, the Public Warrants have an exercise price of $0.0025 per share, which have become exercisable as of 10 days after closing of the Business Combination, on a cashless basis in lots of 25.

Additionally, in connection with the Business Combination, the Company declared the New Warrant Dividend comprising approximately 1,028 million New Warrants payable to the holders of record of the Class A Common Stock as of the close of business on the Closing Date, after giving effect to the waiver of the right, title and interest in, to or under, participation in any such dividend by the Members, on behalf of themselves and any of their designees. The New Warrants will be exercisable 30 days following the Closing Date until their expiration date, which will be the fifth anniversary of the Closing Date or earlier redemption. The record date for the determination of the holders of record of the outstanding shares of Class A Common Stock entitled to receive the New Warrant Dividend was the close of business on the Closing Date. Pursuant to the terms of the LLC Agreement, at least twice a month, to the extent any New Warrants have been exercised in accordance with their terms, the Company is required to purchase from the MSP Principals, proportionately, the number of Up-C Units or shares of Class A Common Stock owned by such MSP Principal equal to the Aggregate Exercise Price divided by the Warrant Exercise Price in exchange for the Aggregate Exercise Price. The Company determined that the New Warrants instruments meet the equity scope exception in ASC 815 to be classified in stockholders’ equity, and as the repurchase right noted above has a mirrored value designed to offset the New Warrants, if exercised would be an equity only transaction. The New Warrants are each exercisable in lots of 25 for one whole share of Class A Common Stock at a Reverse Split adjusted exercise price $287.50 per whole share. The New Warrants must be exercised in lots of 25, as no fractional shares will be issued as a result of their exercise. The New Warrants are subject to certain anti-dilution adjustments.

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

During the years ended December 31, 2023 and 2022, the Company’s TRA liability associated with the allocable share of existing tax basis acquired in the Business Combination would give rise to a TRA liability of $11.3 million and $2.5 million, respectively. The Company has not recognized such liabilities under the TRA after concluding it was not probable that the Company will be able to realize the remaining tax benefits based on estimates of future taxable income. No payments were made to the Continuing Equity Owners and Blocker Shareholders (as defined in the TRA) pursuant to the TRA during the years ended December 31, 2023, or 2022. The estimation of liability under the tax receivable agreement is by its nature imprecise and subject to significant assumptions regarding the amount, character, and timing of the taxable income of MSP Recovery, Inc. in the future. We may incur additional liabilities under the TRA when Lionheart II Holdings, LLC are exchanged in the future. If the valuation allowance recorded against the deferred tax assets applicable to the tax attributes subject to the TRA is released in a future period, the relating TRA liability may be considered probable at that time and recorded within earnings.

The Company has assessed the realizability of the net deferred tax assets and, in that analysis, has considered the relevant positive and negative evidence available to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The Company has recorded a full valuation allowance against the deferred tax assets as of December 31, 2023 and 2022, which will be maintained until there is sufficient evidence to support the reversal of all or some portion of these allowances. As the tax benefits associated with the TRA have not be recognized, based on estimates of future taxable income, the Company has concluded it is not probable to recognize any tax receivable agreement liability. If the valuation allowance recorded against the deferred tax assets is released in a future period, the Tax Receivable Agreement liability may be considered probable at that time and recorded within earnings.

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

Amended and Restated Nomura Promissory Note

On May 27, 2022, the Company issued an unsecured promissory note to Nomura in a principal amount of approximately $24.5 million related to advisory fees and deferred underwriting fees and expenses that became due and payable by the Company to Nomura, in connection with the consummation of the Business Combination. On April 12, 2023, the Company amended the promissory note, increasing the principal amount to approximately $26.3 million and extending the maturity date of the promissory note to September 30, 2024. On November 13, 2023, the Company entered into another Amended and Restated Nomura Promissory Note to (a) increase the principal amount to approximately $28.9 million, (b) extend the maturity date to December 31, 2024, and (c) permit the Company to use the proceeds of an at-the-market offering to repay indebtedness incurred by the Company for which the proceeds are used for operating expenses, subject to certain enumerated restrictions. On March 26, 2024, the Company further amended and restated the Amended and Restated Nomura Promissory Note (the “Amendment to the Amended and Restated Nomura Promissory Note”) to (a) increase the principal amount to approximately $30.0 million, and (b) extend the maturity date to September 30, 2025. The Amended and Restated Nomura Promissory Note carries an interest rate of 16% per annum and is payable in kind or in cash, at the Company’s discretion, every 30 calendar days after March 26, 2024. Upon two days prior written notice to Nomura, the Company may prepay all or any portion of the then outstanding principal amount under the promissory note together with all accrued and unpaid interest thereon. The balance of the unsecured promissory note and related interest are included within Claims financing obligations and notes payable in the consolidated balance sheet.

Note 4. ASSET ACQUISITIONS

On May 23, 2022 as part of the Closing of the Business Combination, the Company acquired assets through the issuance of Up-C Units. In exchange for approximately 7.9 million Up-C Units (after giving effect to the Reverse Split), the Company acquired Claims previously held by Series MRCS, an affiliate of the Company. The Claims are included as Intangible Assets, net in the consolidated balance sheet.

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

In connection with such transaction the Company agreed to pay Virage an amount equal to the contributions by Virage to VRM MSP plus an annual rate of return of 20% (the “VRM Full Return”). Pursuant to the terms of the agreement with Virage, such amount is payable exclusively by any of the following means (or any combination thereof): (a) the Proceeds, net of expenses related to claim settlement, (b) a sale of certain reserved shares of Messrs. John Ruiz and Frank Quesada, and the delivery of the resulting net cash proceeds thereof to VRM, or (c) a sale of shares by the Company and delivery of the net cash proceeds thereof to VRM. The amount of the VRM Full Return was $941.3 million as of December 31, 2023.

As the Company incurred debt related to the VRM Full Return as included in the guaranty obligation within the consolidated balance sheet, this value was included in the purchase price and is included in Intangible Assets, net, in the consolidated balance sheet for the full value of the VRM Full Return at the acquisition date. Any subsequent interest accrual is reflected within interest expense in the consolidated statement of operations.

On April 12, 2023, the Company and Messrs. Quesada and Ruiz entered into an amendment (the “Virage MTA Amendment”) to the agreement with Virage and the related Guaranty pursuant to which the payment date for the VRM Full Return was extended from May 23, 2023 until September 30, 2024, subject to acceleration upon certain triggering events. On November 14, 2023, the maturity date was extended to December 31, 2024. In addition, the Virage MTA Amendment changed the payment methods to Virage to exclusively be, in the following order of priority: (a) the Proceeds and any other sources of revenue or liquidity of the Company (and its subsidiaries) that are not encumbered by a lien of a party other than Virage and to the extent such revenues and liquidity exceed the amount of net of revenues necessary to establish and maintain an operating reserve of $70.0 million (reduced to $47.5 million on July 24, 2023) for certain Company expenses, (b) a sale of certain reserved shares of Messrs. John Ruiz and Frank Quesada, and the delivery of the resulting net cash proceeds thereof to VRM, (c) Parent’s sale of additional shares and delivery of proceeds to Virage, subject to certain anti-dilution provisions, (d) if not satisfied by the foregoing, a sale of other shares of the Company by Messrs. John Ruiz and Frank Quesada, and the delivery of the resulting net cash proceeds thereof to VRM; provided that if the VRM Full Return is not fully paid by September 30, 2024 the VRM Full Return shall be payable by any of such payment methods in any order of priority.

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

On November 13, 2023, the Company entered into the Second Virage MTA Amendment that extended the final payment date of the VRM Full Return to December 31, 2024, subject to acceleration upon certain triggering events. In addition, the Second Virage MTA Amendment (a) changed the minimum operating reserve from $47.5 million to the budget of the Company (plus applicable taxes) plus 10% and (b) required Virage and the Company negotiate and agree on a form of initial warrant and monthly warrant by no later than December 31, 2023.

Accordingly, the Company issued the VRM Warrants. The Initial Virage Warrant, as amended, was issued effective January 1, 2024 and entitles Virage to purchase 28,298,329 shares of Class A Common Stock, with an expiration date of January 1, 2026. Further, as of April 5, 2024, Monthly Virage Warrants were issued for February 2024 entitling Virage to purchase 8,263,494 shares, March 2024 entitling Virage to purchase 11,955,994 shares, and April 2024 entitling Virage to purchase 13,556,181 shares. Until our obligations to Virage are paid in full, the Company has the option every month to continue to pay Virage in one or a combination of: (a) cash, in an amount equal to 1.0% of each calendar month-end balance (which month-end balance shall be increased daily up to 20% per annum based on a formula set forth in the Virage MTA Amendment) of the amount owing to Virage as of each preceding calendar month end and/or (b) the issuance of subsequent Monthly Virage Warrants.

On April 1, 2024, the Company entered into the Third Virage MTA Amendment which: (i) extended the VRM Full Return payment due date to September 30, 2025, subject to acceleration upon certain triggering events, including the receipt of a going concern opinion by the Company’s independent auditor; (ii) the Company agreed that, after the Convertible Notes are fully satisfied, 25% of the Company’s portion of any net proceeds from the Yorkville SEPA would be used to pay down the VRM Full Return; and (iii) commence the sale of certain reserved shares of Messrs. John H. Ruiz and Frank C. Quesada, and the delivery of the resulting net cash proceeds thereof to VRM.

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

Hazel Transactions

Claims Transactions and Purchase Money Loan

On March 29, 2023, the Company acquired a controlling interest in nine legal entities, whose sole assets are CCRAs, from Hazel. This is referred to as the “Claims Purchase.” The purchase price for the Claims Purchase was funded by (i) a purchase money loan between Hazel, as a lender, and the Company, as a borrower, in the amount of $250 million (the “Purchase Money Loan”) and (ii) proceeds from the sale of certain, separate CCRAs in the Claims Sale (as defined below).

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

Amounts borrowed and obligations under the Purchase Money Loan and the Working Capital Credit Facility (See Note 11, Claims Financing Obligation and Note Payable) are secured by a pledge of proceeds from specific Claims in the Company’s Claims portfolio, with the lien securing the Purchase Money Loan being subordinated and junior to the lien securing the Working Capital Credit Facility. Pursuant to the Purchase Money Loan and the Working Capital Credit Facility, the Company entered into a collateral administrative agreement between the Company and Hazel, which sets forth certain arrangements between the Company and Hazel in relation to Claims owned by the Company, the proceeds of which are due to the Company were pledged to Hazel to secure the Purchase Money Loan and the Working Capital Credit Facility.

Note 5. INVESTMENT IN EQUITY METHOD INVESTEES

The Company holds four investments which are accounted for using the equity method: MAO-MSO Recovery II LLC Series PMPI (“Series PMPI”), MAO-MSO Recovery LLC, MAO-MSO Recovery II LLC (both collectively the “MAO-MSO entities”) and VRM MSP.

Series PMPI is a series of MAO-MSO Recovery II LLC. The Company exercises significant influence over the operating and financial activities of Series PMPI, but does not exercise control of the entity. In accordance with Series PMPI’s operating agreement, the controlling member is entitled to a preferred return of 20% per annum (the “Preferred Return”). Once the Preferred Return has been met, the controlling member is entitled to 50% of Claims recoveries by PMPI. The noncontrolling member is allocated 100% of the costs of PMPI. Since the Preferred Return exceeds the total members’ equity of PMPI as of both December 31, 2023 and 2022, the value of the equity method investment in the consolidated balance sheet is $0.

The MAO-MSO entities are Delaware limited liability companies formed as master series entities whose central operations are to form other series legal entities that will hold and pursue Claims recovery rights. The MAO-MSO entities are not designed to hold or pursue Claims recoveries themselves. The Company holds a 50% economic interest in both entities, and has significant influence through its equity investment, but does not control either entity. As equity method investments, the Company recognizes its proportionate share of net earnings or losses as equity earnings in Other income. The activity of these entities has been insignificant for the years ended December 31, 2023, 2022 and 2021. Since the Company did not make a contribution to the MAO-MSO entities and the entities have recorded losses, the value of the equity method investment in the consolidated balance sheets is $0 as of both December 31, 2023 and 2022.

Summary financial information for equity accounted investees, not adjusted for the percentage ownership of the Company is as follows:

	For the Year Ended December 31,
(in thousands)	2023	2022	2021
Revenue	$(8)	$22	$1
Amortization	$2,000	$2,000	$2,000
Other expenses	$30	$8	$-
Profit (Loss)	$(2,038)	$(1,986)	$(1,999)

	As of December 31,
in thousands	2023	2022
Total Assets	$1,403	$3,341
Total Liabilities	$399	$274

In 2023, in connection with an amendment to the VRM MSP structure, the Company became a direct investor in VRM MSP, which controls MSP Recovery Claims, Series LLC, and recognizes this investment as an equity method investment. However, the Company previously consolidated and continues to consolidate the underlying Series of MSP Recovery Claims, Series LLC, which hold investments in CCRAs that the Company controls as primary beneficiary under the VIE model. As such, other than the Series, which were already consolidated, the investment in VRM MSP includes only administrative activities that are not otherwise consolidated, and any costs are allocable to the other investors. As a result, the Company has no significant equity earnings or exposure to losses or obligations to fund this investment.

Note 6. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following:

	December 31,
(In thousands)	2023	2022
Office and computer equipment	$434	$430
Leasehold improvements	113	113
Internally developed software	5,789	4,050
Other software	67	68
Property and equipment, gross	$6,403	$4,661
Less: accumulated depreciation and amortization of software	(1,492)	(1,229)
Property and equipment, net	$4,911	$3,432

For the years ended December 31, 2023, 2022 and 2021, depreciation expense and amortization expense was $0.3 million, $0.4 million, and $0.3 million, respectively.

Note 7. INTANGIBLE ASSETS, NET

The Company holds CCRAs held by Series MRCS, which were acquired through the issuance of equity as part of the Business Combination in 2022 and additional acquisitions of additional CCRAs throughout 2022 and 2023. These assets are held at cost and treated as a finite intangible asset with a useful life of eight years.

Intangible assets, net consists of the following:

(in thousands)	December 31, 2023	December 31, 2022
Intangible assets, gross	$3,872,356	$3,630,823
Accumulated amortization	(739,560)	(267,667)
Net	$3,132,796	$3,363,156

During the year ended December 31, 2023, the Company purchased $287.0 million of CCRAs included in Intangible assets, net, of which $285.5 million was through the Hazel transaction (See Note 4, Asset Acquisitions), $0.8 million was through a Class A Common Stock issuance in July 2023 and $0.7 million was paid in cash.

For the years ended December 31, 2023, 2022 and 2021, Claims amortization expense was $476.5 million, $266.9 million and $0.2 million, respectively.

Future amortization for CCRAs is expected to be as follows:

(in thousands)	CCRAs Amortization
2024	$483,972
2025	483,919
2026	483,919
2027	483,919
2028	483,919
Thereafter	713,148
Total	$3,132,796

The Company monitors intangible assets for potential impairment indicators, including, but not limited to, assumptions regarding the amount and timing of future collections derived from its CCRAs. The Company continues to pursue recoveries from various parties under rights held through its CCRAs; however, extended delays may result in future impairment of the Company’s intangible assets.

During the Company’s annual review of its CCRAs, the Company identified potential impairment indicators, such as recurring operating losses, which it considered in its evaluation of its definite-lived intangible assets. As a result, the Company performed a recoverability analysis on the definite-lived CCRA intangible assets. The recoverability analysis primarily included unobservable inputs, including internally developed assumptions about the estimated market share of insurance carriers that may not have paid claims due to Assignors, undiscounted cash flows of potential estimated recoveries from those carriers, the corresponding direct costs associated with those estimated recoveries, and the Company’s ability to successfully litigate or negotiate settlements. In addition, the Company also took into consideration transactions of the sale of CCRAs to unrelated third parties. Based on these analyses, the Company concluded that the undiscounted net recoveries were in excess of the CCRAs’ carrying amounts as of December 31, 2023. As such, no impairment was recognized. There are inherent risks in our business which could impact the recoverability analysis. For example, litigation outcomes are inherently risky, and unfavorable court rulings, delays, damages calculations, or other limitations can adversely affect our recovery efforts. In addition, the market share of the carriers that we pursue may change, which could impact the overall potential recoveries that we could generate in the future. As a result, factors may change in the future that could negatively impact our recoverability of the CCRAs, and may result in a material impairment charge.

The following table presents the changes in the Company’s intangibles assets for year ended December 31, 2023:

(in thousands)	Intangible Assets
Balance as of December 31, 2022	$3,363,156
Acquisitions of CCRAs	287,029
Amortization expense	(476,492)
Sale of CCRAs	(40,897)
Total	$3,132,796

Note 8. LEASES

The Company leases office space in Puerto Rico under a non-cancellable operating lease which commenced in September 2023 and expires August 2026. Prior to this lease, the Company held a short-term lease, therefore the Company recorded an initial ROU asset and lease liability upon signing the new lease agreement. Lease expense under the new operating lease for year ended December 31, 2023 amounted to $52.6 thousand.

In addition, the Company rents an office space from the Law Firm, which is on a month-to-month basis and therefore is not included within the ROU Asset and Lease liability nor in the future minimum lease payments below. Short-term rent expense each of the years ended December 31, 2023, 2022 and 2021 was $0.8 million.

As of December 31, 2023, the weighted-average lease term and weighted-average discount rate were 2.6 years and 15.31%, respectively.

The presentation of right-of-use assets and lease liabilities in the consolidated balance sheet is as follows:

		December 31,
(In thousands)	Classification	2023
Assets
Right-of-use asset	Right-of-use assets	$342
Total Leased Assets		$342

Liabilities
Current
Operating lease liability	Other current liabilities	$(109)
Non-current
Operating lease liability	Lease liabilities	$(235)
Total Lease Liability		$(344)

The future minimum lease payments under non-cancellable operating leases as of December 31, 2023 for the next five years and thereafter are as follows:

(in thousands)
2024	$153
2025	157
2026	107
2027	—
2028	—
Thereafter	—
Total minimum payments required	417
Less: implied interest	(73)
Present value of lease liabilities	$344

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

There was no provision for income tax for the years ended December 31, 2023, 2022, and 2021.

A reconciliation of the United States statutory income tax rate to the Company’s effective tax rate for the year ended December 31, 2023, 2022, and 2021 is as follows for the years indicated:

	For the Year Ended December 31,
	2023	2022	2021
Federal Statutory rate	21.00%	21.00%	21.00%
Noncontrolling interests/effect of pass-through entities	-19.59%	-20.70%	-21.00%
Valuation allowance	-1.73%	-0.40%	0.00%
Other	0.32%	0.10%	0.00%
Effective Income tax rate	0.00%	0.00%	0.00%

Details of the Company’s deferred tax assets and liabilities at December 31, 2023 and 2022 are as follows for the years indicated:

	As of December 31,
in thousands	2023	2022
Deferred tax assets
Net operating loss carryforward	$1,126	$423
Investment in MSP Recovery, LLC	30,385	38,263
Start-up Costs	854	917
Transaction Costs	2,962	3,224
Interest Expense — 163j	5,065	—
Total deferred tax assets	40,392	42,827
Valuation Allowance	(40,392)	(42,827)
Total deferred tax assets (liability)	$—	$—

The Company has a deferred tax asset for the difference between the financial reporting and the tax basis of its investment in MSP Recovery, LLC. The deferred tax asset above does not consider the iterative impact of the TRA liability as the entire liability has not been recorded as of December 31, 2023 and 2022.

As of December 31, 2023 the Company had $4.3 million and $4.2 million of U.S. gross federal and state net operating loss carryovers available to offset future taxable income, respectively. As of December 31, 2022, the Company had $2.0 million and $1.9 million of U.S. gross federal and state net operating loss carryovers available to offset future taxable income, respectively.

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

As of December 31, 2023 and 2022, the Company has not recorded any unrecognized tax benefits. The Company files income tax returns in the U.S. federal jurisdiction and Florida which remain open and subject to examination by the various taxing authorities. As of December 31, 2023, the Company’s federal and state and local income tax years 2020 through 2023 remain open and are subject to examination.

Note 10. VARIABLE INTEREST ENTITIES

Investments in consolidated Variable Interest Entities

The Company evaluates its ownership, contractual, and other interests in entities to determine if they are VIEs, if the Company has a variable interest in those entities, and the nature and extent of those interests. These evaluations are highly complex and involve management judgment and the use of estimates and assumptions based on available historical information, among other factors. Based on its evaluations, if the Company determines it is the primary beneficiary of such VIEs, it consolidates such entities into its financial statements. VIEs information below is presented on aggregate basis based on similar risk and reward characteristics and the Company’s involvement with the VIEs.

The Company includes a number of entities that are determined to be VIEs and for which the common control group can direct the use of the entities’ assets and resources for other purposes. The Company only consolidates those VIEs for which the Company is the primary beneficiary.

The assets of the consolidated VIEs may only be used to settle obligations of these VIEs and to settle any investors’ ownership liquidation requests. There is no recourse to the Company for the consolidated VIEs’ liabilities. The assets of the consolidated VIEs are not available to the Company’s creditors.

Total assets and liabilities included in its consolidated balance sheets for these VIEs were $2.2 billion and $0.4 million, respectively, at December 31, 2023 and $2.3 billion and $0.4 million, respectively, at December 31, 2022. The assets at December 31, 2023 and 2022 include the Intangible Assets, net included in the Series of $2.0 billion and $2.3 billion, respectively.

Investments in unconsolidated Variable Interest Entities

The Company is involved with VIEs in which it has investments in equity but does not consolidate because it does not have the power to direct the activities that most significantly impact their economic performance and thus is not considered the primary beneficiary of the entities. Those VIEs are reflected as equity method investments.

Total assets and liabilities for these VIEs were $1.4 million and $0.4 million, respectively, at December 31, 2023 and $3.4 million and $0.3 million, respectively, at December 31, 2022.

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

VRM MSP

As discussed in Note 5, Investment in Equity Method Investees, the Company became a member of VRM MSP through the contribution of certain Series (holding certain CCRAs) by MSP Recovery into VRM MSP. The Company determined, based on analysis of the rights to cash flows from the Series and the related guaranty obligation, that the Company is the primary beneficiary of the Series entities, and therefore should consolidate as of the transaction date. The contribution is considered a common control transaction, as the Company controls and consolidated the Series before and after such contribution. The Company consolidates the Series held within VRM MSP, however does not consolidate VRM MSP itself.

Refer to Note 5, Investment in Equity Method Investees, for additional information on this VRM MSP transaction.

Note 11. CLAIMS FINANCING OBLIGATIONS AND NOTES PAYABLE

Based on claims financing obligations and notes payable agreements, as of December 31, 2023 and 2022, the present value of amounts owed under these obligations were $556.3 million and $201.3 million, respectively, including capitalized interest. The weighted average interest rate is 14.7% based on the current book value of $556.3 million with rates that range from 0.0% to 20.0%. The Company is expected to repay these obligations from cash flows from claim recovery income or potentially for the renegotiated debt through class A common stock issuances.

As of December 31, 2023, the minimum required payments on these agreements are $702.4 million. Certain of these agreements have priority of payment regarding any proceeds until full payment of the balance due is satisfied. The maturity of the commitments range from the date sufficient claims recoveries are received to cover the required return or in some cases by 2031.

Brickell Key Investments

In 2015, the Company entered into a Claims Proceeds Investment Agreement (“CPIA”), as amended, with Brickell Key Investments LP (the “Holder”). Pursuant to the CPIA, as amended, the Company grants to the Holder the right to purchase Class A common shares in the Company (the “Class A Shares”) up to a maximum amount of 2,666,667 (the “Amount”) for a purchase price equal to $6,666.67 ($0.0025 per Class A Share), and is payable in cash. This Warrant (the “Warrant”) will expire at 5:00 p.m. (Eastern Time), on September 30, 2027 and may be exercised in whole or in part by Holder at any time prior to such date. The Holder can only sell a maximum of 15% per month of the Class A Shares obtained through the Warrant. In exchange for the Company issuing the Warrant, the amounts owed to the Holder pursuant to CPIA are amended to equal $80 million. The Holder has the right to receive the $80 million owed through proceeds as outlined in the CPIA, cash paid by the Company or monetization of the Warrant (through the sale of the Warrant or sale of the underlying Class A Shares). If the Holder monetizes the Warrant, the amount owed will be reduced at a measure of $30.00 per Class A Share. In connection with the Amendment and Warrant Agreement, the Holder also executed a Stock Pledge Agreement (the “Pledge Agreement”) with Legacy MSP founders, John H. Ruiz and Frank C. Quesada (the “Founders”). As part of the Pledge Agreement, the Founders agreed to pledge 50 million shares to secure payment of the original principal amount of the CPIA. In addition, the Pledge Agreement provides the right to repurchase the Warrant from the Holder on or before June 30, 2023. The Founders entered into an agreement with the Company where this repurchase right has been assigned to the Company (the “Side Agreement”). As the Company has, at its option, the ability to pay its obligation through cash proceeds or through monetization of the Warrants, the $80.0 million of amounts owed as of December 31, 2023 was included as Claims financing obligation and notes payable on the consolidated balance sheet.

The Founders did not exercise the option to repurchase the Warrants on or before June 30, 2023. The Company recognized the Warrants at fair value which, considering the price of the Company’s common stock was below $30.00 as of December 31, 2023, it was determined to be zero.

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

At different points during the year ended December 31, 2023, the Company received funding with an aggregate amount of $20.5 million under Term Loan A, which was then terminated. The parties agreed to increase the Term Loan B commitment from $18 million to $27.5 million, after giving effect to the original issue discount on the Working Capital Credit Facility, which would be funded in multiple installments and in accordance with the terms of the Working Capital Credit Facility.

At different points during the year ended December 31, 2023, the Company received funding with an aggregate amount of $9.0 million under Term Loan B, and received an additional $4.5 million on January 25, 2024. After considering the subsequent payment received, the Company has additional availability amounting to $14.0 million under Term Loan B.

Amounts borrowed and obligations under the Working Capital Credit Facility are secured by a pledge of proceeds from certain Claims in the Company’s Claims portfolio, with the lien securing the Purchase Money Loan being subordinated and junior to the lien securing the Working Capital Credit Facility. Pursuant to the Second Amended and Restated First Lien Credit Agreement, and in order to secure those additional advances of Term Loan B beginning in January 2024, the following was provided as additional collateral: (i) a pledge of proceeds from certain Claims in the Company’s Claims portfolio, up to $14 million; (ii) a pledge of the equity interests in an Affiliate of Messrs. John Ruiz and Frank Quesada; and (iii) a personal guaranty by Messrs. John Ruiz and Frank Quesada, as primary obligors, guaranteeing those additional advances of Term Loan B beginning in January 2024. On December 22, 2023, our Board approved the Company's payment of certain costs and fees (including legal fees) on behalf of John H. Ruiz and Frank C. Quesada, associated with a mortgage granted in connection with said guaranty, totaling $0.1 million.

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

Amended and Restated Nomura Promissory Note

On April 12, 2023, the Company amended the promissory note to Nomura originally issued on May 27, 2022, which increased the principal amount to approximately $26.3 million and extended the maturity date of the promissory note to September 30, 2024. Pursuant to the Amended and Restated Promissory Note dated November 13, 2023, the Company amended the promissory note to Nomura to: (a) increase the principal amount to approximately $28.9 million, (b) extend the maturity date to December 31, 2024 and (c) permit the Company to use the proceeds of an at-the-market offering to repay indebtedness incurred by the Company for which the proceeds are used for operating expenses, subject to certain enumerated restrictions. On March 26, 2024, the Company further amended and restated the Amended and Restated Nomura Promissory Note (the “Amendment to the Amended and Restated Nomura Promissory Note”) to: (a) increase the principal amount to approximately $30.0 million, and (b) extend the maturity date to September 30, 2025. The Amended and Restated Nomura Promissory Note carries an interest rate of 16% per annum and is payable in kind or in cash, at the Company’s discretion, every 30 calendar days after March 26, 2024. Upon two days prior written notice to Nomura, the Company may prepay all or any portion of the then outstanding principal amount under the Amended and Restated Nomura Promissory Note together with all accrued and unpaid interest thereon.

Committed Equity Facility

On January 6, 2023, the Company entered into a Company Common Stock Purchase Agreement (the “Yorkville Purchase Agreement”) with YA II PN, Ltd., a Cayman Island exempted company (“Yorkville”), which replaced the CF Agreement noted above. Pursuant to the Yorkville Purchase Agreement, the Company had the right to sell to Yorkville from time to time at its option up to $1 billion in shares of the Company’s Class A Common Stock, subject to the terms, conditions and limitations set forth in the Yorkville Purchase Agreement.

On November 14, 2023, the Company entered into the Standby Equity Purchase Agreement (“Yorkville SEPA”) with Yorkville, which replaced the Yorkville Purchase Agreement described above. Pursuant to the Yorkville SEPA, the Company has the right to sell to Yorkville up to $250 million of its shares of common stock, subject to certain limitations and conditions set forth in the Yorkville SEPA, from time to time during the term of the Yorkville SEPA. Sales of the shares of common stock to Yorkville under the Yorkville SEPA, and the timing of any such sales, are at the Company’s option, and the Company is under no obligation to sell any shares of common stock to Yorkville under the Yorkville SEPA except in connection with notices that may be submitted by Yorkville, in certain circumstances as described below.

For additional information on the Yorkville SEPA, refer to Note 1, Description of the Business - Yorkville Purchase Agreement and Yorkville Standby Equity Purchase Agreement.

Note 12. NONCONTROLLING INTEREST

The non-controlling interest balance primarily represents the Up-C Units of the Company held by the Members. The following table summarizes the ownership of Units in the Company as of December 31, 2023:

	Common Stock	Ownership Percentage
Ownership of Class A Common Stock	14,659,794	10.6%
Ownership of Class V Common Stock	124,132,398	89.4%
Balance at end of period	138,792,192	100.0%

The non-controlling interest holders have the right to exchange Up-C Units, at the Company’s option, for (i) cash or (ii) one share of Class A Common Stock, subject to the provisions set forth in the LLC Agreement. As such, future exchanges of Up-C Units by non-controlling interest holders will result in a change in ownership and reduce or increase the amount recorded as non-controlling interest and increase or decrease additional paid-in-capital or retained earnings when the Company has positive or negative net assets, respectively. As of December 31, 2023, 2.6 million Up-C Units have exchanged into Class A shares.

In addition to the non-controlling interest related to Up-C Units, the Company also has non-controlling interests related to the Series as noted in Note 10, Variable Interest Entities, and MAO-MSO Recovery LLC Series FHCP (“FHCP”), which is a non-wholly owned subsidiary of MSP Recovery, LLC. In accordance with FHCP’s operating agreement, the noncontrolling member is entitled to a preferred return of 20% per annum (the “Preferred Return”). Once the Preferred Return has been met, the noncontrolling member is entitled to 80% of Claims recoveries by FHCP. The controlling member is allocated 100% of the costs of FHCP. Since the Preferred Return exceeds the total members’ equity of FHCP as of both December 31, 2023 and 2022, the non-controlling interest also includes $4.3 million representing the entire members’ equity of FHCP.

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

Investigations

As previously disclosed, on August 11, 2022, the Securities and Exchange Commission (the “SEC”) initiated an investigation of the Company, and requested documents relating to, among other matters, the business combination transaction with Lionheart Acquisition Corporation II consummated on May 23, 2022, certain historical and projected financial results, investor agreements, and data analytic platforms and algorithms. The Company received a subpoena dated March 1, 2023 from the SEC regarding the aforementioned subject matter, and subsequently received a subpoena on May 10, 2023, in connection with the investigation relating to, among other matters, the Company’s projections and the accounting and valuation of certain assets that were the basis for the Company’s determination that its quarterly financial statements for the periods ended June 30, 2022 and September 30, 2022 require restatements and should no longer be relied upon, as disclosed in the Company’s Form 8-K on April 14, 2023. On August 16, 2023, the Company received an additional subpoena from the SEC regarding certain funding sources of the Company prior to the Business Combination, various statements and disclosures by the Company in connection with, and following, the Business Combination, certain historical and projected financial results, and data analytic platforms and algorithms used to identify potential recoveries. The Company intends to fully cooperate with the SEC in responding to the subpoenas.

In addition, on March 10, 2023, the Company received a subpoena from the U.S. Attorney’s Office in connection with a grand jury investigation in the U.S. District Court for the Southern District of Florida requesting certain information concerning the Company, which subpoena requests documents relating to, among other matters, the Company’s proprietary algorithms and other software used to identify potentially recoverable claims, the drop in the price of the Company’s common stock following the Business Combination, and certain marketing materials and investment agreements presented to potential investors. To the best of the Company’s knowledge, the Department of Justice has not issued any target letters to anyone associated with the Company as a result of this investigation. (The United States Attorney’s Manual states that a “target” is a person as to whom the prosecutor or the grand jury has substantial evidence linking him or her to the commission of a crime and who, in the judgment of the prosecutor, is a putative defendant.)

The Company has cooperated, and will continue to cooperate, fully with these inquiries. In connection with its review of the matters related to the preparation and filing of the 2022 Form 10-K, the Special Committee, along with external advisors retained thereby, also reviewed the subject matter of information requests related to the foregoing subpoenas received prior to June 2023. Based on that review, and the nature of the documents requested in the subsequent subpoena, the Company believes that the investigations will be resolved without any material developments; however, there can be no assurance as to the outcome or future direction thereof.

Cano Health, LLC

On August 10, 2023, MSP Recovery sued Cano in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida for declaratory relief and anticipatory breach of the CCRA, Purchase Agreement, and a Service Agreement (collectively, the “Cano Agreements”) between the parties. On the same day, Cano sued the Company in the same court, alleging fraud in the inducement, breach of contract, tortious interference, and unjust enrichment relating to the Cano Agreements. The Company has outstanding a $5.0 million receivable from Cano; however, due to Cano’s Quarterly Report on Form 10-Q for the June 30, 2023 period, which includes a substantial doubt about its ability to continue as a going concern, and subsequent Chapter 11 bankruptcy filing on or about February 5, 2024, the Company established a reserve for the balance due under such receivable during 2023. These matters were automatically stayed as a result of the Cano’s bankruptcy filing.

On January 4, 2024, Cano sued Simply Healthcare Plans, Inc. (“Simply”) and the Company and affiliated entities seeking a declaratory judgment to determine whether the Cano Purchase Agreement should be rescinded, and whether Cano or the Company have standing to recover on claims assigned to the Company against Simply under the Cano Purchase Agreement. Cano also seeks damages from Simply relating to the claims assigned to the Company under the Cano Purchase Agreement. The Company intends to vigorously assert its position in all Cano related litigation.

Note 14. FAIR VALUE MEASUREMENTS

The Company has no assets that are measured at fair value on a recurring basis as of December 31, 2023 and 2022. There were no assets or liabilities measured at fair value on a non-recurring basis during the years ended December 31, 2023 and 2022. Liabilities measured at fair value on a recurring basis as of December 31, 2023, are summarized as follows:

in thousands	Level 1	Level 2	Level 3	Total
Derivative liability related to fair value of beneficial conversion feature	$—	$—	$37	$37
Total	$—	$—	$37	$37

The following table details the roll-forward of the Level 3 liabilities during the year ended December 31, 2023:

in thousands	Total
Balance at January 1, 2023	$—
Fair value of derivative liability at issuance	(14)
Change in fair value of derivative liabilities	(23)
Balance at December 31, 2023	$(37)

As of December 31, 2023, the beneficial conversion feature within the Yorkville SEPA is treated as an embedded derivative liability and changes in the fair value were recognized in the change in fair value of warrant and derivative liabilities in the consolidated statements of operations. The embedded derivative liability was valued at each of the respective issuance dates (November 15, 2023 and December 11, 2023) and at year-end using the following market based inputs:

in thousands	At Issuance	December 31, 2023
Price of Common Stock	$2.48 - $6.83	$2.27
Volatility	30% - 40%	40%
Market Risk Spread:	12.60% - 12.82%	12.37%
Expected Term (in years)	1.31 - 1.38	1.25

Note 15. RELATED PARTY TRANSACTIONS

Loans from Related Parties

During the year ended December 31, 2022, the Company issued an unsecured promissory note in an aggregate principal amount of $112.8 million (the “Promissory Note”) to John H. Ruiz and Frank C. Quesada, the Company’s Chief Executive Officer and director and Chief Legal Officer and director, respectively (collectively, the “MSP Principals”), in exchange for the MSP Principals agreeing to provide cash to pay transaction costs related to the Merger, pay down affiliate payable balances, and provide operating cash to the Company. In addition to the amounts in the Promissory Note, at the merger date with LCAP, the MSP Principals contributed $13.0 million through funds that had been loaned to VRM MSP to cover related service fees. The Promissory Note as well as the amount contributed at the merger date bears interest at an annual rate of 4%, payable in kind, and will mature on the four-year anniversary of the issuance. The Promissory Note is payable by the Company at any time, without prepayment penalties, fees, or other expenses. During the years ended December 31, 2023 and 2022, the Company recorded $5.0 million and $2.7 million, respectively, of interest expense related to the Promissory Note.

A portion of the proceeds under the Promissory Note in an amount equal to $36.5 million was advanced to the Law Firm, an affiliate of certain Members, for certain operating expenses pursuant to a legal services agreement. This amount is reflected in prepaid expenses and other current assets within the consolidated balance sheets and had a balance of $7.7 million and $26.9 million as of December 31, 2023 and 2022. The advances of Law Firm expenses are reflected in Professional fees - legal within the consolidated statement of operations. The advances are expensed as incurred, as the Company does not have recourse to any amounts incurred should Law Firm fail to secure recoveries, although it does have recourse to any amounts advanced that have not been incurred as an expense.

Under the legal services agreement, Company shall advance certain of Law Firm’s monthly expenses, including payroll and overhead; however, should Law Firm earn fees under the legal service agreements (the “Existing LSAs”) noted below, net of pre-existing obligations including payments to co-counsel sufficient to cover its monthly expenses, Company is entitled to reimbursement of the advance of said monthly expenses. Further, to the extent that Law Firm earns a surplus of fees in excess of its monthly expenses, said surplus shall be used to reimburse past amounts of Law Firm’s monthly expenses that Company advanced. For the years ended December 31, 2023 and 2022, approximately $19.2 million and $9.6 million, respectively, of the $36.5 million advanced by the Company to the Law Firm has been incurred for expenses pursuant to the legal services agreement.

Legal Services – Law Firm

Certain Company entities have previously entered into the Existing LSAs with the Law Firm, an affiliate of certain Members, for the recovery of Claims. Pursuant to the terms of the Existing LSAs, the Law Firm provides the Company with investigation, case management, research and legal services in the pursuit of recovery of Claims in exchange for a portion of the recovered proceeds relating to such Claims. The Existing LSAs also provide that the Law Firm serves as lead counsel or co-lead counsel for any litigation relating to such Claims. As of December 31, 2023 there was no amount due, as amounts paid through the prepaid noted above had covered amounts of existing LSAs due to the Law Firm for Claim recoveries. For the years ended December 31, 2023 and 2022, $19.2 million and $29.7 million, respectively, was included in Professional fees - legal for expenses related to the Law Firm in the consolidated statements of operations. The amounts are related to the payment of Law Firm expenses as noted above. For the year ended December 31, 2022, the Company issued Class A common stock shares to the Law Firm employees, which were deemed to be share based compensation. As such $20.1 million of expense was included within Professional fees - Legal for expenses related to the Law Firm in the consolidated statements of operations for the year ended December 31, 2022.

In addition, during fiscal year 2023, the Company issued an unsecured promissory note in an aggregate principal amount of $4.95 million to the Law Firm, to provide general operational funding (the “Law Firm Loan”). The aggregate unpaid principal amount of this promissory note is due 24 months from the date of the last advance from the Second Amended and Restated First Lien Credit Agreement is made. This promissory note does not carry interest and is payable by the Company at any time, without prepayment penalties, fees, or other expenses. On March 4, 2024, the Board authorized the partial repayment of the Law Firm Loan in the amount of $0.4 million, which funds were to be used for the express purpose of paying property taxes on real property owned and pledged by the MSP Principals to HPH as collateral in connection with the Working Capital Credit Facility.

For the years ended December 31, 2023 and 2022, $0.3 million and $0.4 million, respectively, were included in cost of Claims recoveries for expenses related to the Law Firm in the consolidated statements of operations. For the year ended December 31, 2021, no amounts of cost of Claims recoveries for expenses related to the Law Firm were included in the consolidated statements of operations.

The Law Firm may also collect and/or hold cash on behalf of the Company in the ordinary course of business. As of December 31, 2023 and 2022, $0.8 million and $2.1 million, respectively, was due from the Law Firm and included in the consolidated balance sheets in Affiliate Receivable. In addition, the Company rents office space from the Law Firm as discussed in Note 8, Leases.

MSP Recovery Aviation, LLC

The Company may make payments related to operational expenses on behalf of its affiliate, MSP Recovery Aviation, LLC (“MSP Aviation”). The Company has made payments in the periods of the financial statements only related to specifically billed flights. As of both December 31, 2023 and 2022, $0.2 million was due from MSP Aviation and included in the consolidated balance sheets in Affiliate Receivable. For the years ended December 31, 2023 and 2022, $0.2 million, $0.4 million, respectively, was included in General and

Administrative expenses related to MSP Aviation in the consolidated statements of operations. For the year ended December 31, 2021, the amount was included in General and Administrative expenses related to MSP Aviation in the consolidated statements of operation.

Funds Held for Other Entities

The Company may collect and/or hold cash on behalf of its affiliates in the ordinary course of business. As of both December 31, 2023 and 2022, $19.8 million was due to affiliates of the Company and included in the consolidated balance sheets in Affiliate Payable. These amounts were primarily due to Series MRCS, and will be repaid either through excess cash flows from operations or other financing. During the year ended December 31, 2021, the Company also entered into a note payable with Series MRCS as outlined in Note 7, Intangible Assets, Net. As of both December 31, 2023 and December 31, 2022, the balance of the note payable was $0.5 million and included in the consolidated balance sheets in Claims financing obligation and notes payable.

As of December 31, 2023 and 2022, there were additional receivables from other affiliates of $0.2 million and $0.1 million, respectively. These were included in the consolidated balance sheets in Affiliate Receivable.

VRM

Historically, MSP Recovery has received Claims recovery service income for services provided to VRM MSP. The Company concluded that VRM MSP is a related party due to ownership interests in the entity held by Series MRCS. During the years ended December 31, 2022 and 2021, $10.6 and $11.5 million, respectively, of claims recovery service income was received from VRM MSP as part of the servicing agreement and was included in the consolidated statements of operations. There was no Claims recovery service income for services provided to VRM MSP for the year ended December 31, 2023.

For the years ended December 31, 2023 and 2022, the Company recorded $221.4 million and $81.9 million, respectively, for interest expense related to the VRM Full Return and Virage MTA Amendment. Prior the Business Combination, the Company had not guaranteed the VRM Full Return therefore no amount of interest was recorded by prior to Business Combination.

Working Capital Credit Facility Collateral

Pursuant to the Second Amended and Restated First Lien Credit Agreement, and in order to secure those additional advances of Term Loan B beginning in January 2024, the Company approved for Messrs. John Ruiz and Frank Quesada to provide, as additional collateral, the following: (i) a pledge of the equity interests in an Affiliate of Messrs. John Ruiz and Frank Quesada; (ii) a mortgage on real property owned by an Affiliate of Messrs. John Ruiz and Frank Quesada, and (iii) a personal guaranty by Messrs. John Ruiz and Frank Quesada, as primary obligors, guaranteeing those additional advances of Term Loan B beginning in January 2024. On December 22, 2023, our Board approved the Company's payment of certain costs and fees (including legal fees) on behalf of John H. Ruiz and Frank C. Quesada, associated with the mortgage granted in connection with said guaranty, totaling $0.1 million. On March 4, 2024, the Board authorized the partial repayment of the Law Firm Loan in the amount of $0.4 million, which funds were to be used for the express purpose of paying property taxes on real property owned and pledged by the MSP Principals to HPH as collateral in connection with the Working Capital Credit Facility.

Note 16. INVESTMENTS IN EQUITY SECURITIES AND OBLIGATIONS TO DELIVER SECURITIES

The Company had an outstanding obligation to provide equity securities (a “short position”) as of December 31, 2020. The short position was classified as a liability, marked-to-market and was evaluated at Level 1 for fair value. During the year ended December 31, 2021, the Company covered its short position by acquiring 100,000 equity shares of a publicly traded U.S. company for $1.8 million, recognizing a realized loss of $193 thousand in Other income, net in the consolidated statements of operations. As of December 31, 2023 and 2022, the Company had no investments in equity securities.

Note 17. NET LOSS PER COMMON SHARE

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

Prior to the Business Combination, the equity structure of MSP Recovery included units which shared in the profits and losses of MSP Recovery. In reviewing the calculation of earnings per unit for periods prior to the Business Combination, the Company concluded that it resulted in values that would not be meaningful to the users of the consolidated financial statements. As such, earnings per share information for the year ended December 31, 2021 has not been presented. The basic and diluted earnings per share for the year ended December 31, 2022 represent loss from only the period from the Closing Date to December 31, 2022 for the Company.

The following table sets forth the computation of basic and diluted earnings per share of Class A common stock:

	Year Ended December 31,
(In thousands except shares and per share amounts)	2023	2022
Numerator - basic and diluted:
Net loss	$(835,145)	$(401,905)
Less: Net loss attributable to MSP Recovery, LLC pre-Business Combination	—	28,640
Less: Net loss attributable to the non-controlling interests post Business Combination	778,797	365,848
Net loss attributable to MSP Recovery, Inc. post-Business Combination	$(56,348)	$(7,417)

Denominator - basic and diluted:
Weighted-average shares of Class A common stock outstanding - basic	8,914,761	2,473,005
Weighted-average shares of Class A common stock outstanding - dilutive	8,914,761	2,473,005

Earnings per share of Class A common stock - basic	$(6.32)	$(3.00)
Earnings per share of Class A common stock - diluted	$(6.32)	$(3.00)

Shares of the Company’s Class V common stock do not participate in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class V common stock under the two-class method has not been presented.

In the calculation for earnings per share for the year ended December 31, 2023, the Company excluded from the calculation of diluted earnings per share 124,067,498 shares of Class V common stock, 2,950,157 Public Warrants outstanding, the CPIA Warrant exercisable for 2,666,667 shares of Class A Common Stock, and 894,754,824 New Warrants outstanding, as their effect would have been anti-dilutive.

In the calculation for earnings per share for the year ended December 31, 2022, the Company excluded from the calculation of diluted earnings per share 125,919,180 shares of Class V common stock, 3,319,304 Public Warrants outstanding, the CPIA Warrant exercisable for 2,666,667 shares of Class A Common Stock, 1,028,046,326 New Warrants outstanding because their effect would have been anti-dilutive.

Subsequent to December 31, 2023, the Company issued warrants to Virage, entitling VRM to purchase 62,073,998 shares of Class A Common Stock at a purchase price of $0.0001 per share for a period of two years from issuance, exercisable on a cashless basis.

Note 18. DERIVATIVE LIABILITY

For purposes of determining whether certain instruments are derivatives for accounting treatment, the Company follows the accounting standard that provides guidance for determining whether an equity-linked financial instrument, or embedded feature, is indexed to an entity’s own stock. The standard applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, and to any freestanding financial instruments that are potentially settled in an entity’s own common stock.

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

As a result of the Fee Amendment Agreement and termination of the OTC Forward Transaction, as of December 31, 2023, the Company no longer has any restricted cash, Class A Common Stock subject to possible redemption, or derivative liability in the consolidated balance sheets.

Note 19. SUBSEQUENT EVENTS

Settlement with 28 Affiliated Property and Casualty Insurers

On February 19, 2024, the Company reached a comprehensive settlement with 28 affiliated property and casualty insurers (the “P&C Insurers”). The terms of the confidential settlement agreement include:

•
The P&C Insurers’ agreement to provide ten years of historical data (identifying all claims processed from January 1, 2014, through the present) and data sharing of future claims, extending out for one year, assisting LifeWallet in reconciling its current and future assigned Medicare claims;
•
The P&C Insurers’ Implementation of LifeWallet’s coordination of benefits clearinghouse solution;
•
A 5-year agreement to resolve cooperatively, or through binding mediation, relevant Medicare claims (liens) that LifeWallet owns today and in the future;
•
The P&C Insurers’ agreement that they are primary payers for any unreimbursed Medicare lien that LifeWallet identifies from data sharing, and the P&C Insurers’ agreement to assign all rights to collect against other third parties that either failed to pay liens or collected twice from Medicare funds and the P&C Insurers; and
•
A cash payment from the P&C Insurers to LifeWallet to settle existing historical claims (amount subject to confidentiality).

Yorkville Letter Agreements; Third Convertible Note

On April 8, 2024, the Company and Yorkville reached an agreement to: (i) reduce the Floor Price under the Yorkville SEPA from $1.28 to $1.00; (ii) waive the first monthly payment due to the Floor Price Trigger, thereby curing the Floor Price Trigger; and (iii) extend the maturity date of the Convertible Notes to September 30, 2025. In addition, the parties agreed that the third Convertible Note for $5.0 million would be issued on April 8, 2024, with terms substantially the same as the previous Convertible Notes. On April 12, 2024, Yorkville further agreed that, to the extent that it holds Class A Common Stock in such quantities that would prevent the Company from utilizing the SEPA solely due to the Ownership Limitation, Yorkville commits to fund an additional advance in the principal amount of $13,000,000 on the same terms and conditions as the previous advances pursuant to the Yorkville SEPA. Refer to Note 1, Description of the Business, for additional information.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Internal Controls over Financial Reporting

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2023. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were not effective as of December 31, 2023 due to the material weaknesses discussed below.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for the preparation of our financial statements and related information. Management uses its best judgment to ensure that the financial statements present fairly, in material respects, our financial position and results of operations in conformity with generally accepted accounting principles.

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in the Exchange Act. These internal controls are designed to provide reasonable assurance that the reported financial information is presented fairly, that disclosures are adequate and that the judgments inherent in the preparation of financial statements are reasonable. There are inherent limitations in the effectiveness of any system of internal controls including the possibility of human error and overriding of controls. Consequently, an ineffective internal control system can only provide reasonable, not absolute, assurance with respect to reporting financial information.

Our internal control over financial reporting includes policies and procedures that: (i) pertain to maintaining records that, in reasonable detail, accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with generally accepted accounting principles and that the receipts and expenditures of company assets are made in accordance with our management and directors authorization; and (iii) provide reasonable assurance regarding the prevention of or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

Under the supervision of management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and subsequent guidance prepared by the Commission specifically for smaller public companies as of December 31, 2023.

Based on that evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2023 because it identified the following material weaknesses:

•
We did not have sufficient controls over the human resources and payroll processes, including:
o
Insufficient design and operation of controls as we did not have appropriate compensating controls over user access conflicts related to the system used for payroll.
o
Insufficient operation of controls resulting in a lack of an effective control environment over IT change management processes related to the implementation of the system used for payroll;
o
Insufficient design and operation of controls resulting in a lack of an effective control environment over review and approval of payroll entries and payroll processing.
•
We did not have controls in place to sufficiently review accounting for contract terminations, including accounting for the termination of vendor service contracts. This deficiency resulted in an adjustment to the Company’s consolidated financial statements as of and for the year ended December 31, 2023.

Changes in Internal Control Over Financial Reporting

Certain material weaknesses reported in 2022 were remediated in 2023. Except for the material weaknesses discussed above, there were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

Remediation Plan and Status

Management is in the process of implementing measures designed to remediate the control deficiencies that led to the material weaknesses as of December 31, 2023 in our human resources and payroll processes, as well as accounting for contract terminations. During 2024, we have initiated a plan and have begun to implement the following steps to address the material weaknesses in internal controls related to human resources and payroll processes:

o
We have begun designing and implementing appropriate compensating controls to mitigate existing user access conflicts within the payroll process.
o
We have begun designing and implementing a process to ensure the IT system implementations are appropriately approved, monitored, and tested prior to system deployment.
o
We have begun root cause analysis of control deficiencies and will conduct additional training for control performers of controls related to human resources and payroll processing.
o
We have fully transitioned to a third-party payroll services processor that undergoes SOC audit processes and will continue to obtain and review service organization controls reports provided by the vendor for fiscal year 2024.
o
We have begun designing and implementing process enhancements and controls to mitigate the risk of improper accounting treatment for contract terminations.

The material weaknesses will not be considered remediated until the new and redesigned controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

This Form 10-K does not include an attestation report of our independent registered public accounting firm due to an exemption established by the JOBS Act for “emerging growth companies.”

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

Item 9B. Other Information.

Yorkville Letter Agreement

On April 12, 2024, Yorkville agreed that, to the extent that it holds Class A Common Stock in such quantities that would prevent the Company from utilizing the SEPA solely due to the Ownership Limitation, Yorkville commits to fund an additional advance in the principal amount of $13,000,000 on the same terms and conditions as the previous advances pursuant to the Yorkville SEPA.

Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Management and Board of Directors

The following sets forth certain information, as of March 29, 2024, concerning the persons who serve as executive officers and members of the Board following.

Directors	Age	Position
John H. Ruiz	57	Class III Director
Frank C. Quesada	44	Class III Director
Ophir Sternberg	53	Class III Director
Beatriz Maria Assapimonwait	61	Class I Director
Michael Arrigo	65	Class II Director
Thomas Hawkins	62	Class II Director
Roger Meltzer	73	Class I Director

Executive Officers		Position
John H. Ruiz	57	Chief Executive Officer
Frank C. Quesada	44	Chief Legal Officer
Ricardo Rivera	52	Chief Operating Officer
Francisco Rivas-Vásquez	45	Chief Financial Officer
Alexandra Plasencia	39	General Counsel

Information about Executive Officers and Directors

Directors

John H. Ruiz

Experience: John Ruiz is a founder of LifeWallet and has served as Chief Executive Officer since the Company’s inception (in 2014 as MSP Recovery). Mr. Ruiz was named one of Lawyers of Distinction’s “2023 Power Lawyers,” for his accomplishments in healthcare law. He was also named “2019’s DBR Florida Trailblazer,” for his work in integrating data analytics into the practice of law, and for its positive impact on healthcare recoveries across the mainland U.S. and Puerto Rico. Over the course of his 30-year legal career, Mr. Ruiz has gained national recognition in class action, mass tort litigation, MDL consolidated cases, medical malpractice, products liability, personal injury, real estate, and aviation disaster cases. Recently, Mr. Ruiz led the legal strategy in the landmark victory handed down by the U.S. Court of Appeals for the Eleventh Circuit, in MSP Recovery Claims Series v. Ace American (11th Cir.). In addition, he has certified more than 100 class actions and led MSP’s participation in Humana v. Western Heritage (11th Cir.), MSP Recovery v. Allstate (11th Cir.), and MSPA Claims 1, LLC v. Kingsway Amigo Ins. Co. (11th Cir.). Mr. Ruiz has been involved as counsel in cases that have totaled more than $20 billion in settlements. These class actions resulted in some of the largest awards in Florida against major insurance companies. In total, Mr. Ruiz has certified class actions against major car insurers in the State of Florida, resulting in the current and potential redistribution of billions of dollars in improperly paid claims spanning a period of more than 10 years. Starting as early as 1996, Mr. Ruiz filed class-action lawsuits on behalf of more than 30,000 Miami-Dade County residents against the Florida Department of Agriculture for trespassing onto the private properties of homeowners and chopping down their citrus trees without any compensation. The case was ultimately certified, and the Department of Agriculture directly compensated all members of the aggrieved class. In 2001, Mr. Ruiz represented consumers in a class action lawsuit against Firestone that resulted in dozens of fatalities and thousands of serious blowouts. Mr. Ruiz was also hired as local counsel by numerous out of state law firms that had pending cases in Florida courts. The cases in aggregate settled for more than $30 million. Mr. Ruiz also represented the families of crash victims in a wrongful death suit against Chalk’s International Ocean Airway. Mr. Ruiz was the first lawyer to file a limited fund class action. The case settled for a confidential agreed amount. Mr. Ruiz is licensed to practice before the Court of Appeals for the Fourth Circuit, the US Court of Appeals for the Second Circuit, the US Court of Appeals for the Third Circuit, and the Florida Supreme Court.

Skills & Expertise: Mr. Ruiz brings to the Board leadership, legal, strategic, operational, brand management, and data analytics expertise from his expansive legal career, business background, and use of technology in his law practice. He has experience formulating legal strategy and case development from his work leading La Ley con John Ruiz. Mr. Ruiz has vast leadership and business strategy experience having founded or led companies across a variety of sectors, including legal, media, aviation, and manufacturing companies. Mr. Ruiz designed and developed information systems that streamlined his law practice and algorithms that analyze terabytes of data to identify and pursue recoveries in a variety of lawsuits. Mr. Ruiz’s mastery of brand development is evidenced by his pioneering of panel format television and radio to reach audiences, and his recent development of LifeWallet Sports to raise brand awareness through college athlete spokespersons.

Frank C. Quesada

Experience: Frank C. Quesada is a founding member of LifeWallet and has served as Chief Legal Officer since its inception. Mr. Quesada is also a Partner at MSP Recovery Law Firm. With over 16 years of healthcare and complex commercial litigation experience, Mr. Quesada oversees LifeWallet’s in-house attorneys and several nationally recognized law firms that assist MSP Recovery Law Firm in their recovery efforts. Additionally, he develops LifeWallet’s legal strategies and spearheads execution. Notably, Mr. Quesada led the execution of federal appellate strategies in MSP Recovery cases resulting in landmark legal victories and new Medicare Secondary Payer Act precedent benefitting Medicare entities across the country. These legal victories include MSP Recovery v. Allstate (11th Cir.), MSPA Claims 1 v. Tenet (11th Cir.), MSPA Claims 1 v. Kingsway Amigo (11th Cir.), and MSP Recovery Claims Series v. Ace American (11th Cir.). Mr. Quesada currently serves on the Board of Directors of USA Water Polo, Inc.

Skills & Expertise: Mr. Quesada brings to the Board leadership, legal, strategic, operational, governmental, business development, and data analytics expertise. Mr. Quesada brings a depth of legal and strategic experience from years of complex commercial litigation. Having served in elected office, Mr. Quesada leverages years of experience navigating the political landscape, creating and influencing policy. This experience carries over to the business world, making Mr. Quesada an effective communicator and advocate on behalf of the Company with bankers and potential clients. Prior to the Company and MSP Recovery Law Firm, Mr. Quesada managed his own law firm, overseeing attorneys with a substantial case load in the hospitality industry.

Ophir Sternberg

Experience: Ophir Sternberg is a Board Member of the Company, and was previously the Chairman, President and Chief Executive Officer of Lionheart Acquisition Corporation II, the SPAC through which MSPR became a publicly traded company. Mr. Sternberg is the Founder and Chief Executive Officer of Miami/Fort Lauderdale based Lionheart Capital, founded in 2010. Mr. Sternberg began his career assembling, acquiring, and developing properties in emerging neighborhoods in New York City, which established his reputation for identifying assets with unrealized potential and combining innovative partnerships with efficient financing structures to realize above average returns. Mr. Sternberg came to the United States in 1993 after completing three years of military service within an elite combat unit for the Israeli Defense Forces. In March 2020, Mr. Sternberg became Chairman of Nasdaq-listed OPES, and on June 30, 2020, announced the SPAC’s initial business combination with BurgerFi, a fast-casual “better burger” concept that consists of approximately 120 restaurants nationally and internationally. The OPES-BurgerFi business combination closed on December 16, 2020 and Mr. Sternberg is the Executive Chairman of the post-combination Nasdaq-listed company, BurgerFi International, Inc. (NASDAQ: BFI). On October 11, 2021, BurgerFi, led by Ophir Sternberg as Executive Chairman, announced the acquisition of Anthony’s Coal Fired Pizza & Wings, creating a multi-brand platform of premium casual restaurant concepts. With the acquisition of Anthony’s, BurgerFi now has 180 systemwide restaurant locations across the country through its two premium casual dining brands, with 61 Anthony’s locations and 119 BurgerFi locations. Mr. Sternberg is also the Chairman, President, and Chief Executive Officer of Lionheart III Corp, a SPAC that was originally formed for a $100 million raise, but on November 8, 2021, closed on its initial public offering at an upsized $125 million. Lionheart III Corp, under the ticker symbol LION, was welcomed into the Nasdaq family. On July 26, 2022, Lionheart III announced its business combination agreement with Security Matters Limited (“SMX”) (ASX:SMX), a publicly traded company on the Australian Securities Exchange, bringing the expected combined entity value to $360M. SMX creates a sustainable system within the current supply chain, designed for the 21st century economy. The SMX business combination closed on March 8, 2023.

Skills & Expertise: Mr. Sternberg brings to the Board leadership, strategic, operational, finance and business structuring, and capital markets experience. Mr. Sternberg is qualified to serve as a director due to his extensive experience in both the public and private company sectors. Having successfully launched a number of public companies, Mr. Sternberg is intimately familiar with the capital markets and large scale financing. Mr. Sternberg serves on the board of several public companies, and has led successful corporate growth strategies. Mr. Sternberg’s leadership qualities are demonstrated in his leadership positions over a variety of business sectors, including healthcare, hospitality, and technology.

Beatriz Assapimonwait

Experience: Beatriz (Betty) Assapimonwait has over 40 years of experience in the managed health care industry. Ms. Assapimonwait was, up until August 2021, Regional President for the South Florida region at Humana Inc. (NYSE:HUM) (“Humana”), one of the largest private insurance health insurers in the U.S. with a focus on administering Medicare Advantage plans. In her role at Humana, Ms. Assapimonwait was responsible for developing market strategies and leading all market operations for all Medicare lines of business, including HMOs and PPOs for the South Florida region. Prior to her role at Humana, she served as CEO of Family Physicians of Winter Park, Inc., until its acquisition by Humana, where from December 2016 to July 2019, she led the strategic and operational efforts of a global risk MSO with 22 primary clinics in the Central Florida Region. Additionally, she served as the Vice President of Medicare Advantage Prescription Drug Plans at Aetna, Inc. from November 2014 to November 2016; Chief Operations Officer at Innovacare Health, from January 2014 to October 2014; Founder and President of Seven Stars Quality Healthcare, from July 2013 to December 2013; and Regional President for the North Florida region at Humana, from January 2009 to June 2013. Ms. Assapimonwait served on the board of directors and served as Chair of the Strategy and Operations Committee for CareMax Inc. (Nasdaq:CMAX) from September 2021 to October 2023. She earned her Bachelor of Arts degree from Florida International University in 1983, and is certified in Healthcare Compliance by the Health Care Compliance Association and in HIPAA Compliance from

Kennesaw State University. She has won several awards and commendations, including being a Stevie Award Finalist of the American Business Awards for Best Customer Service Organization in 2004 and appointed Preceptor and Clinical Adjunct Faculty for the Healthcare Administration Program in 1997 at the University of Houston-Clear Lake.

Skills & Expertise: Ms. Assapimonwait brings to the Board leadership, strategic, operational, and healthcare industry experience. A proven effective leader, Ms. Assapimonwait has served in director and officer positions for large-scale healthcare companies, leading strategy and operations initiatives. Ms. Assapimonwait has relevant experience in the pharmaceutical industry and with Medicare Advantage drug plans.

Michael F. Arrigo

Experience: Michael F. Arrigo is a co-founder and the chief executive officer of No World Borders, Inc., a healthcare data, regulations, and economics firm with clients in the pharmaceutical, medical device, hospital, surgical center, physician group, diagnostic imaging, laboratory and genetic testing, health information technology, and health insurance markets. In his role at No World Borders, Inc., Mr. Arrigo advises MAOs who provide health insurance under Part C of the Medicare Act. He serves as an expert witness regarding medical coding and medical billing, fraud damages, HIPAA privacy, and Electronic Health Record software. Prior to his current role, Mr. Arrigo served as Vice President at First American Financial (NYSE: FAF) from October 2002 to February 2007, overseeing eCommerce and regulatory compliance technology initiatives for top mortgage banks; Vice President of Fidelity National Financial (NYSE: FNF) from 2002 to 2003; chief executive officer of one of the first cloud-based billing software companies, Erogo, from 2000 to 2002; Vice President of Marketing for an email encryption and security software company until its acquisition by a company that merged into Axway Software SA (Euronext: AXW.PA) from 1999 to 2000; CEO of LeadersOnline, an online recruiting venture of Heidrick & Struggles from 1997 to 1999; management consultant to Hewlett Packard, Oracle, and Symantec from 1994 to 1997; Vice President of Marketing for a software company acquired by a company that merged into Cincom Systems from 1992 to 1994; Product Manager at Ashton-Tate from 1987 to 1992 responsible for database software products including Microsoft/Sybase SQL Server. Mr. Arrigo earned his Bachelor of Science in Business Administration from the University of Southern California in 1981. His post-graduate studies include biomedical ethics at Harvard Medical School, biomedical informatics at Stanford Medical School, blockchain and crypto-economics at the Massachusetts Institute of Technology, and training as a Certified Professional Medical Auditor (CPMA), and the Wharton School in corporate governance.

Skills & Expertise: Mr. Arrigo brings to the Board leadership, strategic, regulatory, information technology, finance, and Medicare Advantage industry experience. Mr. Arrigo has broad business experience. A data specialist, Mr. Arrigo is intimately familiar with data management and analysis across the healthcare industry. He is admitted as an expert in court in healthcare privacy and cybersecurity (commonly known as HIPAA and the companion regulations such as the ARRA HITECH Act), medical billing, medical coding, electronic health records, fraud damages, fair market value physician compensation, and corporate governance. He led the Sarbanes Oxley internal audit for a public Fortune 100 firm in compliance with the Public Company Accounting Oversight Board (PCAOB) Standards. He qualifies as a financial expert as defined in Item 407(d)(5) of Regulation S-K promulgated under the Securities Act of 1933, as amended (the “Securities Act”). Having served in senior leadership positions at various information technology and finance companies, Mr. Arrigo is a proven valuable advisor and strategist.

Thomas W. Hawkins

Experience: Since March 2023, Thomas Hawkins has served on the board of directors of SMX (Security Matters) Public Limited Company, a technology company that enables materials to carry a history that can be authenticated through organization, use, recycle, and multiple reuse cycles; he is also a member of the company’s Risk and Audit Committee. Mr. Hawkins previously served as a Management Consultant for MEDNAX, Inc. from February 2014 to December 2017, after serving as General Counsel and Board Secretary from April 2003 to August 2012. Prior to that, Mr. Hawkins worked for New River Capital Partners as a Partner from January 2000 to March 2003; AutoNation, Inc. as Senior Vice President of Corporate Development from May 1996 to December 1999; Viacom, Inc. as Executive Vice President from September 1994 to May 1996; and Blockbuster Entertainment Corporation as Senior Vice President, General Counsel, and Secretary from October 1989 to September 1994. Mr. Hawkins currently serves on the board of directors of the Alumni Association of the University of Michigan, holding the position of Treasurer and thus leading the Finance Committee of the board. Mr. Hawkins received his Juris Doctor from Northwestern University in 1986 and his A.B. in Political Science from the University of Michigan in 1983.

Skills & Expertise: Mr. Hawkins brings to the Board leadership, finance, business, legal, and finance experience. Mr. Hawkins led companies across a variety of industries, including finance, entertainment, information technology, and retail sales. An experienced advisor, Mr. Hawkins is qualified to serve as a director due to his experience as a senior executive and chief legal officer at several public companies (including his experience acquiring companies and in finance) and with counseling and serving on boards of directors.

Roger Meltzer

Experience: Mr. Meltzer practiced law at DLA Piper LLP from 2007 and held various roles: Global Co-Chairman (2015 through 2020), and currently as Chairman Emeritus; Americas Co-Chairman (2013 through 2020); Member, Office of the Chair (2011 through 2020); Member, Global Board (2008 through 2020); Co-Chairman, U.S. Executive Committee (2013 through 2020); Member, U.S. Executive Committee (2007 through 2020); and Global Co-Chairman, Corporate Finance Practice (2007 through 2015). Prior to joining DLA Piper LLP, Mr. Meltzer practiced law at Cahill Gordon & Reindel LLP from 1977 to 2007 where he was a member of the Executive Committee from 1987 through 2007, Co-Administrative Partner and Hiring Partner from 1987 through 1999, and Partner from 1984 through 2007. Mr. Meltzer currently serves on the Advisory Board of Harvard Law School Center on the Legal Profession (May 2015—Present); and the Board of Trustees, New York University Law School (September 2011—Present); and previously served on the Corporate Advisory Board, John Hopkins, Carey Business School (January 2009—December 2012). He has previously served on the board of directors of: Lionheart II Corp (March 2021 to May 2022), Lionheart III Corp (March 2021 to August 2022), Haymaker Acquisition Corp. III (February 2021 to July 2022), certain subsidiaries of Nordic Aviation Capital (December 2021 to April 2022), The Legal Aid Society (November 2013 to January 2020), Hain Celestial Group, Inc. (December 2000 to February 2020), American Lawyer Media (January 2010 to July 2014) and The Coinmach Service Corporation (December 2009 to June 2013). Mr. Meltzer has also received several awards and honors and has been actively involved in philanthropic activity throughout his career. Mr. Meltzer received Juris Doctor degree in law from New York University School of Law and an A.B. from Harvard College. In February 2021, Mr. Meltzer joined the board of directors of Haymaker Acquisition Corp. 4, a special purpose acquisition company focused on identifying and implementing value creation initiatives within the consumer and consumer-related products and services industries. In February 2021, Mr. Meltzer joined the board of directors of Ubicquia LLC, a smart solutions infrastructure company. In May 2022, Mr. Meltzer joined the board of directors of MSP Recovery, Inc. following its business combination with Lionheart Acquisition Corp. II. In June 2022, Mr. Meltzer joined the board of directors of Aearo Holding LLC and affiliated entities. In August 2022, Mr. Meltzer joined the board of directors of Empatan Public Limited Company (“SMX”) following its business combination with Lionheart III Corp, Security Matters Limited and Aryeh Merger Sub Inc. In January 2023, Mr. Meltzer joined the board of directors of AID Holdings II (“Enlivant”), a senior living facility provider and portfolio company of TPG Capital L.P. In February 2023, Mr. Meltzer joined the board of directors of Klein Hersh, an executive recruitment firm that spans the life sciences continuum and healthcare industry. In April 2023, Mr. Meltzer joined the board of directors of Cyxtera Technologies, Inc., a company specializing in colocation and interconnection services, with a footprint of more than 60 data centers in over 30 markets. In May 2023, Mr. Meltzer joined the board of directors of John C. Heath, Attorney at Law PC d/b/a/ Lexington Law, an industry leader specializing in credit repair services. In August 2023, Mr. Meltzer joined the board of directors of Elixir, a subsidiary of Rite Aid, a leading pharmacy chain offering products for health and wellness. In November 2023, Mr. Meltzer joined the board of directors of SK Neptune Husky Intermediate I S.a.r.l. and related affiliates (“Heubach Group”), a leading producer of organic, inorganic and anti-corrosive pigments. In November 2023, Mr. Meltzer joined the board of directors of Careismatic Brands Inc., an innovative supplier of medical apparel and footwear. In November 2023, Mr. Meltzer joined the board of directors of Audacy Inc., a leading multi-platform audit content and entertainment company.

Skills & Expertise: Mr. Meltzer brings to the Board legal, finance, business, legal, and leadership experience. Mr. Meltzer is qualified to serve as a director due to his experience representing clients on high-profile, complex, and cross-border matters and his leadership qualities in managing a large international organization. During his tenure, DLA Piper was subject to a large-scale cybersecurity infiltration, and Mr. Meltzer was a leader of a small group of senior executives that managed the firm through that cyberattack.

Executive Officers

John H. Ruiz - See “-Management and Board of Directors.”

Frank C. Quesada - See “-Management and Board of Directors.”

Alexandra Plasencia

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

Ricardo Rivera

Ricardo Rivera currently serves as Chief Operating Officer of MSP Recovery, Inc. Mr. Rivera joined the Company in September 2019. From September 2019 until July 2021, Mr. Rivera served as the Chief of Staff, and from June 29, 2023 until November 1, 2023, Mr. Rivera served as the Interim Chief Financial Officer. Over the past 25 years Mr. Rivera has held positions as COO & CFO at various private corporations in the U.S. and internationally. Before joining the Company, Mr. Rivera was COO & CFO of Transatlantic Power Fund Management, LLC, a subsidiary of Transatlantic Power Holdings LLC. Mr. Rivera has a Master’s in Professional Accounting and a BBA in Accounting from the University of Miami.

Francisco Rivas-Vásquez

Francisco Rivas-Vásquez currently serves as Chief Financial Officer of MSP Recovery, Inc. Mr. Rivas-Vasquez joined the Company in November 2023. Prior to his appointment as CFO of MSP Recovery, Inc., Mr. Rivas-Vasquez served as Transaction Advisory Services Managing Director at BDO USA LLP since 2022. Mr. Rivas-Vasquez served as Deal Advisory Director for KPMG LLP from 2010 to 2022, and Manager/Senior Associate for KPMG LLP from 2005 to 2010. From 2002 to 2005, Mr. Rivas-Vasquez served as Audit Senior/Staff Accountant for Ernst & Young LLP. Mr. Rivas-Vasquez received a Master of Science in Accountancy from the University of Notre Dame and a Bachelor’s degree in Business Administration from the University of Miami.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s officers and directors, and greater than 10% shareholders, to file reports of ownership and changes in ownership of the Company’s securities with the SEC. Copies of the reports are required by SEC regulation to be furnished to the Company. We believe that, during 2023, our directors, executive officers, and 10% stockholders complied with all Section 16(a) filing requirements, except for late Form 4 filings by each of the non-employee directors, Roger Meltzer, Thomas Hawkins, Michael Arrigo, and Ophir Sternberg, each dated December 21, 2023 to report the grant of stock pursuant to the Company’s Omnibus Incentive Plan dated May 3, 2022, that was issued on December 18, 2023.

Corporate Governance Principles and Code of Ethics

Our Board is committed to sound corporate governance principles and practices. In order to clearly set forth our commitment to conduct our operations in accordance with our high standards of business ethics and applicable laws and regulations, our Board adopted Corporate Governance Guidelines applicable to our directors, executive officers and employees that complies with the rules and regulations of Nasdaq. A copy of our Corporate Governance Guidelines is available on our corporate website at https://investor.lifewallet.com, in the “Documents & Charters” section in the “Corporate Governance” tab. The information on our website shall not be deemed incorporated by reference in this Annual Report. You also may obtain without charge a printed copy of the Corporate Governance Guidelines by sending a written request to: LifeWallet General Counsel, 2701 South Le Jeune Road, Floor 10, Coral Gables, Florida 33134.

Board of Directors

The business and affairs of the Company are managed by or under the direction of the Board. The Board is currently composed of seven members.

The Board held 14 meetings and acted by written consent without a meeting on 11 occasions during the year ended December 31, 2023. In 2023, each person serving as a director attended at least 75% of the total number of meetings of our Board and any Board committee on which he or she served.

Board Committees

Pursuant to our bylaws, our Board may establish one or more committees of the Board however designated, and delegate to any such committee the full power of the Board, to the fullest extent permitted by law.

The standing committees of our Board currently include an Audit Committee, Cybersecurity Subcommittee, Compensation Committee, and a Nominating and Corporate Governance Committee. Each of the committees reports to the Board as such committee deems appropriate and as the Board may request. The composition, duties, and responsibilities of these committees are as follows:

The Company’s corporate governance guidelines and the charters of the audit committee, compensation committee, and nominating and corporate governance committee of the Board of Directors are available on the Company’s website, https://investor.lifewallet.com, in the “Documents & Charters” section in the “Corporate Governance” tab. The Company shall provide to any person without charge, upon request, a copy of any of the foregoing materials. Any such request must be made in writing to the General Counsel of the Company, c/o MSP Recovery, Inc., 2701 S. Le Jeune Road, Floor 10, Coral Gables, Florida 33134.

Item 11. Executive Compensation.

Summary Compensation Table

The following table presents information regarding the total compensation awarded to, earned by, and paid to the named executive officers of LifeWallet for services rendered to LifeWallet in all capacities for the years indicated.

Summary Compensation Table
Name and Principal Position	Year	Salary ($) [1]	Bonus ($)	Stock Awards ($) [6]	Option Awards ($) [6]	Non-Equity Incentive Plan Compensation ($) [6]	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) [6]	All Other Compensation ($) [2]	Total ($)
John H. Ruiz [3]	2023	$917,500	—	—	—	—	—	$89,832	$1,007,332
Chief Executive Officer	2022	$964,507	—	—	—	—	—	$427,382	$1,391,889
Frank C. Quesada [4]	2023	$600,000	—	—	—	—	—	$5,750	$605,750
Chief Legal Officer	2022	$318,339	—	—	—	—	—	$190,365	$508,704
Ricardo Rivera [5]	2023	$600,000	$75,000	—	—	—	—	—	$675,000
Chief Operating Officer	2022	$506,130	—	—	—	—	—	—	$506,130
1.
The salary amounts represent the actual amounts paid during the fiscal year. For Mr. Ruiz, his salary represents what was paid from January 1, 2023, until June 26, 2023, at which point Mr. Ruiz voluntarily reduced his salary to $35,000.
2.
Amounts reported in the “All Other Compensation” column reflect amounts paid to our named executive officers by the Law Firm for their services to the Company. The relationship between the Company and the Law Firm, which is an entity that is not part of the Business Combination, is fully described in “Certain Relationships and Related Party Transactions—Certain Relationships and Related Party Transactions-The Company—Legal Services-MSP Recovery Law Firm.” Except as detailed below, in 2023 and 2022, the total amount of perquisites and personal benefits for each of the NEOs was less than $10,000.
3.
All Other Compensation includes the cost of employee benefit plan premiums and other insurance benefits, and for 2022 and 2023, $89,832 per year paid by the Law Firm for life insurance premiums, and in 2022, $48,000 for personal security paid by Law Firm to a limited liability company.
4.
All Other Compensation includes the cost of employee benefit plan premiums and other insurance benefits, and for 2022 and 2023, $5,750 per year paid by the Law Firm for life insurance premiums.
5.
All Other Compensation includes the cost of employee benefit plan premiums and other insurance benefits.
6.
During the years 2023 and 2022, the NEOs did not receive stock awards, option awards, non-equity incentive plan compensation, or non-qualified deferred compensation earnings.

Narrative Disclosure to Summary Compensation Table

For 2023, the principal elements of compensation provided to the named executive officers were base salaries, bonuses, and broad-based employee benefits.

Base Salary

During 2023, each of our named executive officers received an annual base salary from the Company as a fixed component of compensation. See the “Summary Compensation Table.” Base salaries were either determined when the named executive officers entered into their employment agreements or were determined by the Compensation Committee, and are intended to attract and retain individuals with superior talent commensurate with their relative expertise and experience. Considerations in determining base salary amounts include the executive’s performance, level of responsibility, experience, and comparative salaries in the marketplace.

Cash Bonus Compensation

The Company paid a cash performance bonus to Mr. Rivera during the fiscal year ended December 31, 2023.

Equity Compensation

The Company did not issue any equity compensation in fiscal year ended December 31, 2023. The Company intends to issue equity awards under the Incentive Plan, a copy of which is filed as an Exhibit 10.16 to our Form S-1 Registration Statement filed on November 30, 2022.

Outstanding Equity Awards at Fiscal Year-End

As of December 31, 2023, the named executive officers did not have any outstanding equity awards.

Fiscal Year 2023 Director Compensation Table

The following table provides information regarding the total compensation that was earned by or paid to each of our non-employee directors during the fiscal year ended December 31, 2023. Other than as set forth in the table and described below, we did not pay any compensation, make any equity awards or non-equity awards to, or pay any other compensation to any of the non-employee members of our Board of Directors. John H. Ruiz, our Chief Executive Officer, did not receive any compensation for his service as a member of our Board of Directors during 2023. Frank C. Quesada, our Chief Legal Officer, did not receive any compensation for his service as a member of our Board of Directors during 2023. To the extent applicable, we reimburse non-employee directors for travel expenses incurred in attending meetings of our Board of Directors or any committee thereof.

2023 Non-Employee Director Compensation Table
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total Compensation ($)
Ophir Sternberg	$146,100(1)	$165,900	—	—	—	$312,000
Beatriz Assapimonwait	$165,100(1)	$165,900	—	—	—	$331,000
Michael Arrigo	$196,100(1)	$165,900	—	—	—	$362,000
Thomas Hawkins	$181,100(1)	$165,900	—	—	—	$347,000
Roger Meltzer	$196,100(2)	$165,900	—	—	—	$362,000
1.
Includes $75,000 of cash compensation for additional services performed in connection with the Special Committee.
2.
Includes $100,000 of cash compensation for additional services performed in connection with the Special Committee.

Narrative Disclosure to Director Compensation Table

During the fiscal year ended December 31, 2023, the Compensation Committee and the Board determined that each non-employee director was entitled to receive a $237,000 retainer per year regardless of committee services, paid in 30% cash and 70% equity. In addition to the $237,000 retainer for each non-employee director, some directors received additional payment as follows:

•
$35,000 cash retainer per year for the chairman of the audit committee or $25,000 cash retainer per year for each other member of the audit committee; and
•
$25,000 cash retainer per year for the chairman of the compensation committee or $19,000 cash retainer per year for each other member of the compensation committee.

Compensation for our non-employee directors is not limited to the payments determined by our compensation policies. Our non-employee directors remain eligible to receive equity awards and cash or other compensation as may be provided from time to time at the discretion of our Board. No such awards or payments were made in 2023.

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

Effective June 26, 2023, Mr. Ruiz voluntarily reduced his salary to $35,000. On April 12, 2024 the Board of Directors voted to reinstate Mr. Ruiz’s salary retroactively from January 1, 2024 in accordance with the terms of his employment agreement.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information known by us regarding the beneficial ownership of the Common Stock as of April 5, 2024, by:

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

The percentage of beneficial ownership is based on 15,636,062 shares of Class A Common Stock issued and outstanding as of April 5, 2024, and 124,067,498 shares of Class V Common Stock issued and outstanding as of April 5, 2024, as applicable, the only outstanding classes of the Company’s common stock. Unless otherwise indicated, the address for each of the persons listed in the table below is c/o MSP Recovery, Inc., 2701 Le Jeune Road, Floor 10, Coral Gables, Florida 33134.

Beneficial Stock Ownership Table
	Class A Common Stock (1)		Class V Common Stock (2)
Beneficial Owner Name	Number of Shares	%	Number of Shares	%
Named Executive Officers & Directors
John H. Ruiz (3)(4)	85,712,930	86.55%	83,366,304	67.19%
Frank C. Quesada (5)(6)	36,351,878	70.30%	36,055,614	29.06%
Ricardo Rivera (7)	1,868	*	—	—
Alexandra Plasencia (8)	1,433	*	—	—
Michael F. Arrigo	23,588	*	—	—
Beatriz Assapimonwait	—	*	—	—
Roger Meltzer (9)(10)	70,933	*	—	—
Thomas W. Hawkins (9)(11)	120,933	*	—	—
Ophir Sternberg (9)(12)	25,305,233	62.15%	—	—
Francisco Rivas-Vásquez	—	*	—	—
All directors and officers as a group (10 individuals)	147,588,796	92.05%	119,421,918	96.26%

5% Stockholders
Series MRCS (13)	16,539,120	51.40%	16,539,120	13.33%
Brickell Key Investments LP (14)	2,666,667	14.57%	—	—
Oliver SPV Holdings LLC (15)	2,381,603	13.23%	—	—
YA II PN, LTD. (16)	1,735,410	9.99%	—	—
Virage Recovery Master LP (17)	1,731,914	9.99%	3,739,964	3.01%
Alex Ruiz (18)	1,680,000	10.74%	—	—
Palantir Technologies, Inc. (19)	955,647	6.11%	—	—
Paul Rapisarda (20)	876,474	5.31%	—	—

* Less than one percent (1%)

1. Includes shares of Class A Common Stock issuable pursuant to derivatives (including Up-C Units and warrants) exercisable within 60 days of April 5, 2024, and New Warrants exercisable to purchase 1/25 of one share (post Reverse Stock Split, of Class A Common Stock, but only exercisable in lots of 25 to purchase whole shares).

2. Shares of Class V Common Stock are non-economic voting shares of the Company.

3. Includes 912,786 shares of Class A Common Stock and 846,000 warrants directly held by Mr. Ruiz. In addition to securities directly held by Mr. Ruiz in his individual capacity, includes shares held by the following entities Jocral Family LLLP, Ruiz Group Holdings Limited, LLC and Series MRCS, a series of MDA, Series LLC, a Delaware series limited liability company (“Series MRCS”), including shares held by Series MRCS for the benefit of Jocral Holdings LLC. Reported figures do not include securities held by John Ruiz II, Mr. Ruiz’s son, in his capacity as a Member, or by Alex Ruiz, Mr. Ruiz’s son, of which Mr. Ruiz disclaims beneficial ownership.

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

5. Includes 280,282 shares of Class A Common Stock and 399,539 warrants directly held by Mr. Quesada. In addition to securities directly held by Mr. Quesada in his individual capacity, includes shares held by Quesada Group Holdings LLC and Series MRCS.

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

7. Consists of 1,868 shares of Class A Common Stock.

8. Consists of 1,433 shares of Class A Common Stock held by the spouse of Alexandra Plasencia.

9. The business address for each of these individuals is c/o, Lionheart Equities LLC, 4218 NE 2nd Avenue, Miami, Florida 33137.

10. Roger Meltzer has been a member of the Board since 2021. Beneficial ownership includes 23,733 shares of Class A Common Stock and 1,180,000 shares of Class A Common Stock underlying New Warrants.

11. Thomas Hawkins has been a member of the Board since 2021. Beneficial ownership includes (i) 26,133 shares of Class A Common Stock and 1,180,000 shares of Class A Common Stock underlying New Warrants held in an individual capacity and (ii) 400 shares of Class A Common Stock and 1,180,000 shares of Class A Common Stock underlying New Warrants held by the Estate of Steven R. Berrard. Thomas Hawkins holds sole voting and investment control over the shares held by the Estate of Steven R. Berrard as the personal representative.

12. Includes (i) 23,333 shares of Class A Common Stock held in an individual capacity, (ii) 23,300 shares of Class A Common Stock and 118,000,000 shares of Class A Common Stock underlying New Warrants owned by Lionheart Investments, LLC; (iii) 40,000 shares of Class A Common Stock and 118,000,000 shares of Class A Common Stock underlying New Warrants owned by Star Mountain Equities, LLC; (iv) 97,403 shares of Class A Common Stock and 273,029,937 shares of Class A Common Stock underlying New Warrants owned by Sponsor; and (v) 40,000 shares of Class A Common Stock and 118,000,000 shares of Class A Common Stock underlying New Warrants owned by the 2022 OS Irrevocable Trust. Mr. Sternberg holds sole voting and investment control over the shares held by each of Lionheart Investments, LLC, Star Mountain Equities, LLC, and Sponsor as the sole manager. Mr. Sternberg’s spouse holds sole voting and investment control over the shares owned by the 2022 OS Irrevocable Trust as its trustee and as a result, Mr. Sternberg may be deemed to have beneficial ownership of the shares owned by the 2022 OS Irrevocable Trust.

13. Includes 4,961,736 Up-C Units held by Series MRCS that are beneficially owned by Frank C. Quesada and 11,577,384 shares beneficially owned by John H. Ruiz (including through his affiliate, Jocral Holdings, LLC).

14. Includes 2,666,667 shares of Class A Common Stock issuable upon exercise of the CPIA Warrant pursuant to the Warrant Agreement, as amended, with Brickell Key Investments LP (“BKI”). BKI is a Delaware limited partnership with two non-US entities as partners. The ultimate beneficial owner for BKI is NatWest Pension Trustee Limited, the trustee for one of the five largest pension funds in the UK.

15. Beneficial ownership includes 549,948 Class A Common Stock (equivalent to 22,000 after the Reverse Stock Split) and 58,990,077 shares of Class A Common Stock underlying New Warrants as reported in Form 3 filed with the SEC on July 12, 2022. Alan Rubenstein holds sole voting and investment control over the shares held by Oliver SPV Holdings, LLC as its manager. The address for Mr. Rubenstein and Oliver SPV Holdings, LLC is 822 Oliver Street, Woodmere, New York 11598.

16. YA II PN, Ltd. is deemed to be the indirect beneficial owner of 1,735,410 shares of Class A Common Stock that YA II PN, Ltd. may acquire under the SEPA or the Convertible Notes within 60 days (based on 15,636,062 shares of Class A Common Stock outstanding as of April 5, 2024, and the additional 1,735,410 shares of Class A Common Stock that may be acquired within 60 days, and subject to the 9.99% ownership limitations).

17. The reported beneficial ownership includes 31,612 shares of Class A Common Stock, and up to 1,700,290 shares of Class A Common Stock that VRM, or entities associated with VRM, may acquire within 60 days from the exchange or exercise of Up-C Units or warrants, respectively, the exchange and exercise of which are subject to 9.99% beneficial ownership limitations (the “Beneficial Ownership Limitations”). VRM owns 31,497 shares of Class A Common Stock and it is the owner of record Up-C Units that may be exchanged for up to 3,739,964 shares of Class A Common Stock, subject to the Beneficial Ownership Limitations, and warrants exercisable for up to 62,073,998 shares of Class A Common Stock, subject to the Beneficial Ownership Limitations. Virage Recovery Participation LP owns 115 shares of Class A Common Stock and it is the owner of record of Up-C Units that may be exchanged for up to 683,815 shares of Class A Common Stock, subject to the Beneficial Ownership Limitations. The reported beneficial ownership percentage gives effect to the Beneficial Ownership Limitations, and is based on 15,636,062 shares of Class A Common Stock outstanding as of April 5, 2024, and an additional 1,700,290 shares of Class A Common Stock that may be acquired by VRM, or entities associated with VRM, within 60 days of April 5, 2024. Virage Recovery LLC, a Texas limited liability company, is the sole general partner of both Virage Recovery Master LP and Virage Recovery Participation LP. The sole members of Virage Recovery LLC are Edward Ondarza and Martin Shellist.

18. Alex Ruiz is the son of John H. Ruiz, the Company’s Chief Executive Officer.

19. Beneficial ownership includes 955,647 shares of Class A Common Stock.

20. Beneficial ownership includes 9,445 shares of Class A Common Stock and 867,029 shares of Class A Common Stock issuable upon exercise of New Warrants as reported in Form 4 filed with the SEC on May 2, 2023.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Advances and Promissory Notes

Pursuant to a loan agreement dated May 20, 2022, John H. Ruiz and Frank C. Quesada provided a cash loan to the Company in the amount of $13.0 million in order to satisfy the Service Fee Account condition as described in the Membership Interest Purchase

Agreement dated July 11, 2021 (the “Closing Loan”). The Closing Loan has an annual interest rate of 4% and was set to mature on November 23, 2022; however, the maturity date of the Closing Loan may be extended, at the option of the Company, for up to three successive six-month periods (for a total of 24 months). The Company exercised this right and extended the maturity date of the Closing Loan. This loan agreement was ratified by the Audit Committee on June 15, 2022.

Pursuant to a loan agreement dated June 16, 2022, La Ley con John H. Ruiz d/b/a MSP Recovery Law Firm and MSP Law Firm, PLLC (collectively, “Law Firm”) made a cash loan to the Company in the amount of approximately $112.8 million (the “New Loan”) in order to: (i) to fund the obligations to pay costs and expenses incurred in connection with the SPAC transaction undertaken by Lionheart II Holdings, LLC, and (ii) to fund operating expenses and other obligations of MSP Recovery, Inc., including repayment of certain funds that had been previously advanced to the Company by John H. Ruiz and Frank C. Quesada of approximately $24.0 million. The New Loan has an annual interest rate of 4%, paid-in-kind, and will mature four years from the effective date of the New Loan, with no prepayment penalty. This loan agreement was approved by the Audit Committee on June 15, 2022.

In addition to the New Loan, the Law Firm advanced an additional $4.95 million to the Company to cover certain expenses (the “Bridge Loan”). The Bridge Loan does not accrue interest on the unpaid balance and becomes due and payable upon funding of a credit facility that was being negotiated, but had not closed, at the end of fiscal year 2022, as set forth in Note 19 Subsequent Events of the 2022 Form 10-K. Company can repay the Bridge Loan at any time, without prepayment penalties, fees, or other expenses.

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

As of December 31, 2023 and 2022, $155 thousand and $153 thousand was due from MSP Aviation and included in the consolidated balance sheets in Affiliate Receivable. For the years ended December 31, 2023 and 2022, $187 thousand and $400 thousand was included in General and Administrative expenses related to MSP Aviation in the consolidated statements of operations, respectively. For the year ended December 31, 2021, the amounts were de minimis. Management of MSP intends to continue its relationship with MSP Aviation under an informal arrangement that provides MSP and its representatives with economic terms that are at least no less favorable than the terms it would receive if it were to engage an unrelated third party to provide substantially similar services. This agreement was approved by the Audit Committee on June 15, 2022.

Funds held for other entities

The Company may collect and/or hold cash on behalf of its affiliates in the ordinary course of business. As of both December 31, 2023 and 2022, $19.8 million was due to affiliates of the Company and included in the consolidated balance sheets in Affiliate Payable. These amounts were primarily due to Series MRCS, and will be repaid either through excess cash flows from operations or other financing. During the year ended December 31, 2022, the Company also entered into a note payable with Series MRCS as outlined in Note 7, Intangible Assets, Net. As of both December 31, 2023 and 2022, the balance of the note payable was $0.5 million and included in the consolidated balance sheets in Claims financing obligation and notes payable.

As of December 31, 2023 and 2022, there were additional receivables from other affiliates of $0.2 million and $0.1 million, respectively. These were included in the consolidated balance sheets in Affiliate Receivable.

VRM

Historically, MSP Recovery has received Claims recovery service income for services provided to VRM MSP. The Company concluded that VRM MSP is a related party due to ownership interests in the entity held by Series MRCS. During the years ended December 31, 2022 and 2021, $10.6 and $11.5 million, respectively, of claims recovery service income was received from VRM MSP as part of the servicing agreement and was included in the consolidated statements of operations. There was no Claims recovery service income for services provided to VRM MSP for the year ended December 31, 2023.

For the years ended December 31, 2023 and 2022, the Company recorded $221.4 million and $81.9 million, respectively, for interest expense related to the VRM Full Return and Virage MTA Amendment. Prior the Business Combination, the Company had not guaranteed the VRM Full Return therefore no amount of interest was recorded by prior to Business Combination.

Working Capital Credit Facility Collateral

Pursuant to the Second Amended and Restated First Lien Credit Agreement, and in order to secure those additional advances of Term Loan B beginning in January 2024, the Company approved for Messrs. John Ruiz and Frank Quesada to provide, as additional collateral, the following: (i) a pledge of the equity interests in an Affiliate of Messrs. John Ruiz and Frank Quesada; and (ii) a personal guaranty by Messrs. John H. Ruiz and Frank C. Quesada, as primary obligors, guaranteeing those additional advances of Term Loan B beginning in January 2024. On December 22, 2023, our Board approved the Company's payment of certain costs and fees (including legal fees) on behalf of John H. Ruiz and Frank C. Quesada, associated with a mortgage granted in connection with said guaranty, totaling $0.1 million.

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

Item 14. Principal Accounting Fees and Services.

The following is a summary of the fees billed to us by Deloitte & Touche LLP (“Deloitte”) for professional services rendered for the fiscal year ending December 31, 2023 and 2022.

Accounting Fees and Services
Fee Category	2023	2022
Audit Fees	$1,475,236	$1,444,002
Audit-Related Fees	226,895	895,821
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$1,702,131	$2,339,823

Audit Fees. The aggregate audit fees (inclusive of out-of-pocket expenses) billed by Deloitte were for professional services rendered for the audit of our annual financial statements and review of financial statements included in our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q filed with the SEC, and for services that are normally provided by the independent registered certified public accountants in connection with such filings, including amendments, or engagements for the fiscal year ended December 31.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

1. FINANCIAL STATEMENTS

The following is a list of the consolidated financial statements of MSP Recovery, Inc. filed with this Annual Report on Form 10-K, together with the reports of our independent registered public accountants and Management’s Report on Internal Control over Financial Reporting:

Financial Statements

2. FINANCIAL STATEMENT SCHEDULES

All financial statement schedules are omitted because the information is inapplicable or presented in the notes to the Consolidated Financial Statements.

3. EXHIBITS

The following documents are included as exhibits to this report:

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
2.1+	Membership Interest Purchase Agreement	8-K	001-39445	2.1	May 27, 2022
2.2+	Amendment No. 1 to Membership Interest Purchase Agreement	8-K	001-39445	2.2	May 27, 2022
2.3+	Amendment No. 2 to Membership Interest Purchase Agreement	8-K	001-39445	2.3	May 27, 2022
2.4+	Amendment No. 3 to Membership Interest Purchase Agreement	8-K	001-39445	2.4	May 27, 2022
2.5+	Amendment No. 4 to Membership Interest Purchase Agreement	8-K	001-39445	2.5	May 27, 2022
3.1+	Second Amended and Restated Certificate of Incorporation of the Company	8-K	001-39445	3.1	May 27, 2022
3.2+	Amended and Restated Bylaws of the Company	8-K	001-39445	3.2	May 27, 2022
3.3*	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of the Company
4.1+	Specimen Unit Certificate of the Registrant	8-K	001-39445	4.1	May 27, 2022
4.2+	Specimen Class A Common Stock Certificate of the Registrant	8-K	001-39445	4.2	May 27, 2022
4.3+	Specimen Warrant Certificate of the Registrant	8-K	001-39445	4.3	May 27, 2022
4.4+	Warrant Agreement, dated August 13, 2020, by and between the Registrant and Continental Stock Transfer & Trust Company, LLC	8-K	001-39445	4.4	May 27, 2022
4.5+	New Warrant Agreement	8-K	001-39445	4.5	May 27, 2022
4.6+	Form of New Warrant Certificate	8-K	001-39445	4.6	May 27, 2022
4.7+	CPIA Warrant Agreement	10-Q	001-39445	10.1	November 10, 2022
4.8*	VRM Warrant Agreement
4.9+	Form of Yorkville Convertible Debt	10-Q	001-39445	10.12	November 14, 2023
10.1+	Letter Agreement, dated August 13, 2020, by and among the Registrant and its officers, directors, Nomura and the Sponsor	S-4	6770	10.1	April 29, 2022
10.2+	Investment Management Trust Agreement, dated August 13, 2020, by and between the Registrant and Continental Stock Transfer & Trust Company, LLC	S-4	6770	10.2	April 29, 2022
10.3+	Registration Rights Agreement, dated August 13, 2020, by and among the Registrant and certain security holders	S-4	001-39445	10.3	April 29, 2022
10.4+	Securities Purchase Agreement, dated July 27, 2020, by and between the Sponsor and Nomura	S-4	001-39445	10.4	April 29, 2022

10.5+	Private Placement Unit Subscription Agreement, dated August 13, 2020, by and between the Registrant and the Sponsor	S-4	6770	10.5	April 29, 2022
10.6+	Private Placement Unit Subscription Agreement, dated August 13, 2020, by and between the Registrant and Nomura	S-4	6770	10.6	April 29, 2022
10.7+	Indemnification Agreement	S-4	6770	10.7	April 29, 2022
10.8+	Administrative Support Agreement, dated August 13, 2020, by and between the Registrant and the Sponsor	S-4	6770	10.8	April 29, 2022
10.9+	Forward Purchase Agreement, dated August 13, 2020, by and between the Company and Nomura	S-4	6770	10.9	April 29, 2022
10.10+	Form of Limited Liability Agreement of Opco	S-4	6770	10.10	April 29, 2022
10.11+	Amended and Restated Registration Rights Agreement	8-K	001-39445	10.3	May 27, 2022
10.12+	Tax Receivable Agreement	8-K	001-39445	10.4	May 27, 2022
10.13+	Sponsor Agreement	S-4	6770	10.13	April 29, 2022
10.14+	Employment Agreement, entered into as of May 23, 2022 by and between John H. Ruiz and Lionheart II Holdings, LLC	8-K	001-39445	10.5	May 27, 2022
10.14+	Employment Agreement, entered into as of May 23, 2022 by and between Frank C. Quesada and Lionheart II Holdings, LLC	8-K	001-39445	10.6	May 27, 2022
10.15+	Escrow Agreement, entered into as of May 23, 2022, by and among MSP Recovery, Inc., f/k/a “Lionheart Acquisition Corporation II,” Lionheart II Holdings, LLC, John H. Ruiz, as the representative of the Members and Continental Stock Transfer & Trust Company.	8-K	001-39445	10.7	May 27, 2022
10.16+	MSP Recovery, Inc. 2022 Omnibus Incentive Plan.	8-K	333-266374	99.1	July 28, 2022
10.17+	Lock-Up Agreement	8-K	001-39445	10.9	May 27, 2022
10.18+	Legal Services Agreement, entered into as of May 23, 2022, by and between Lionheart II Holdings, LLC, La Ley con John H. Ruiz P.A., d/b/a MSP Recovery Law Firm and MSP Law Firm.	8-K	001-39445	10.10	May 27, 2022
10.19+	Side Letter Agreement, entered into as of July 11, 2021, by and between John H. Ruiz and Lionheart Acquisition Corporation II and Lionheart I.I Holdings, LLC	8-K	001-39445	10.11	May 27, 2022
10.20+	Virage Side Letter Agreement, dated as of July 11, 2021, by and among John H. Ruiz, Frank C. Quesada, Lionheart Acquisition Corporation II and Lionheart II Holdings, LLC.	8-K	001-39445	10.12	May 27, 2022
10.21+	VRM Full Return Guaranty Agreement	S-4	6770	10.21	April 29, 2022
10.22+	Asset and Interest Transfer Agreement in relation to the Series MRCS Asset Acquisition	S-4	6770	10.22	April 29, 2022
10.23+	Transfer Agreement in relation to the VRM MSP Asset Acquisition	S-4	6770	10.23	April 29, 2022
10.24+	Master Transaction Agreement in relation to the VRM MSP Asset Acquisition	S-4	6770	10.24	April 29, 2022
10.25+	Common Stock Purchase Agreement, dated January 6, 2023, between MSP Recovery, Inc. and YA II PN, Ltd.	8-K	001-39445	10.1	January 12, 2023
10.26+	Registration Rights Agreement, dated January 6, 2023, between MSP Recovery, Inc. and YA II PN, Ltd.	8-K	001-39445	10.2	January 12, 2023
10.27+	Second Amended and Restated Claims Proceeds Investment Agreement, dated January 24, 2019, between MSPA Claims 1, LLC and Brickell Key Investments LP	S-1/A	333-268616	10.27	January 20, 2023
10.28+	Amendment to Claim Proceeds Investment Agreement, dated September 30, 2022, between MSP Recovery, Inc. and Brickell Key Investments LP	S-1/A	333-268616	10.28	January 20, 2023
10.29+	MTA Amendment and Binding Term Sheet, by and between Virage Recovery Master LP, Series MRCS, a series of MDA, Series LLC, John H. Ruiz, Frank C. Quesada, Virage Capital Management LP, MSP Recovery, LLC, La Ley con John H. Ruiz, MSP Recovery, Inc. and Lionheart II Holdings, LLC, dated April 12, 2023	8-K	001-39445	10.1	April 17, 2023
10.30+	Amended and Restated Secured Promissory Note, dated April 12, 2023 by and between the Company and Nomura Securities International, Inc.	8-K	001-39445	10.2	April 17, 2023

10.31+	Membership Interest Purchase Agreement, dated March 29, 2023, by and among MSP Recovery LLC, MSP Recovery Claims, Series, LLC and Hazel Holdings I LLC	10-K	001-39445	10.31	July 27, 2023
10.32+	Membership Interest Purchase Agreement, dated March 29, 2023 by and among MSP Recovery, LLC, MSP Recovery Claims Series 44, LLC, MSP Recovery Holding Series 01, LLC and Hazel Holdings I LLC	10-K	001-39445	10.32	July 27, 2023
10.33+	Credit Agreement, dated March 29, 2023 by and between Subrogation Holdings LLC, MSP Recovery, LLC, MSP Recovery Claims, Series LLC - Series 15-09-321 and Hazel Holdings I LLC	10-K	001-39445	10.33	July 27, 2023
10.34+	Amended and Restated Credit Agreement, dated March 29, 2023 by and between Subrogation Holdings LLC, MSP Recovery, LLC, MSP Recovery Claims, Series LLC - Series 15-09-321 and Hazel Holdings I LLC	10-K	001-39445	10.34	July 27, 2023
10.35*	Amended and Restated Collateral Administration Agreement, dated March 29, 2023, by and between Hazel Partners Holdings LLC, Subrogation Holdings, LLC and MSP Recovery LLC
10.36+	MTA Amendment No. 2 and Amendment to the Amended and Restated Security Agreement dated November 13, 2023 by and between Virage Recovery Master LP, Series MRCS, John H. Ruiz, Frank C. Quesada, Virage Capital Management LP, MSP Recovery, LLC, La Ley con John H. Ruiz, MSP Recovery, Inc. and Lionheart II Holdings, LLC	10-Q	001-39445	10.08	November 14, 2023
10.37+	Second Amended and Restated Credit Agreement, dated November 10, 2023 by and between Subrogation Holdings LLC, MSP Recovery, LLC, JRFQ Holdings, LLC, 4601 Coral Gables Property, LLC, Hazel Partners Holdings LLC and MSP Recovery Claims, Series LLC - Series 15-09-321	10-Q	001-39445	10.09	November 14, 2023
10.38+	Standby Equity Purchase Agreement dated November 14, 2023 by and between YA II PN, LTD. and MSP Recovery, Inc.	10-Q	001-39445	10.10	November 14, 2023
10.39+	Registration Rights Agreement dated November 14, 2023 by and between YA II PN, LTD. and MSP Recovery, Inc.	10-Q	001-39445	10.11	November 14, 2023
10.40*	Amended and Restated Promissory Note dated March 26, 2024 by and between the MSP Recovery, Inc. and Nomura Securities International, Inc.
10.41*

MTA Amendment No. 3 and Amendment No. 2 to the Amended and Restated Security Agreement dated March 26, 2024 by and between Virage Recovery Master LP, Series MRCS, a series of MDA, Series LLC, John H. Ruiz, Frank C. Quesada, Virage Capital Management LP, MSP Recovery, LLC, La Ley con John H. Ruiz, MSP Recovery, Inc. and Lionheart II Holdings, LLC

10.42*	Yorkville SEPA Side Letter executed April 12, 2024
10.43+	Yorkville Side Letter Agreement to Yorkville SEPA dated April 8, 2024	8-K	001-39445	10.1	April 12, 2024
23.1*	Consent of Deloitte & Touche LLP
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1#	Executive Officer Incentive Compensation Recovery Policy

101.INS*	XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

# Furnished herewith.

+ Previously filed.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MSP Recovery, Inc.

April 12, 2024	By:	/s/ John H. Ruiz
John H. Ruiz
Chief Executive Officer (Principal Executive Officer)

April 12, 2024	By	/s/ Francisco Rivas-Vásquez
Francisco Rivas-Vásquez
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ John H. Ruiz	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	April 12, 2024
John H. Ruiz

/s/ Francisco Rivas-Vásquez	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 12, 2024
Francisco Rivas-Vásquez

/s/ Frank C. Quesada	Director	April 12, 2024
Frank C. Quesada

/s/ Ophir Sternberg	Director	April 12, 2024
Ophir Sternberg

/s/ Beatriz Assapimonwait	Director	April 12, 2024
Beatriz Assapimonwait

/s/ Michael Arrigo	Director	April 12, 2024
Michael Arrigo

/s/ Thomas W. Hawkins	Director	April 12, 2024
Thomas W. Hawkins

/s/ Roger Meltzer	Director	April 12, 2024
Roger Meltzer