Form 10-Q
period 2024-03-31
MSP Recovery, Inc.
filed 2024-05-15
CIK 1802450

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 10, 2024, the registrant had 16,183,356 shares of Class A common stock, $0.0001 par value per share, and 124,067,498 shares of Class V common stock, $0.0001 par value per share, outstanding.

DEFINITIONS

Unless otherwise stated or unless the context otherwise requires, the terms “we,” “us,” “our,” the “Company,” and “LifeWallet” refer to MSP Recovery, Inc. d/b/a LifeWallet. As used in this Quarterly Report on Form 10-Q, unless otherwise noted or the context otherwise requires, the terms below are defined as follows:

“2023 Form 10-K” means the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, which was filed by the Company on April 15, 2024;

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

“Business Combination” means the transactions consummated on May 23, 2022 pursuant to the MIPA (as defined below), as described in more detail in Note 3, Business Combination, to the condensed consolidated financial statements included elsewhere in this Quarterly Report;

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

“Class A Common Stock” means the shares of the Company’s Class A common stock, par value $0.0001 per share, as described in more detail in Note 3, Business Combination, to the condensed consolidated financial statements included elsewhere in this Quarterly Report;

“Class B Unit” means the non-voting economic Class B Units of Opco, as described in more detail in Note 3, Business Combination, to the condensed consolidated financial statements included elsewhere in this Quarterly Report;

“Class V Common Stock” means the shares of the Company’s Class V common stock, par value $0.0001 per share, as described in more detail in Note 3, Business Combination, to the condensed consolidated financial statements included elsewhere in this Quarterly Report;

i

“Closing” means the closing of the Business Combination, as described in more detail in Note 3, Business Combination, to the condensed consolidated financial statements included elsewhere in this Quarterly Report;

“Closing Date” means May 23, 2022, the closing date of the Business Combination, as described in more detail in Note 3, Business Combination, to the condensed consolidated financial statements included elsewhere in this Quarterly Report;

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

“MIPA” means the Membership Interest Purchase Agreement, dated as of July 11, 2021, as described in more detail in Note 3, Business Combination, to the condensed consolidated financial statements included elsewhere in this Quarterly Report;

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

“New Warrants” means approximately 1,029,000,000 warrants, each exercisable to purchase 1/25 of one share of Class A Common Stock (but only exercisable in lots of 25 to purchase whole shares), which were issued as a dividend to the holders of record of Class A Common Stock as of the close of business on the date of Closing;

“Nomura” means Nomura Securities International, Inc.;

“Nomura Note” refers to the promissory note issued to Nomura on May 27, 2022, as amended and restated from time to time.

“Opco” means Lionheart II Holdings, LLC, a Delaware limited liability company and a wholly owned subsidiary of the Company;

“Paid Amount” (a/k/a Medicare Paid Rate or wholesale price) means the amount paid to the provider from the health plan or insurer. This amount varies based on the party making payment. For example, Medicare typically pays a lower fee for service rate than commercial insurers. The Paid Amount is derived from the Claims data we receive from our Assignors. In the limited instances where the data received lacks a paid value, our team calculates the Paid Amount with a formula. The formula used provides rates for outpatient services and is derived from the customary rate at the 95th percentile as it appears from standard industry commercial rates or, where that data is unavailable, the billed amount if present in the data. These amounts are then adjusted to account for the customary Medicare adjustment to arrive at the calculated Paid Amount. Management believes that this formula provides a conservative estimate for the Medicare paid amount rate, based on industry studies which show the range of differences between private insurers and Medicare rates for outpatient services. We periodically update this formula to enhance the calculated paid amount where that information is not provided in the data received from our Assignors. Management believes this measure provides a useful baseline for potential recoveries, but it is not a measure of the total amount that may be recovered in respect of potentially recoverable Claims, which in turn may be influenced by any applicable potential statutory recoveries such as double damages or fines, as described below. This calculation accounts for an approximate 6.58% increase in the total Paid Amount. Where we have to extrapolate a Paid Amount to establish damages, the calculated amount may be contested by opposing parties;

“Public Shares” means shares of Class A Common Stock included in the Public Units issued in the IPO or issued post IPO (whether they were purchased in the IPO or thereafter in the open market);

“Public Units” means units comprised of one share of Class A Common Stock and one-half of one Public Warrant issued in the IPO;

“Public Warrants” means warrants exercisable on a cashless basis only to purchase 1/25 of one share of Class A Common Stock (but only exercisable in lots of 25 to purchase whole shares), in accordance with its terms, as described in more detail in Note 3, Business Combination, to the condensed consolidated financial statements included elsewhere in this Quarterly Report;

“PVPRC” means the cumulative Paid Amount value of potentially recoverable Claims. We analyze our Claims portfolio and identify potentially recoverable Claims using Algorithms. PVPRC is a measure of the Paid Amount in respect of those potentially recoverable Claims. In the limited instances where the data received from our Assignors lacks a paid value, the adjustment formula described in the definition of Paid Amount is applied and increases PVPRC by approximately 6.04%;

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

“Up-C Unit” means each pair consisting of one share of Class V Common Stock and one Class B Unit, as described in more detail in Note 3, Business Combination, to the condensed consolidated financial statements included elsewhere in this Quarterly Report;

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

“Working Capital Credit Facility” means the credit agreement as described in more detail in Note 10, Claims Financing Obligations and Notes Payable, to the condensed consolidated financial statements included elsewhere in this Quarterly Report;

“Yorkville” means YA II PN, Ltd., a Cayman Islands exempt limited partnership fund managed by Yorkville Advisors Global, LP; and

“Yorkville SEPA” means that certain Standby Equity Purchase Agreement by and among the Company and Yorkville, Dated November 14, 2023.

Unless specified otherwise, amounts in this Quarterly Report are presented in U.S. dollars.

Defined terms in the financial statements contained in this Quarterly Report on Form 10-Q have the meanings ascribed to them in the financial statements or our 2023 Form 10-K.

Part I – Financial Information

Item 1. Financial Statements

MSP RECOVERY, INC. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
(In thousands except per share amounts)	2024	2023
ASSETS
Current assets:
Cash	$11,973	$11,633
Accounts receivable	—	217
Affiliate receivable (1)	1,242	1,188
Prepaid expenses and other current assets (1)	6,018	8,908
Total current assets	19,233	21,946
Property and equipment, net	4,886	4,911
Intangible assets, net (2)	3,011,882	3,132,796
Right-of-use assets	315	342
Total assets	$3,036,316	$3,159,995

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$11,507	$6,244
Affiliate payable (1)	19,822	19,822
Commission payable	924	821
Derivative liability	190	37
Warrant liability (1)	33,316	268
Other current liabilities (1)	17,008	19,314
Total current liabilities	82,767	46,506
Guaranty obligation (1)	984,450	941,301
Claims financing obligation and notes payable (1)	575,021	548,276
Lease liabilities	204	235
Loan from related parties (1)	130,328	130,709
Interest payable (1)	20,047	73,839
Total liabilities	$1,792,817	$1,740,866

Commitments and contingencies (Note 13)

Stockholders’ Equity (Deficit):
Class A common stock, $0.0001 par value; 5,500,000,000 shares authorized; 15,636,062 and 14,659,794 issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	$2	$1
Class V common stock, $0.0001 par value; 3,250,000,000 shares authorized; 124,067,498 and 124,132,398 issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	12	12
Additional paid-in capital	367,079	357,928
Accumulated deficit	(104,433)	(85,551)
Total Stockholders’ Equity	$262,660	$272,390
Non-controlling interest	980,839	1,146,739
Total equity	$1,243,499	$1,419,129
Total liabilities and equity	$3,036,316	$3,159,995

(1)
As of March 31, 2024 and December 31, 2023, the total affiliate receivable, prepaid expenses, affiliate payable, warrant liability, other current liabilities, guaranty obligation and loan from related parties balances are with related parties. In addition, the prepaid expenses and other current assets, claims financing obligation and notes payable, and interest payable includes balances with related parties. See Note 15, Related Party Transactions, for further details.
(2)
As of March 31, 2024 and December 31, 2023, intangible assets, net included $2.1 billion and $2.2 billion, respectively, related to a consolidated VIE. See Note 9, Variable Interest Entities, for further details.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MSP RECOVERY, INC. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended March 31,
(In thousands except per share amounts)	2024	2023
Claims recovery income	$6,001	$3,497
Claims recovery service income	—	498
Total Claims Recovery	$6,001	$3,995

Operating expenses
Cost of claim recoveries	1,673	1,021
Claims amortization expense	121,014	113,469
General and administrative (1)	5,566	6,855
Professional fees	4,420	9,728
Professional fees – legal (2)	3,467	8,551
Allowance for credit losses	—	5,000
Depreciation and amortization	67	9
Total operating expenses	136,207	144,633
Operating Loss	$(130,206)	$(140,638)

Interest expense (3)	(97,953)	(42,390)
Other income (expense), net	252	6,627
Change in fair value of warrant and derivative liabilities	51,307	2,255
Net loss before provision for income taxes	$(176,600)	$(174,146)

Provision for income tax expense	—	—
Net loss	$(176,600)	$(174,146)

Less: Net (income) loss attributable to non-controlling interests	157,718	169,230
Net loss attributable to MSP Recovery, Inc.	$(18,882)	$(4,916)

Basic and diluted weighted average shares outstanding, Class A Common Stock	15,013,881	3,544,381
Basic and diluted net income per share, Class A Common Stock	$(1.26)	$(1.39)

(1)
For the three months ended March 31, 2024 general and administrative expenses included $45.1 thousand of related party expenses. See Note 15, Related Party Transactions, for further details. No such related party expenses were present for the three months ended March 31, 2023.
(2)
For the three months ended March 31, 2024 and 2023, Professional Fees—legal included $3.0 million and $4.2 million, respectively, of related party expenses related to the Law Firm. See Note 15, Related Party Transactions, for further details.
(3)
For the three months ended March 31, 2024 and 2023, interest expense included $73.4 million and $37.1 million, respectively, related to interest expense due to VRM. See Note 15, Related Party Transactions, for further details.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MSP RECOVERY, INC. and Subsidiaries

Condensed Consolidated Statements of Changes in Equity

(Unaudited)

Three Months Ended March 31, 2024

	Class A Common Stock		Class V Stock
(In thousands except shares)	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Non-Controlling Interests	Total Equity
Balance at December 31, 2023	14,659,794	$1	124,132,398	$12	$357,928	$(85,551)	$1,146,739	$1,419,129
Class A Issuances	976,268	1	(64,900)	—	9,151	—	(8,182)	970
Net loss	—	—	—	—	—	(18,882)	(157,718)	(176,600)
Balance at March 31, 2024	15,636,062	$2	124,067,498	$12	$367,079	$(104,433)	$980,839	$1,243,499

Three Months Ended March 31, 2023

	Class A Common Stock		Class V Stock
(In thousands except shares)	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Non-Controlling Interests	Total Equity
Balance at December 31, 2022	2,984,212	$—	125,919,180	$13	$137,069	$(29,203)	$2,077,586	$2,185,465
Conversion of Warrants	4,167	—	—	—	336	—	(170)	166
Class A Issuances	851,737	—	(794,319)	—	16,236	—	(14,178)	2,058
Net loss	—	—	—	—	—	(4,916)	(169,230)	(174,146)
Balance at March 31, 2023	3,840,116	$—	125,124,861	$13	$153,641	$(34,119)	$1,894,008	$2,013,543

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MSP RECOVERY, INC. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended March 31,
(In thousands)	2024	2023
Cash flows from operating activities:
Net loss (1)	$(176,600)	$(174,146)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	67	9
Claims amortization expense	121,014	113,469
Paid-in-kind interest (1)	97,940	41,937
Allowance for credit losses	—	5,000
Change in fair value of warrant liability	(51,460)	(2,413)
Gain on sale of intangibles	—	(4,599)
Mark-to-market gain on liability payable in stock	(253)	—
Professional fees settled in shares	469	—
Change in fair value of derivatives	153	(158)
Non-cash lease expense	2	—
Change in operating assets and liabilities:
Accounts receivable	217	(3,313)
Prepaid expenses and other assets	2,890	4,038
Affiliate receivable (1)	(54)	2,096
Affiliate payable (1)	—	39
Accounts payable, commission payable and accrued liabilities	3,470	8,065
Net cash used in operating activities	(2,145)	(9,976)

Cash flows from investing activities:
Purchases of property and equipment	(43)	(693)
Purchases of intangible assets	(100)	(1,234)
Proceeds from sale of intangible assets	—	10,000
Net cash (used in) provided by investing activities	(143)	8,073

Cash flows from financing activities:
Proceeds from debt financing	4,500	15,000
Deferred financing costs	—	(125)
(Payments) Proceeds on related party loan (1)	(382)	4,950
Release of temporary equity	—	(11,420)
Repayment of the Claims financing obligation	(1,490)	—
Net cash provided by financing activities	2,628	8,405

Increase in cash	340	6,502
Cash at beginning of year	11,633	15,081
Cash at end of period	$11,973	$21,583

Supplemental disclosure of non-cash investing and financing activities:
Sale of intangible assets	$—	$30,897
Purchase of intangible asset financed by note payable	$—	$250,000
Release of temporary equity	$—	$1,807
Original issue discount	$3,000	$10,000
Payment of professional fees through issuance of Class A common stock	$469	$—

Cash paid during the period for:
Interest	$379	$—

(1)
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

Comprehensive Settlement with 28 Affiliated Property and Casualty Insurers

On March 1, 2024, the Company reached a comprehensive settlement with 28 affiliated property and casualty insurers (the “P&C Insurers”). The terms of the confidential settlement agreement include:

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

The revenue generated from this settlement is included within the Claims recovery income in the condensed consolidated statement of operations for the three months ended March 31, 2024.

Yorkville Purchase Agreement and Yorkville Standby Equity Purchase Agreement

On January 6, 2023, the Company entered into a Company Common Stock Purchase Agreement (the “Yorkville Purchase Agreement”) with YA II PN, Ltd., a Cayman Island exempted company (“Yorkville”), which replaced the CF Agreement discussed in “Committed Equity Facility” within Note 10, Claims Financing Obligations and Notes Payable. Pursuant to the Yorkville Purchase Agreement, the Company has the right to sell to Yorkville from time to time at its option up to $1 billion in shares of the Company’s Class A Common Stock, subject to the terms, conditions and limitations set forth in the Yorkville Purchase Agreement.

On November 14, 2023, the Company entered into the Standby Equity Purchase Agreement (“Yorkville SEPA”) with Yorkville, which fully amended and restated the Yorkville Purchase Agreement described above. Pursuant to the Yorkville SEPA, the Company has the right to sell to Yorkville up to $250.0 million of its shares of common stock, subject to certain limitations and conditions set forth in the Yorkville SEPA, from time to time during the term of the Yorkville SEPA. Sales of the shares of common stock to Yorkville under the Yorkville SEPA, and the timing of any such sales, are at the Company’s option, and the Company is under no obligation to

MSP RECOVERY, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

sell any shares of common stock to Yorkville under the Yorkville SEPA except in connection with notices that may be submitted by Yorkville, in certain circumstances as described below.

Pursuant to the terms and conditions set forth in the Yorkville SEPA, the Company has the right, but not the obligation, from time to time at its discretion until the Yorkville SEPA is terminated to direct Yorkville to purchase a specified number of shares of common stock (“Advance”) by delivering written notice to Yorkville (“Advance Notice”). While there is no mandatory minimum amount for any Advance, it may not exceed an amount equal to 100% of the average of the daily traded amount during the five consecutive trading days immediately preceding an Advance Notice.

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

On April 8, 2024, the Company and Yorkville agreed to an amendment to the Yorkville SEPA and Convertible Notes (the “Yorkville Letter Agreement”) in which: (1) the Floor Price Trigger (as defined below) was reduced from $1.28 to $1.00; (2) the Floor Price Trigger (as defined below) for the 10-day period ending February 5, 2024 has been cured and the monthly payment of $1.5 million that would have been due, was waived; and (3) the maturity date of the Convertible Notes was extended to September 30, 2025. In addition, the third Convertible Note for $5.0 million was issued on April 8, 2024. On April 12, 2024, Yorkville further agreed that, to the extent that it holds Class A Common Stock in such quantities that would prevent the Company from utilizing the SEPA solely due to the Ownership Limitation, Yorkville commits to fund an additional advance in the principal amount of $13.0 million on the same terms and conditions as the previous advances pursuant to the Yorkville SEPA. On May 2, 2024, the Company and Yorkville reached an agreement to reduce the Floor Price (as defined below) under the Yorkville SEPA from $1.00 to $0.50.

As required pursuant to the Second Amended and Restated Nomura Note (defined in Note 3, Business Combination), 50% of the aggregate proceeds under the Yorkville SEPA will be used to pay amounts outstanding thereunder (first towards accrued and unpaid interest, if any, then towards principal) and the remaining 50% of such proceeds will be used to pay amounts due under the Convertible Notes, if any, or be paid to the Company after the Convertible Notes are fully repaid. Pursuant to the Third Virage MTA Amendment, 25% of the Company’s portion of any net proceeds from the Yorkville SEPA would be used to pay down the VRM Full Return after the Convertible Notes are fully satisfied.

Interest shall accrue on the outstanding balance of any Convertible Notes at an annual rate equal to 5.0%, subject to an increase to 18% upon an event of default as described in the Convertible Notes, and is payable upon maturity or upon the occurrence of a Trigger Event. The maturity date of each Convertible Note will be September 30, 2025, and may be extended at the option of Yorkville. Yorkville may convert the Convertible Notes into shares of the Company’s common stock at a conversion price equal to the lower of 120% of VWAP the day prior to the date of the closing of each tranche (the “Fixed Price”) or 95% of the lowest daily VWAP during the seven consecutive trading days immediately preceding the conversion (the “Conversion Price”), which in no event may the Conversion Price be lower than 20% of the closing price the trading day immediately prior to the signing of the definitive documents. In addition, upon the occurrence and during the continuation of an event of default, the Convertible Notes shall become immediately due and payable and the Company shall pay to Yorkville the principal and interest due thereunder. Events of default include, among others: (i) the Class A Common Stock shall cease to be quoted or listed for trading, as applicable, on any primary market for a period of ten (10) consecutive Trading Days (the Company is currently in compliance with NASDAQ listing requirements and has not been issued a delisting notice since regaining compliance subsequent to a reverse split) and (ii) failure to timely file with the SEC any periodic report on or before the due date of such filing as established by the SEC, including extensions under Rule 12b-25 under the Exchange Act. In no event shall Yorkville be allowed to effect a conversion if such conversion, along with all other shares of common stock beneficially owned by Yorkville and its affiliates would exceed 9.99% of the outstanding shares of the common stock of the Company. If any time on or after November 14, 2023 (i) the daily VWAP is less than $0.50 (the “Floor Price” as lowered pursuant to the Yorkville Letter Agreement) for ten consecutive trading days (“Floor Price Trigger”), (ii) the Company has issued substantially all of the shares available under the Exchange Cap (as defined below) (“Exchange Cap Trigger”) or (iii) the Parent is in material breach of the Registration Rights

MSP RECOVERY, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Agreement, dated November 14, 2023, by and between Yorkville and the Company (the “Registration Rights Agreement”) and such breach remains uncured for a period of twenty trading days, or the occurrence of an “Event” (as defined in the Registration Rights Agreement) (“Registration Event Trigger” and collectively with the Floor Price Trigger and the Exchange Cap Trigger, the “Trigger”), then the Company shall make monthly payments to Yorkville beginning on the seventh trading day after the Trigger and continuing monthly in the amount of $1.5 million plus a 5.0% premium and accrued and unpaid interest. The Exchange Cap Trigger will not apply in the event the Company has obtained the approval from its stockholders in accordance with the rules of Nasdaq Stock Market for the issuance of shares of common stock pursuant to the transactions contemplated in the Convertible Note and the Yorkville SEPA in excess of 19.99% of the aggregate number of shares of common stock issued and outstanding as of the effective date of the Yorkville SEPA (the “Exchange Cap”).

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

The Yorkville SEPA will automatically terminate on the earliest to occur of (i) the first day of the month following the 36-month anniversary of the date of the Yorkville SEPA or (ii) the date on which Yorkville shall have made payment of Advances pursuant to the Yorkville SEPA for shares of common stock equal to $250.0 million. The Company has the right to terminate the Yorkville SEPA at no cost or penalty upon five (5) trading days’ prior written notice to Yorkville, provided that there are no outstanding Advance Notices for which shares of common stock need to be issued and the Company has paid all amounts owed to Yorkville pursuant to the Convertible Notes. The Company and Yorkville may also agree to terminate the Yorkville SEPA by mutual written consent. Neither the Company nor Yorkville may assign or transfer the Company’s respective rights and obligations under the Yorkville SEPA, and no provision of the Yorkville SEPA may be modified or waived by the Company or Yorkville other than by an instrument in writing signed by both parties.

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

Certain features of the Yorkville SEPA have been identified and classified as an embedded derivative, which are classified as a liability in accordance with ASC 815 and valued in accordance with ASC 470, Debt. These features classified as an embedded derivative include payment and redemption premiums, increase in interest rate in the event of default and accelerated payments as a result of Trigger events. Per ASC 815, in circumstances where the embedded conversion option in a convertible instrument is required to be bifurcated and there are also other embedded derivative instruments in the convertible instrument that are required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, combined derivative instrument. The fair value of the combined embedded derivative was $190.0 thousand as of March 31, 2024, and the impact in the Statement of Operations for the three months ended March 31, 2024 was $153.0 thousand.

MSP RECOVERY, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Liquidity

As an early-stage growth company, the Company has incurred substantial net losses since inception. As of March 31, 2024, the Company had unrestricted cash totaling $12.0 million. The Company has incurred recurring losses and negative cash flows since inception and has an accumulated deficit of $104.4 million as of March 31, 2024. For the three months ended March 31, 2024, the Company used approximately $2.1 million of cash in operations. The Company’s liquidity will depend on the ability to generate substantial Claims recovery income and Claims recovery services income in the near future, the timing and amount of which is uncertain, as well as its ability to secure funding from capital sources. The Company’s principal liquidity needs have been working capital, debt service and Claims financing obligations.

The Company anticipates sources of liquidity to include the Working Capital Credit Facility and the Yorkville SEPA as disclosed in Note 10, Claims Financing Obligations and Notes Payable, and has taken several actions to address liquidity concerns, including:

1.
On March 29, 2023, the Company’s subsidiary, Subrogation Holdings, LLC and its parent, MSP Recovery, LLC, entered into the Working Capital Credit Facility consisting of commitments to fund up to $48 million in proceeds. Certain terms were amended to the Working Capital Credit Facility, which were memorialized in the Second Amended and Restated First Lien Credit Agreement dated November 10, 2023. See summary in “Hazel Working Capital Credit Facility and Hazel Purchase Money Loan” in Note 10, Claims Financing Obligations and Notes Payable.
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
3.
On November 13, 2023, the Company entered into the Second Amended and Restated Nomura Note, which extended the maturity date of the Nomura Note to December 31, 2024. See summary in Note 10, Claims Financing Obligations and Notes Payable. On March 26, 2024, the Company entered into the Third Amended and Restated Nomura Note (defined in Note 3, Business Combination), which extended the maturity date of the Nomura Note to September 30, 2025.
4.
On November 14, 2023, the Company entered into the Yorkville SEPA, which included the issuance of Convertible Notes to Yorkville having aggregate principal amounts of up to $15.0 million in connection with the purchase of Class A Common Stock. See summary in “Committed Equity Facility” within Note 10, Claims Financing Obligations and Notes Payable. On April 8, 2024, the maturity date of the Convertible Notes was extended to September 30, 2025. On April 12, 2024, Yorkville further agreed that, to the extent that it holds Class A Common Stock in such quantities that would prevent the Company from utilizing the SEPA solely due to the Ownership Limitation, Yorkville commits to fund an additional advance in the principal amount of $13.0 million on the same terms and conditions as the previous advances pursuant to the Yorkville SEPA. Refer to “Yorkville Purchase Agreement and Yorkville Standby Equity Purchase Agreement” within Note 1, Description of the Business, for additional information.

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

These Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto included in the 2023 Form 10-K. The year-end condensed consolidated balance sheet data was derived from the audited financial statements but

MSP RECOVERY, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

does not include all disclosures required by GAAP. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the full year.

All intercompany transactions and balances are eliminated from the Financial Statements.

Principles of consolidation

The Company consolidates all entities that it controls through a majority voting interest or otherwise and the accompanying financial statements include the accounts of the Company’s wholly owned subsidiaries and those entities for which the Company has a controlling interest in. The Company also consolidates all entities that it controls as the primary beneficiary of a variable interest entity (“VIE”). Under the VIE model, management first assesses whether the Company has a variable interest in an entity, which would include an equity interest. If the Company has a variable interest in an entity, management further assesses whether that entity is a VIE, and if so, whether the Company is the primary beneficiary under the VIE model. Generally, entities that are organized similar to a limited partnership, in which a general partner (or managing member) make the most relevant decisions that affect the entity’s economic performance, are considered to be VIEs which would require consolidation, unless the limited partners have substantive kickout or participating rights. Entities that do not qualify as VIEs are assessed for consolidation under the voting interest model.

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

Estimates and Assumptions

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and reported amounts of revenues and expenses during the reporting periods. Actual results could differ from the Company’s estimates. Estimates are periodically reviewed considering changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Significant estimates and assumptions reflected in these consolidated financial statements include but are not limited to Claims recovery income and Claims recovery service income recognition, recoverability of long-lived assets and cost of Claims recoveries.

Concentration of Credit Risk and Off-Balance Sheet Risk

Cash and affiliate receivable are financial instruments that are potentially subject to concentrations of credit risk. See Note 15, Related Party Transactions, for disclosure of affiliate receivables. The Company’s cash is deposited in accounts at large financial institutions, and amounts may exceed federally insured limits. The Company believes it is not exposed to significant credit risk due to the financial strength of the depository institutions where cash is held. The Company has no other financial instruments with off-balance-sheet risk of loss.

Non-Controlling Interests

As part of the Business Combination and described in Note 3, Business Combination, the Company became the managing member of MSP Recovery, which is consolidated as the Company controls the operating decisions of MSP Recovery. The non-controlling interest relates to the Up-C Units that are convertible into Class A Common Stock of the Company at the discretion of the holder of the Up-C Unit. The Up-C Unit holders retained approximately 99.76% of the economic ownership percentage of the Company as of the Closing Date. The non-controlling interest is classified as permanent equity within the condensed consolidated balance sheet of the Company. As of March 31, 2024, based on the Class A common stock issuances during the period, the non-controlling interest of Class V shareholders was 88.8%.

Changes in the Company’s ownership interest in MSP Recovery, due to holders of Class V Common Stock converting their shares to Class A Common Stock, are accounted for as equity transactions. Each issuance of the Company’s Class A Common Stock requires a corresponding issuance of MSP Recovery units to the Company. The issuance would result in a change in ownership and would reduce the balance of non-controlling interest and increase the balance of additional paid-in capital.

MSP RECOVERY, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Recent Accounting Pronouncements

New Accounting Pronouncements Issued but Not Yet Adopted

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. Among other requirements, this update adds specific disclosure requirements for income taxes, including: (1) disclosing specific categories in the rate reconciliation and (2) providing additional information for reconciling items that meet quantitative thresholds. The guidance is effective for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the effect that implementation of this standard will have on the Company’s consolidated financial statements and disclosures.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company operates in one reportable segment; however, it is currently evaluating the effect that implementation of this standard will have on the Company’s consolidated financial statements and disclosures.

In March 2024, the SEC adopted the final rule under SEC Release No. 33-11275, The Enhancement and Standardization of Climate Related Disclosures for Investors, which requires registrants to disclose climate-related information in registration statements and annual reports. The new rules would be effective for annual reporting periods beginning in fiscal year 2025. However, in April 2024, the SEC exercised its discretion to stay these rules pending the completion of judicial review of certain consolidated petitions with the United States Court of Appeals for the Eighth Circuit in connection with these rules. The Company is evaluating the impact of this rule on its consolidated financial statements and disclosures.

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

The Company received net proceeds in the business combination transaction of approximately $23.4 million. The Company incurred direct and incremental costs of approximately $79.2 million related to the Business Combination, which consisted primarily of

MSP RECOVERY, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

investment banking, legal, accounting, and other professional fees. These transaction-related costs were recorded as a reduction of additional paid-in capital in the condensed consolidated balance sheets.

Warrants

As part of the Business Combination, the Company assumed the liability related to the LCAP public warrants (“Public Warrants”) of $12.5 million. Pursuant to the terms of the Existing Warrant Agreement, and after giving effect to the issuance of the New Warrants, as defined below, the exercise price of the Public Warrants decreased to $0.0025 per share of Class A Common Stock. During the period from the Closing Date to March 31, 2024, approximately 8.9 million warrants of the original 11.8 million warrants had been exercised. For the three months ended March 31, 2024, the fair value of the remaining unexercised warrants decreased resulting in other income of $0.2 million, which is recorded within change in fair value of warrant and derivative liabilities in the condensed consolidated statements of operations. Following anti-dilution adjustments made in connection with the Business Combination, the Public Warrants have an exercise price of $0.0025 per share, which have become exercisable as of 10 days after closing of the Business Combination, on a cashless basis in lots of 25.

Additionally, in connection with the Business Combination, the Company declared a dividend of approximately 1,028 million New Warrants payable to the holders of record of the Class A Common Stock as of the close of business on the Closing Date, after giving effect to the waiver of the right, title, and interest in, to or under, participation in any such dividend by the Members, on behalf of themselves and any of their designees. The New Warrants will be exercisable 30 days following the Closing Date until their expiration date, which will be the fifth anniversary of the Closing Date or earlier redemption. The record date for the determination of the holders of record of the outstanding shares of Class A Common Stock entitled to receive the New Warrant Dividend was the close of business on the Closing Date. Pursuant to the terms of the LLC Agreement, at least twice a month, to the extent any New Warrants have been exercised in accordance with their terms, the Company is required to purchase from the MSP Principals, proportionately, the number of Up-C Units or shares of Class A Common Stock owned by such MSP Principal equal to the Aggregate Exercise Price divided by the Warrant Exercise price in exchange for the Aggregate Exercise Price. The Company determined that the New Warrants instruments meet the equity scope exception in ASC 815 to be classified in stockholders’ equity, and as the repurchase right noted above has a mirrored value designed to offset the New Warrants, if exercised would be an equity only transaction. The New Warrants are each exercisable in lots of 25 for one whole share of Class A Common Stock at an exercise price of $287.50 per whole share. The New Warrants must be exercised in lots of 25, as no fractional shares will be issued as a result of their exercise. The New Warrants are subject to certain anti-dilution adjustments.

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

During the three months ended March 31, 2024, the Company’s TRA liability associated with the allocable share of existing tax basis acquired in the Business Combination would give rise to a TRA liability of $12.4 million. The Company has not recognized such liabilities under the TRA after concluding it was not probable that the Company will be able to realize the remaining tax benefits based on estimates of future taxable income. No payments were made to the Continuing Equity Owners and Blocker Shareholders (as defined in the TRA) pursuant to the TRA during the three months ended March 31, 2024 and 2023. The estimation of liability under the tax receivable agreement is by its nature imprecise and subject to significant assumptions regarding the amount, character, and timing of the taxable income of MSP Recovery, Inc. in the future. We may incur additional liabilities under the TRA when Lionheart II Holdings, LLC are exchanged in the future. If the valuation allowance recorded against the deferred tax assets applicable to the tax attributes subject to the TRA is released in a future period, the relating TRA liability may be considered probable at that time and recorded within earnings.

The Company has assessed the realizability of the net deferred tax assets and in that analysis, has considered the relevant positive and negative evidence available to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The Company has recorded a full valuation allowance against the deferred tax assets as of March 31, 2024, which will be maintained until there is sufficient evidence to support the reversal of all or some portion of these allowances. As the tax benefits associated with the TRA have not been recognized, based on estimates of future taxable income, the Company has concluded it is not

MSP RECOVERY, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

probable to recognize any tax receivable agreement liability. If the valuation allowance recorded against the deferred tax assets is released in a future period, the TRA liability may be considered probable at that time and recorded within earnings.

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

Amended and Restated Nomura Promissory Note

On May 27, 2022, the Company issued an unsecured promissory note to Nomura in a principal amount of approximately $24.5 million related to advisory fees and deferred underwriting fees and expenses that became due and payable by the Company to Nomura, in connection with the consummation of the Business Combination. On April 12, 2023, the Company amended and restated the promissory note (the “First Amended and Restated Nomura Note”), increasing the principal amount to approximately $26.3 million, increasing the interest rate from 8.0% to 16.0% per annum, and extending the maturity date of the Nomura Note to September 30, 2024. On November 13, 2023, the Company amended and restated the First Amended and Restated Nomura Note (the “Second Amended and Restated Nomura Note”) to (a) increase the principal amount to approximately $28.9 million, (b) extend the maturity date to December 31, 2024, and (c) permit the Company to use the proceeds of an at-the-market offering to repay indebtedness incurred by the Company for which the proceeds are used for operating expenses, subject to certain enumerated restrictions. On March 26, 2024, the Company amended and restated the Second Amended and Restated Nomura Note (the “Third Amended and Restated Nomura Note”) to (a) increase the principal amount to approximately $30.0 million, and (b) extend the maturity date to September 30, 2025. The Third Amended and Restated Nomura Note carries an interest rate of 16% per annum and is payable in kind or in cash, at the Company’s discretion, every 30 calendar days after March 26, 2024. Upon two days prior written notice to Nomura, the Company may prepay all or any portion of the then outstanding principal amount under the Nomura Note together with all accrued and unpaid interest thereon. The balance of the unsecured Nomura Note and related interest are included within Claims financing obligations and notes payable in the condensed consolidated balance sheet.

Note 4. ASSET ACQUISITIONS

On May 23, 2022 as part of the Closing of the Business Combination, the Company acquired assets through the issuance of Up-C Units. In exchange for approximately 7.9 million Up-C Units, the Company acquired Claims previously held by Series MRCS, an affiliate of the Company. The Claims are included as Intangible Assets, net in the condensed consolidated balance sheet.

The Claims are held at cost, which was determined using the opening market price of the Company’s Class A Common Stock as of the day subsequent to the Closing Date discounted by 4.5% or lack of marketability due to timing before shares are sellable. The Company determined the appropriate measurement date was the opening of the first trading day of the Class A Common Stock after the Closing Date as this reflects the equivalent value of the Up-C Units provided to the sellers. The Up-C Units provided to the sellers did not include New Warrants, and as such, the Class A Common Stock value excluding the New Warrants was reflected at the Close of the first trading day after the Closing Date. The Claims are treated as finite life intangible assets similar to other Claims that the Company has acquired and have a useful life of eight years. For further details on the intangible assets resulting from Claims acquisitions, see Note 7, Intangible Assets, Net.

VRM

The Company acquired the rights to receive the distributable net proceeds (the “Proceeds”) of a portfolio of Claims owned by VRM MSP, a Delaware limited liability company and joint investment vehicle of VRM and Series MRCS, in exchange for approximately 14.3 million Up-C Units. Under this asset acquisition structure, the Company determined that the arrangements to acquire the rights to proceeds from certain Claims recovery rights along with the guarantee of the VRM Full Return (noted and defined below) result in the Company consolidating the Series. Upon consolidation, the Company included the value of the Up-C Units provided and the value of the guarantee as Intangible Assets, net in the condensed consolidated balance sheet. These are held at cost and treated as finite life intangible assets similar to other CCRAs that the Company has acquired, and have a useful life of eight years.

In connection with such transaction the Company agreed to pay Virage an amount equal to the contributions by Virage to VRM MSP plus an annual rate of return of 20% (the “VRM Full Return”). Pursuant to the terms of the agreement with Virage, such amount is payable exclusively by any of the following means (or any combination thereof): (a) the Proceeds, net of expenses related to claim

MSP RECOVERY, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

settlement, (b) a sale of certain reserved shares of Messrs. John Ruiz and Frank Quesada, and the delivery of the resulting net cash proceeds thereof to VRM, or (c) a sale of shares by the Company and delivery of the net cash proceeds thereof to VRM. The amount of the VRM Full Return was $984.4 million as of March 31, 2024.

As the Company incurred debt related to the VRM Full Return as included in the guaranty obligation within the condensed consolidated balance sheet, this value was included in the purchase price and is included in Intangible Assets, net, in the condensed consolidated balance sheet for the full value of the VRM Full Return at the acquisition date. Any subsequent interest accrual is reflected within interest expense in the condensed consolidated statement of operations.

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

On November 13, 2023, the Company entered into the Second Virage MTA Amendment that extended the final payment date of the VRM Full Return to December 31, 2024, subject to acceleration upon certain triggering events. In addition, the Second Virage MTA Amendment (a) changed the minimum operating reserve from $47.5 million to the budget of the Company (plus applicable taxes) plus 10% and (b) required Virage and the Company negotiate and agree on a form of initial warrant and monthly warrant by no later than December 1, 2023. Pursuant to the Second Virage MTA Amendment, on January 1, 2024, the Company was required to make a one-time, lump sum payment to Virage for the period starting May 24, 2023 and ending December 31, 2023, in one or a combination of: (a) cash, in an amount equal to 1.0% of each calendar month-end balance (which month-end balance shall be increased daily up to 20% per annum based on a formula set forth in the Virage MTA Amendment) of the amount owing to Virage as of each preceding calendar month end and/or (b) warrants to purchase Class A common stock at $0.0001 per share, in an amount equal to the quotient of 1.0% of each calendar month-end balance (which month-end balance shall be increased daily up to 20% per annum based on a formula set forth in the Virage MTA Amendment) of the amount owing to Virage as of each preceding calendar month end and the volume weighted average price of a share of our Class A common stock for the five day period prior to the issuance, each expiring two years from the date of issuance.

Accordingly, the Company issued the VRM Warrants. The Initial Virage Warrant, as amended, was issued effective January 1, 2024 and entitles Virage to purchase 28,298,329 shares of Class A Common Stock, with an expiration date of January 1, 2026. In addition, Virage Warrants were issued for February 2024 entitling Virage to purchase 8,263,494 shares and March 2024 entitling Virage to purchase 11,955,994 shares, which are recorded as warrant liability in the condensed consolidated balance sheet. Further, on April 12, 2024 a Monthly Virage Warrant was issued for April 2024 entitling Virage to purchase 13,556,181 shares to settle interest payable due to Virage as of March 31, 2024, and on May 15, 2024, the Company issued an additional Monthly Virage Warrant for May 2024 entitling Virage to purchase 9,758,569 shares. Until our obligations to Virage are paid in full, the Company has the option every month to continue to pay Virage in one or a combination of: (a) cash, in an amount equal to 1.0% of each calendar month-end balance (which month-end balance shall be increased daily up to 20% per annum based on a formula set forth in the Virage MTA Amendment) of the amount owing to Virage as of each preceding calendar month end and/or (b) the issuance of subsequent Monthly Virage Warrants.

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

Hazel Transactions

Claims Transactions and Purchase Money Loan

On March 29, 2023, the Company acquired a controlling interest in nine legal entities, whose sole assets are CCRAs, from Hazel. This is referred to as the “Claims Purchase.” The purchase price for the Claims Purchase was funded by (i) a purchase money loan between Hazel, as a lender, and the Company, as a borrower, in the amount of $250.0 million (the “Purchase Money Loan”) and (ii) proceeds from the sale of certain, separate CCRAs in the Claims Sale (as defined below).

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

The fair value of the assets sold in the Claims Sale was determined to be $45.5 million. The Company’s carrying value of those CCRAs surrendered was $40.9 million. Because there are no other observable prices for such transactions, the Company determined the fair value by reference to the purchase price for those CCRAs in a recent transaction. The fair value of the acquired CCRAs was determined to be $285.5 million, and the Company recognized the Purchase Money Loan recognized at $250.0 million, as any implicit discount or premium to current market rates at the time of issuance were insignificant.

This resulted in a gain on the Claims Transactions of $4.6 million, which largely corresponds to the previously recognized amortization of the CCRAs that were sold in the Claims Sale.

Amounts borrowed and obligations under the Purchase Money Loan and the Working Capital Credit Facility (See Note 10, Claims Financing Obligations and Notes Payable) are secured by a pledge of proceeds from specific Claims in the Company’s Claims portfolio, with the lien securing the Purchase Money Loan being subordinated and junior to the lien securing the Working Capital Credit Facility. Pursuant to the Purchase Money Loan and the Working Capital Credit Facility, the Company entered into a collateral administrative agreement between the Company and Hazel, which sets forth certain arrangements between the Company and Hazel in relation to Claims owned by the Company, the proceeds of which are due to the Company were pledged to Hazel to secure the Purchase Money Loan and the Working Capital Credit Facility.

Note 5. INVESTMENT IN EQUITY METHOD INVESTEES

The Company holds four investments which are accounted for using the equity method: MAO-MSO Recovery II LLC Series PMPI (“Series PMPI”), MAO-MSO Recovery LLC, MAO-MSO Recovery II LLC (both collectively the “MAO-MSO entities”) and VRM MSP.

Series PMPI is a series of MAO-MSO Recovery II LLC. The Company exercises significant influence over the operating and financial activities of Series PMPI, but does not exercise control of the entity. In accordance with Series PMPI’s operating agreement, the controlling member is entitled to a preferred return of 20% per annum (the “Preferred Return”). Once the Preferred Return has been met, the controlling member is entitled to 50% of Claims recoveries by PMPI. The noncontrolling member is allocated 100% of the

MSP RECOVERY, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

costs of PMPI. Since the Preferred Return exceeds the total members’ equity of PMPI as of both March 31, 2024 and December 31, 2023, the value of the equity method investment in the condensed consolidated balance sheet is $0.

The MAO-MSO entities are Delaware limited liability companies formed as master series entities whose central operations are to form other series legal entities that will hold and pursue Claims recovery rights. The MAO-MSO entities are not designed to hold or pursue Claims recoveries themselves. The Company holds a 50% economic interest in both entities, and has significant influence through its equity investment, but does not control either entity. As equity method investments, the Company recognizes its proportionate share of net earnings or losses as equity earnings in Other income. The activity of these entities has been insignificant for the three months ended March 31, 2024 and 2023. Since the Company did not make a contribution to the MAO-MSO entities, and the entities have recorded losses, the value of the equity method investment in the condensed consolidated balance sheets is $0 as of both March 31, 2024 and December 31, 2023.

Summary financial information for equity accounted investees, not adjusted for the percentage ownership of the Company is as follows:

	For the Three Months Ended March 31,
(in thousands)	2024	2023
Revenue	$7	$—
Amortization	$500	$500
Other expenses	$10	$—
Profit (Loss)	$(503)	$(500)

	As of
in thousands	March 31, 2024	December 31, 2023
Total Assets	$911	$1,403
Total Liabilities	$410	$399

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

Note 6. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following:

	March 31,	December 31,
(In thousands)	2024	2023
Office and computer equipment	$455	$434
Leasehold improvements	113	113
Internally developed software	5,810	5,789
Other software	67	67
Property and equipment, gross	$6,445	$6,403
Less: accumulated depreciation and amortization of software	(1,559)	(1,492)
Property and equipment, net	$4,886	$4,911

For the three months ended March 31, 2024 and 2023, depreciation expense and amortization expense was $67.0 thousand and $9.0 thousand, respectively.

MSP RECOVERY, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 7. INTANGIBLE ASSETS, NET

The Company records CCRAs at cost and amortized them as a finite intangible asset with a useful life of eight years. During three months ended March 31, 2024, the Company purchased $0.1 million of CCRAs included in Intangible assets, net, all of which were paid in cash.

Intangible assets, net consists of the following:

(in thousands)	March 31, 2024	December 31, 2023
Intangible assets, gross	$3,872,456	$3,872,356
Accumulated amortization	(860,574)	(739,560)
Net	$3,011,882	$3,132,796

For both the three months ended March 31, 2024 and 2023, claims amortization expense was $121.0 million and $113.5 million, respectively.

Future amortization for CCRAs, for the remainder of 2024 and thereafter is expected to be as follows:

(in thousands)	CCRAs Amortization
2024	$362,970
2025	483,932
2026	483,932
2027	483,932
2028	483,932
Thereafter	713,184
Total	$3,011,882

The Company monitors intangible assets for potential impairment indicators, including, but not limited to, assumptions regarding the amount and timing of future collections derived from its CCRAs. The Company continues to pursue recoveries from various parties under rights held through its CCRAs; however, extended delays may result in future impairment of the Company’s intangible assets.

During the three months ended March 31, 2024, the Company updated the recoverability analysis on the definite-lived CCRA intangible assets performed as of December 31, 2023. The Company did not identify any new impairment indicators outside of the ones already disclosed in its evaluation of its definite-lived intangible assets in the 2023 Form 10-K. Based on the analysis, the carrying value of the Company’s CCRA intangible assets were deemed to be recoverable as of March 31, 2024.

The following table presents the changes in the Company’s intangibles assets for the three months ended March 31, 2024:

(in thousands)	Intangible Assets
Balance as of December 31, 2023	$3,132,796
Acquisitions of CCRAs	100
Amortization expense	(121,014)
Total	$3,011,882

Note 8. LEASES

The Company leases office space in Puerto Rico under a non-cancellable operating lease which commenced in September 2023 and expires August 2026. Prior to this lease, the Company held a short-term lease, therefore the Company recorded an initial right-of-use (“ROU”) asset and lease liability upon signing the new lease agreement. Lease expense for the three months ended March 31, 2024 amounted to $39.5 thousand.

In addition, the Company rents office space from the Law Firm, which is on a month-to-month basis and therefore is not included within the ROU Asset and Lease liability nor in the future minimum lease payments below. Short-term rent expense for the three months ended March 31, 2024 and 2023 was $0.5 million and $0.3 million, respectively.

As of March 31, 2024, the weighted-average lease term and weighted-average discount rate were 2.4 years and 15.31%, respectively.

MSP RECOVERY, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The presentation of right-of-use assets and lease liabilities in the condensed consolidated balance sheet is as follows:

		March 31,	December 31,
(In thousands)	Classification	2024	2023
Assets
Right-of-use asset	Right-of-use assets	$315	$342
Total Leased Assets		$315	$342

Liabilities
Current
Operating lease liability	Other current liabilities	$(115)	$(109)
Non-current
Operating lease liability	Lease liabilities	$(204)	$(235)
Total Lease Liability		$(319)	$(344)

The future minimum lease payments under non-cancellable operating leases as of March 31, 2024 for the next five years and thereafter are as follows:

(in thousands)
2024	$115
2025	157
2026	107
2027	—
2028	—
Thereafter	—
Total minimum payments required	379
Less: implied interest	(60)
Present value of lease liabilities	$319

Note 9. VARIABLE INTEREST ENTITIES

Investments in consolidated Variable Interest Entities

The Company evaluates its ownership, contractual, and other interests in entities to determine if they are VIEs, if the Company has a variable interest in those entities, and the nature and extent of those interests. These evaluations are highly complex and involve management judgment and the use of estimates and assumptions based on available historical information, among other factors. Based on its evaluations, if the Company determines it is the primary beneficiary of such VIEs, it consolidates such entities into its financial statements. VIEs information below is presented on an aggregate basis based on similar risk and reward characteristics and the Company’s involvement with the VIEs.

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

Total assets and liabilities included in its condensed consolidated balance sheets for these VIEs were $2.1 billion and $0.4 million, respectively, as of March 31, 2024 and $2.2 billion and $0.4 million, respectively, as of December 31, 2023. The assets at March 31, 2024 and December 31, 2023 include the Intangible Assets, net included in the Series of $1.9 billion and $2.0 billion, respectively.

Investments in Unconsolidated Variable Interest Entities

The Company is involved with VIEs in which it has investments in equity but does not consolidate because it does not have the power to direct the activities that most significantly impact their economic performance and thus is not considered the primary beneficiary of the entities. Those VIEs are reflected as equity method investments.

Total assets and liabilities for these VIEs were $0.9 million and $0.4 million, respectively, at March 31, 2024 and $1.4 million and $0.4 million, respectively, at December 31, 2023.

Generally, MSP’s exposure is limited to its investment in those VIEs (see Note 5, Investment in Equity Method Investees). For MAO-MSO Recovery II, LLC and Series PMPI, MSP may be exposed to providing additional recovery services at its own cost if

MSP RECOVERY, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

recovery proceeds allocated to it are insufficient to recover the costs of those services. MSP does not have any other exposures or any obligation to provide additional funding.

VRM MSP

The Company became a member of VRM MSP through the contribution of certain Series (holding certain CCRAs) by MSP Recovery into VRM MSP. The Company determined, based on analysis of the rights to cash flows from the Series and the related guaranty obligation, that the Company is the primary beneficiary of the Series entities, and therefore should consolidate as of the transaction date. The contribution is considered a common control transaction, as the Company controls and consolidates the Series before and after such contribution. The Company consolidates the Series held within VRM MSP, however does not consolidate VRM MSP itself.

Refer to Note 5, Investment in Equity Method Investees, for additional information on this VRM MSP transaction.

Note 10. CLAIMS FINANCING OBLIGATIONS AND NOTES PAYABLE

Based on claims financing obligations and notes payable agreements, as of March 31, 2024 and December 31, 2023, the present value of amounts owed under these obligations were $584.3 million and $556.3 million, respectively, including capitalized interest. The weighted average interest rate is 14.8% based on the current book value of $584.3 million with rates that range from 0% to 20%. The Company is expected to repay these obligations from cash flows from claim recovery income or potentially for the renegotiated debt through class A common stock issuances.

As of March 31, 2024, the minimum required payments on these agreements are $727.5 million. Certain of these agreements have priority of payment regarding any proceeds until full payment of the balance due is satisfied. The maturity of the commitments range from the date sufficient claims recoveries are received to cover the required return or in some cases by 2031.

Brickell Key Investments

In 2015, the Company entered into a Claims Proceeds Investment Agreement (“CPIA”), as amended, with Brickell Key Investments LP (the “Holder”). Pursuant to the CPIA, as amended, the Company grants to the Holder the right to purchase Class A common shares in the Company (the “Class A Shares”) up to a maximum amount of 2,666,667 (the “Amount”) for a purchase price equal to $6,666.67 ($0.0025 per Class A Share), and is payable in cash. This Warrant (the “Warrant”) will expire at 5:00 p.m. (Eastern Time), on September 30, 2027 and may be exercised in whole or in part by Holder at any time prior to such date. The Holder can only sell a maximum of 15% per month of the Class A Shares obtained through the Warrant. In exchange for the Company issuing the Warrant, the amounts owed to the Holder pursuant to CPIA are amended to equal $80 million. The Holder has the right to receive the $80 million owed through proceeds as outlined in the CPIA, cash paid by the Company or monetization of the Warrant (through the sale of the Warrant or sale of the underlying Class A Shares). If the Holder monetizes the Warrant, the amount owed will be reduced at a measure of $30.00 per Class A Share. In connection with the Amendment and Warrant Agreement, the Holder also executed a Stock Pledge Agreement (the “Pledge Agreement”) with Legacy MSP founders, John H. Ruiz and Frank C. Quesada (the “Founders”). As part of the Pledge Agreement, the Founders agreed to pledge 50 million shares to secure payment of the original principal amount of the CPIA. In addition, the Pledge Agreement provides the right to repurchase the Warrant from the Holder on or before June 30, 2023. The Founders entered into an agreement with the Company where this repurchase right has been assigned to the Company (the “Side Agreement”). As the Company has, at its option, the ability to pay its obligation through cash proceeds or through monetization of the Warrants, the $80.0 million of amounts owed as of March 31, 2024 was included as Claims financing obligation and notes payable on the condensed consolidated balance sheet.

The Founders did not exercise the option to repurchase the Warrants on or before June 30, 2023. The Company recognized the Warrants at fair value which, considering the price of the Company’s common stock was below $30.00 as of March 31, 2024, it was determined to be zero.

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

As of March 31, 2024, the Company had received funding with an aggregate amount of $20.5 million under Term Loan A, which was terminated in 2023. The parties agreed to increase the Term Loan B commitment from $18 million to $27.5 million, after giving

MSP RECOVERY, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

effect to the original issue discount on the Working Capital Credit Facility, which would be funded in multiple installments and in accordance with the terms of the Working Capital Credit Facility.

During the three months ended March 31, 2024, the Company received funding with an aggregate amount of $4.5 million under Term Loan B. As of March 31, 2024, the Company has additional availability amounting to $14.0 million under Term Loan B.

Amounts borrowed and obligations under the Working Capital Credit Facility are secured by a pledge of proceeds from certain Claims in the Company’s Claims portfolio, with the lien securing the Purchase Money Loan being subordinated and junior to the lien securing the Working Capital Credit Facility. Pursuant to the Second Amended and Restated First Lien Credit Agreement, and in order to secure those additional advances of Term Loan B beginning in January 2024, the following was provided as additional collateral: (i) a pledge of proceeds from certain Claims in the Company’s Claims portfolio, up to $14 million; (ii) a pledge of the equity interests in an Affiliate of Messrs. John Ruiz and Frank Quesada; (iii) a mortgage on real property owned by an Affiliate of Messrs. John Ruiz and Frank Quesada; and (iv) a personal guaranty by Messrs. John Ruiz and Frank Quesada, as primary obligors, guaranteeing those additional advances of Term Loan B beginning in January 2024.

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

Amended and Restated Nomura Promissory Note

On April 12, 2023, the Company amended and restated the promissory note originally issued on May 27, 2022 (the “First Amended and Restated Nomura Note”), increasing the principal amount to approximately $26.3 million, increasing the interest rate from 8.0% to 16% per annum, and extending the maturity date of the promissory note to September 30, 2024. On November 13, 2023, the Company amended and restated the First Amended and Restated Nomura Note (the “Second Amended and Restated Nomura Note”) to (a) increase the principal amount to approximately $28.9 million, (b) extend the maturity date to December 31, 2024, and (c) permit the Company to use the proceeds of an at-the-market offering to repay indebtedness incurred by the Company for which the proceeds are used for operating expenses, subject to certain enumerated restrictions. On March 26, 2024, the Company amended and restated the Second Amended and Restated Nomura Note (the “Third Amended and Restated Nomura Note”) to (a) increase the principal amount to approximately $30.0 million, and (b) extend the maturity date to September 30, 2025. The Third Amended and Restated Nomura Note carries an interest rate of 16% per annum and is payable in kind or in cash, at the Company’s discretion, every 30 calendar days after March 26, 2024. Upon two days prior written notice to Nomura, the Company may prepay all or any portion of the then outstanding principal amount under the promissory note together with all accrued and unpaid interest thereon. The balance of the unsecured promissory note and related interest are included within Claims financing obligations and notes payable in the condensed consolidated balance sheet.

MSP RECOVERY, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Committed Equity Facility

On November 14, 2023, the Company entered into the Standby Equity Purchase Agreement (“Yorkville SEPA”) with YA II PN, Ltd., a Cayman Island exempted company (“Yorkville”). Pursuant to the Yorkville SEPA, the Company has the right to sell to Yorkville up to $250.0 million of its shares of common stock, subject to certain limitations and conditions set forth therein, from time to time during the term of the Yorkville SEPA. In connection with the Yorkville SEPA, and subject to the conditions set forth therein, Yorkville advanced to the Company, in the form of Convertible Notes, an aggregate principal amount of $15.0 million, resulting in net proceeds to the Company of $14.2 million. For additional information on the Yorkville SEPA and Convertible Notes, refer to Note 1, Description of the Business - Yorkville Purchase Agreement and Yorkville Standby Equity Purchase Agreement.

Note 11. WARRANT LIABILITY

When the Company issues warrants, it evaluates the proper balance sheet classification of the warrant to determine whether it should be classified as equity or as a derivative liability on the consolidated balance sheets. In accordance with ASC 815-40, “Derivatives and Hedging-Contracts in the Entity’s Own Equity” (“ASC 815-40”), the Company classifies a warrant as equity so long as it is “indexed to the Company’s equity” and several specific conditions for equity classification are met. A warrant is not considered indexed to the Company’s equity, in general, when it contains certain types of exercise contingencies or adjustments to the exercise price. If a warrant is not indexed to the Company’s own common stock or it has net cash settlement that results in the warrants to be accounted for under ASC 480, “Distinguishing Liabilities from Equity”, or ASC 815-40, it is classified as a derivative liability which is carried on the consolidated balance sheet at fair value with any changes in its fair value recognized currently in the statement of operations.

As of March 31, 2024, the Company had recognized a warrant liability for the following securities which are convertible into, or allow the purchase of, our Class A Common Stock, including: (i) 2,950,157 Public Warrants outstanding, each exercisable to purchase 1/25th of one share of our Class A Common Stock (but only exercisable in lots of 25 to purchase whole shares); (ii) 894,754,824 New Warrants outstanding, each exercisable to purchase 1/25th of one share of our Class A Common Stock (but only exercisable in lots of 25 to purchase whole shares); and (iii) the VRM Warrants, entitling VRM to purchase 48,517,817 shares of Class A Common Stock at a purchase price of $0.0001 per share for a period of two years from issuance, exercisable on a cashless basis.

The warrant liability includes the mark-to-market fair value of the warrants discussed above. The fair value of the warrant liability is derived considering the potential shares issuable for each warrant and using the price of the Company’s Class A Common Stock as of the most recent balance sheet date, which is a quoted price in active markets.

The table below presents a roll-forward of the warrant liability from December 31, 2023 to March 31, 2024:

in thousands	Warrant Liability
Balance at December 31, 2023	$(268)
Issuance of new warrants	(84,508)
Change in fair value of outstanding warrants	51,460
Balance at March 31, 2024	$(33,316)

A summary of activity of the shares resulting from the exercise of warrants during the three months ended March 31, 2024 is as follows:

		Weighted Average
	# of Shares	Exercise Price
Balance at December 31, 2023	35,908,200	$286.56
Issued	48,517,817	$0.0001
Exercised	—	$—
Expired	—	$—
Balance at March 31, 2024	84,426,017	$121.88

Refer to Note 3, Business Combination, for discussion of the terms of the Public Warrants and New Warrants, and to Note 4, Asset Acquisitions, for discussion of the terms of the VRM Warrants.

MSP RECOVERY, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 12. NONCONTROLLING INTEREST

The non-controlling interest balance primarily represents the Up-C Units of the Company held by the Members. The following table summarizes the ownership of Units in the Company as of March 31, 2024:

	Common Stock	Ownership Percentage
Ownership of Class A Common Stock	15,636,062	11.2%
Ownership of Class V Common Stock	124,067,498	88.8%
Balance at end of period	139,703,560	100.0%

The non-controlling interest holders have the right to exchange Up-C Units, at the Company’s option, for (i) cash or (ii) one share of Class A Common Stock, subject to the provisions set forth in the LLC Agreement. As such, future exchanges of Up-C Units by non-controlling interest holders will result in a change in ownership and reduce or increase the amount recorded as non-controlling interest and increase or decrease additional paid-in-capital or retained earnings when the Company has positive or negative net assets, respectively. As of March 31, 2024, 2.7 million Up-C Units have been exchanged into shares of Class A Common Stock.

In addition to the non-controlling interest related to Up-C Units, the Company also has non-controlling interests related to the Series as noted in Note 9, Variable Interest Entities, and MAO-MSO Recovery LLC Series FHCP (“FHCP”), which is a non-wholly owned subsidiary of MSP Recovery, LLC. In accordance with FHCP’s operating agreement, the noncontrolling member is entitled to a preferred return of 20% per annum (the “Preferred Return”). Once the Preferred Return has been met, the noncontrolling member is entitled to 80% of Claims recoveries by FHCP. The controlling member is allocated 100% of the costs of FHCP. Since the Preferred Return exceeds the total members’ equity of FHCP as of both March 31, 2024 and December 31, 2023, the non-controlling interest also includes $4.3 million representing the entire members’ equity of FHCP.

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

The Company pursues claims recoveries through settlement, arbitration and legal proceedings. The accounting policy for these activities is discussed under Claims recovery income in Note 2, Basis of Presentation And Summary of Significant Accounting Policies, in our 2023 Form 10-K.

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

The Company has cooperated, and will continue to cooperate, fully with these inquiries. On April 16, 2023, a special committee of the Board of Directors was formed, which along with external advisors retained thereby, reviewed matters related to the preparation and filing of the 2022 Annual Report on Form 10-K and the subject matter of information requests related to the foregoing subpoenas received prior to June 2023. Based on that review, and the nature of the documents requested in the subsequent subpoena, the Company believes that the investigations will be resolved without any material developments; however, there can be no assurance as to the outcome or future direction thereof.

Cano Health, LLC

On August 10, 2023, MSP Recovery sued Cano Health, LLC (“Cano”) in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida for declaratory relief and anticipatory breach of the CCRA, Purchase Agreement, and a Service Agreement (collectively, the “Cano Agreements”) between the parties. On the same day, Cano sued the Company in the same court, alleging fraud in the inducement, breach of contract, tortious interference, and unjust enrichment relating to the Cano Agreements. The Company has outstanding a $5.0 million receivable from Cano; however, due to Cano’s Quarterly Report on Form 10-Q for the June 30, 2023 period, which includes a substantial doubt about its ability to continue as a going concern, and subsequent Chapter 11 bankruptcy filing on or about February 5, 2024, the Company established a reserve for the balance due under such receivable during 2023. These matters were automatically stayed as a result of Cano’s bankruptcy filing.

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

Note 14. FAIR VALUE MEASUREMENTS

The Company has no assets that are measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023. There were no assets or liabilities measured at fair value on a non-recurring basis during the three months ended March 31, 2024. Liabilities measured at fair value on a recurring basis as of March 31, 2024, are summarized as follows:

in thousands	Level	March 31, 2024	December 31, 2023
Derivative liability – fair value of beneficial conversion feature	3	$190	$37
Warrant liability	2	33,316	268
Total		$33,506	$305

The following table details the roll-forward of the Level 3 liabilities during the year ended March 31, 2024:

in thousands	Derivative liability
Balance at December 31, 2023	$(37)
Change in fair value of derivative liability and warrant liability	(153)
Balance at March 31, 2024	$(190)

MSP RECOVERY, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

As of March 31, 2024, the beneficial conversion feature within the Yorkville SEPA is treated as an embedded derivative liability and changes in the fair value were recognized in the change in fair value of warrant and derivative liabilities in the condensed consolidated statements of operations. The embedded derivative liability is valued at each of the reporting period; the following table details the significant market-based inputs:

in thousands	March 31, 2024	December 31, 2023
Price of Common Stock	$0.685	$2.27
Volatility	35%	40%
Market Risk Spread	11.69%	12.37%
Expected Term (in years)	1.50	1.25

Note 15. RELATED PARTY TRANSACTIONS

Loans from related parties

The Company has an unsecured promissory note in an aggregate principal amount of $112.8 million (the “Promissory Note”) to John H. Ruiz and Frank C. Quesada, the Company’s Chief Executive Officer and director and Chief Legal Officer and director, respectively (collectively, the “MSP Principals”), in exchange for the MSP Principals agreeing to provide cash to pay transaction costs related to the Merger, pay down affiliate payable balances, and provide operating cash to the Company. In addition to the amounts in the Promissory Note, at the merger date with LCAP, the MSP Principals contributed $13.0 million through funds that had been loaned to VRM MSP to cover related service fees. The Promissory Note as well as the amount contributed at the merger date bear interest at an annual rate of 4%, payable in kind, and will mature on June 16, 2026, the four-year anniversary of the issuance. The Promissory Note is payable by the Company at any time, without prepayment penalties, fees, or other expenses. During both the three months ended March 31, 2024 and 2023, the Company recorded $1.3 million of interest expense related to the Promissory Note.

A portion of the proceeds under the Promissory Note in an amount equal to $36.5 million was advanced to the Law Firm, an affiliate of certain Members, for certain operating expenses pursuant to a legal services agreement. This amount is reflected in prepaid expenses and other current assets within the condensed consolidated balance sheets and had a balance of $4.7 million and $7.7 million as of March 31, 2024 and December 31, 2023, respectively. The advances of Law Firm expenses are reflected in Professional fees – legal within the condensed consolidated statement of operations. The advances are expensed as incurred, as the Company does not have recourse to any amounts incurred should Law Firm fail to secure recoveries, although it does have recourse to any amounts advanced that have not been incurred as an expense.

Under the legal services agreement, Company shall advance certain of Law Firm’s monthly expenses, including payroll and overhead; however, should Law Firm earn fees under the legal service agreements (the “Existing LSAs”) noted below, net of pre-existing obligations including payments to co-counsel sufficient to cover its monthly expenses, Company is entitled to reimbursement of the advance of said monthly expenses. Further, to the extent that Law Firm earns a surplus of fees in excess of its monthly expenses, said surplus shall be used to reimburse past amounts of Law Firm’s monthly expenses that Company advanced. For the three months ended March 31, 2024, approximately $3.0 million of the $36.5 million advanced by the Company to the Law Firm has been incurred for expenses pursuant to the legal services agreement.

Legal Services – Law Firm

Certain Company entities have previously entered into the Existing LSAs with the Law Firm, an affiliate of certain Members, for the recovery of Claims. Pursuant to the terms of the Existing LSAs, the Law Firm provides the Company with investigation, case management, research and legal services in the pursuit of recovery of Claims in exchange for a portion of the recovered proceeds relating to such Claims. The Existing LSAs also provide that the Law Firm serves as lead counsel or co-lead counsel for any litigation relating to such Claims. As of March 31, 2024 and December 31, 2023, there was no amount due, as amounts paid through the prepaid noted above had covered amounts of existing LSAs due to the Law Firm for Claim recoveries. For the three months ended March 31, 2024 and 2023, $3.0 million and $4.2 million, respectively, was included in Professional fees – legal, for expenses related to the Law Firm in the condensed consolidated statements of operations. The amounts are related to the payment of Law Firm expenses as noted above.

In addition, during fiscal year 2023, the Company issued an unsecured promissory note in an aggregate principal amount of $4.95 million to the Law Firm, to provide general operational funding (the “Law Firm Loan”). The aggregate unpaid principal amount of this promissory note is due 24 months from the date of the most recent advance from the Second Amended and Restated First Lien Credit Agreement is made. As of March 31, 2024, this promissory note is due on January 15, 2026. This promissory note does not carry interest and is payable by the Company at any time, without prepayment penalties, fees, or other expenses. On March 4, 2024, the Board authorized the partial repayment of the Law Firm Loan in the amount of $0.4 million, which funds were to be used for the express purpose of paying property taxes on real property owned and pledged by the MSP Principals to HPH as collateral in connection with the Working Capital Credit Facility.

MSP RECOVERY, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

For the three months ended March 31, 2024, $39.2 thousand, respectively, were included in cost of Claims recoveries for expenses related to the Law Firm in the condensed consolidated statements of operations. For the three months ended March 31, 2023, no amounts of cost of Claims recoveries for expenses related to the Law Firm were included in the condensed consolidated statements of operations.

The Law Firm may also collect and/or hold cash on behalf of the Company in the ordinary course of business. As of March 31, 2024 and December 31, 2023, $0.9 million and $0.8 million, respectively, was due from the Law Firm and included in the condensed consolidated balance sheets in Affiliate Receivable. In addition, the Company rents office space from the Law Firm as discussed in Note 8, Leases.

MSP Recovery Aviation, LLC

The Company may make payments related to operational expenses on behalf of its affiliate, MSP Recovery Aviation, LLC (“MSP Aviation”). The Company has made payments in the periods of the financial statements only related to specifically billed flights. As of both March 31, 2024 and December 31, 2023, $0.2 million was due from MSP Aviation and included in the condensed consolidated balance sheets in Affiliate Receivable. For the three months ended March 31, 2024, $45.1 thousand was included in General and Administrative expenses related to MSP Aviation in the condensed consolidated statements of operations. For the three months ended March 31, 2023, there were no expenses related to MSP Aviation included in the condensed consolidated statements of operations.

Funds held for other entities

The Company may collect and/or hold cash on behalf of its affiliates in the ordinary course of business. As of both March 31, 2024 and December 31, 2023, $19.8 million was due to affiliates of the Company and included in the condensed consolidated balance sheets in Affiliate Payable. These amounts were primarily due to Series MRCS, and will be repaid either through excess cash flows from operations or other financing. The Company also has a note payable with Series MRCS, which as of both March 31, 2024 and December 31, 2023, the balance was $0.5 million and included in the condensed consolidated balance sheets in Claims financing obligation and notes payable.

As of both March 31, 2024 and December 31, 2023, there were additional receivables from other affiliates of $0.2 million. These were included in the condensed consolidated balance sheets in Affiliate Receivable.

VRM MSP

The Company concluded that VRM MSP is a related party due to ownership interests in the entity held by Series MRCS. For the three months ended March 31, 2024 and 2023, the Company recorded $73.4 million and $37.1 million, respectively, for interest expense related to the VRM Full Return and Virage MTA Amendment.

Virage

As discussed in Note 4, Asset Acquisitions, the Initial Virage Warrant, as amended, was issued effective January 1, 2024 and entitles Virage to purchase 28,298,329 shares of Class A Common Stock, with an expiration date of January 1, 2026. In addition, Virage Warrants were issued for February 2024 entitling Virage to purchase 8,263,494 shares and March 2024 entitling Virage to purchase 11,955,994 shares, which are recorded as warrant liability in the condensed consolidated balance sheet. Further, on April 12, 2024 a Monthly Virage Warrant was issued for April 2024 entitling Virage to purchase 13,556,181 shares to settle interest payable due to Virage as of March 31, 2024, and on May 15, 2024, the Company issued an additional Monthly Virage Warrant for May 2024 entitling Virage to purchase 9,758,569 shares. Until our obligations to Virage are paid in full, the Company has the option every month to continue to pay Virage in one or a combination of: (a) cash, in an amount equal to 1.0% of each calendar month-end balance (which month-end balance shall be increased daily up to 20% per annum based on a formula set forth in the Virage MTA Amendment) of the amount owing to Virage as of each preceding calendar month end and/or (b) the issuance of subsequent Monthly Virage Warrants.

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

Pursuant to a purchase agreement dated March 4, 2024, and as disclosed on a Form 4 dated March 4, 2024 filed by Mr. John Ruiz, the Company’s Chief Executive Officer, the Company issued 438,596 unregistered shares of Class A Common Stock to Virage in satisfaction of certain obligations of the Company, which shares were subsequently purchased from Virage by Mr. Ruiz.

Working Capital Credit Facility Collateral

MSP RECOVERY, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

The following table sets forth the computation of basic and diluted earnings per share of Class A Common Stock:

	Three Months Ended March 31,
(In thousands except shares and per share amounts)	2024	2023
Numerator - basic and diluted:
Net loss	$(176,600)	$(174,146)
Less: Net loss attributable to the non-controlling interests	157,718	169,230
Net loss attributable to MSP Recovery, Inc.	$(18,882)	$(4,916)

Denominator – basic and diluted:
Weighted-average shares of Class A common stock outstanding – basic	15,013,881	3,544,381
Weighted-average shares of Class A common stock outstanding – dilutive	15,013,881	3,544,381

Earnings per share of Class A common stock – basic	$(1.26)	$(1.39)
Earnings per share of Class A common stock – diluted	$(1.26)	$(1.39)

Shares of the Company’s Class V Common Stock do not participate in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class V Common Stock under the two-class method has not been presented.

In the calculation for earnings per share for the three months ended March 31, 2024, the Company excluded from the calculation of diluted earnings per share 124,067,498 shares of Class V Common Stock, 2,950,157 Public Warrants outstanding, 2,666,667 shares issuable upon the exercise of the CPIA Warrant, 894,754,824 New Warrants outstanding, and 48,517,817 VRM Warrants outstanding because their effect would have been anti-dilutive.

In the calculation for earnings per share for the three months ended March 31, 2023, the Company excluded from the calculation of diluted earnings per share 125,124,860 shares of Class V Common Stock, 3,215,505 Public Warrants outstanding, 2,666,667 CPIA Warrants, and 1,028,046,326 shares of New Warrants outstanding because their effect would have been anti-dilutive.

MSP RECOVERY, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 17. SUBSEQUENT EVENTS

Comprehensive Settlement with Group of Affiliated Property and Casualty Insurers

In addition, on April 18, 2024, the Company reached a comprehensive settlement with a separate group of affiliated property and casualty insurers (the “Additional P&C Insurers”). The terms of the confidential settlement agreement include:

•
The Additional P&C Insurers’ agreement to provide historical data for claimants and also assist the Company in reconciling its relevant current and future assigned Medicare claims;
•
The carrier will assign to the Company all rights to collect additional sums from plaintiff attorneys and medical providers;
•
A 10-year agreement to resolve cooperatively, or through binding mediation, relevant Medicare claims (liens) that the Company acquires in the future and non-Medicare claims that it owns today; and
•
The Additional P&C Insurers’ agreement that they may be primary payers for any unreimbursed Medicare lien that the Company identifies from data sharing, and the property and casualty insurer’s agreement to assign all rights to collect against other third parties that either failed to pay liens or collected twice from Medicare funds and the Additional P&C Insurers.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context requires otherwise or unless otherwise noted, all references in this Quarterly Report on Form 10-Q (“Quarterly Report”) to “LifeWallet,” the “Company,” “we,” “us,” or “our” are to MSP Recovery, Inc., d/b/a LifeWallet, a Delaware corporation. The following discussion and analysis provides information that the Company’s management believes is relevant to an assessment and understanding of the Company’s condensed consolidated results of operations and financial condition. The discussion should be read together with our 2023 Annual Report on Form 10-K for the year-ended December 31, 2023 and our condensed consolidated financial statements and the related notes and other information included elsewhere in this Quarterly Report. This discussion may contain forward-looking statements based upon the Company’s current expectations, estimates, and projections that involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements due to, among other considerations, the matters discussed under “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements."

Cautionary Note Regarding Forward-Looking Statements

Certain of the statements contained in this Quarterly Report on Form 10-Q are forward-looking and constitute forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act. Forward-looking statements may generally be identified by the use of words such as “anticipate,” “believe,” “could,” “expect,” “intend,” “plan,” “predict,” “may,” “should,” and “will” or, in each case, their negative, or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts, including, for example, guidance for portfolio recoverability. By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. As a result, these statements are not guarantees of future performance or results and actual events may differ materially from those expressed in or suggested by the forward-looking statements. Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our industry, business, and operations, we cannot guarantee that actual results will not differ materially from our expectations. In evaluating such forward-looking statements, you should specifically consider various factors, including the risks outlined under “Risk Factors.” Any forward-looking statement made by the Company herein speaks only as of the date made. The discussion of risks and uncertainties set forth in this Form 10-Q is not necessarily a complete or exhaustive list of all risks facing the Company at any particular point in time. New risks and uncertainties come up from time to time, and it is not possible for management to predict or identify all such events or to assess either the impact of all such risk factors on our business or the extent to which any individual risk factor, combination of factors, or new or altered factors, may cause results to differ materially from those contained in any forward-looking statement. The Company has no obligation, and does not intend, to update any forward-looking statements after the date hereof for any reason, even if new information becomes available in the future, except as required by federal securities laws. Factors that could cause these differences include, but are not limited to, the Company’s ability to capitalize on its assignment agreements and recover monies that were paid by the assignors; the inherent uncertainty surrounding settlement negotiations and/or litigation, including with respect to both the amount and timing of any such results; the validity of the assignments of Claims to the Company; the ability to successfully expand the scope of our Claims or obtain new data and Claims from the Company’s existing assignor base or otherwise; the Company’s ability to innovate and develop new solutions, and whether those solutions will be adopted by the Company’s existing and potential assignors; negative publicity concerning healthcare data analytics and payment accuracy; compliance with the listing standards of The Nasdaq Capital Market; and those other factors listed under “Risk Factors” below and elsewhere in this Form 10-Q and other reports filed by the Company with the SEC.

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

Our current Claims portfolio has scaled significantly. We are entitled to a portion of any recovery rights associated with approximately $1,545 billion in Billed Amount (and approximately $370 billion in Paid Amount), which contains approximately $86.6 billion in Paid Value of Potentially Recoverable Claims, as of March 31, 2024. We believe it would take any competitor significant time to amass the portfolio of Claims rights currently owned by us due to, among things, the volume of our Claims data retained and strength of our data analytics, which we believe are key to attracting new clients that are willing to assign Claims to us.

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

As of March 31, 2024, approximately 95.6% of our expected recoveries arise from Claims being brought under the Medicare Secondary Payer Act. While we believe the MSP Act has bipartisan support, changes to the laws on which we base our recoveries, particularly the MSP Act, can adversely affect our business. Our ability to generate future revenue is therefore significantly dependent on factors outside our control.

Our Business Model

Recovery Model

In our current business model, we receive irrevocable assignments of health Claim recovery rights through CCRAs from a variety of sources including, but not limited to, MAOs, MSOs, HMOs, hospitals, and other at-risk entities. Prior to executing a CCRA, we utilize our proprietary internal data analytics platform to review the set of Claims and identify Claims with possible recovery paths.

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

As Chase to Pay was designed to work at or around the point of care, it is expected to substantially decrease legal costs of recovery. As a result, when implemented, Chase to Pay is expected to improve the net recovery margin as the recovery multiple grows and variable legal costs to recover decline. As a result of having already received data from insurance carriers we've settled with for historical claims, and based on the agreement with said carriers to receive data daily therefrom for one year from the date of the settlement, the Chase to Pay model can be utilized to the extent that we can match the insurance carrier with Claims data received from our Assignors.

Although we have not yet generated revenue from this model, some customers send data to LifeWallet on a monthly or quarterly basis. The Company is working to increase the number of customers that provide daily data outputs. We are currently in the process of determining the pricing and form of these arrangements. As part of our “Chase to Pay” model, we launched LifeWallet in January 2022, a platform powered by our sophisticated data analytics, designed to locate and organize users’ medical records, facilitating efficient access to enable informed decision-making and improved patient care. See the section entitled The LifeWallet Ecosystem for more information about Chase to Pay.

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

Recent Updates

Comprehensive Settlement with 28 Affiliated Property and Casualty Insurers

On March 1, 2024, the Company reached a comprehensive settlement with 28 affiliated property and casualty insurers (the “P&C Insurers”). The terms of the confidential settlement agreement include:

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

The revenue generated from this settlement is included within the Claims recovery income in the condensed consolidated statement of operations for the three months ended March 31, 2024.

Comprehensive Settlement with Group of Affiliated Property and Casualty Insurers

In addition, on April 18, 2024, the Company reached a comprehensive settlement with a separate group of affiliated property and casualty insurers (the “Additional P&C Insurers”). The terms of the confidential settlement agreement include:

•
The Additional P&C Insurers’ agreement to provide historical data for claimants and also assist the Company in reconciling its relevant current and future assigned Medicare claims;
•
The carrier will assign to the Company all rights to collect additional sums from plaintiff attorneys and medical providers;
•
A 10-year agreement to resolve cooperatively, or through binding mediation, relevant Medicare claims (liens) that the Company acquires in the future and non-Medicare claims that it owns today; and

•
The Additional P&C Insurers’ agreement that they may be primary payers for any unreimbursed Medicare lien that the Company identifies from data sharing, and the property and casualty insurer’s agreement to assign all rights to collect against other third parties that either failed to pay liens or collected twice from Medicare funds and the Additional P&C Insurers.

Amendments to Claims Financing Obligations

During the three months ended March 31, 2024 and prior to the filing of this Quarterly Report on Form 10-Q, the Company entered into amendments to the Nomura Note, the convertible notes issued under the Yorkville SEPA, and the Virage MTA. Refer to Liquidity and Capital Resources section below.

Key Factors Affecting Our Results

Our Claims Portfolio

We differ from some of our competitors because we obtain our recovery rights through irrevocable assignments. When we are assigned these rights, we take on the risk that such Claims may not be recoverable. We are entitled to pursue a portion of any recovery rights associated with approximately $1,545 billion in Billed Amount (and approximately $370 billion in Paid Amount), which contained approximately $86.6 billion in Paid Value of Potentially Recoverable Claims, as of March 31, 2024. We are typically entitled to 100% of recovery rights pursuant to our CCRAs, but contractually obligated to pay 50% of gross recoveries to the Assignor. In certain cases, we have purchased from our Assignors the rights to 100% of the recovery. By discovering, quantifying, and settling the gap between Billed Amount and Paid Amount on a large scale, we believe we are positioned to generate substantial annual recovery revenue at high profit margins for our assigned Claims. In litigation, our experienced management and legal teams provide us with a competitive advantage. While our model of being assigned the Claim rights allows us the flexibility to direct the litigation and potentially generate higher margins, we have, on an opportunistic basis, paid the Assignor an upfront purchase price for these rights.

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

Our Claims recovery revenue is typically recognized upon reaching a binding settlement or arbitration with a counterparty or when the legal proceedings, including any appellate process, are resolved. A decrease in the willingness of courts to grant these judgments, a change in the requirements for filing these cases or obtaining these judgments, or a decrease in our ability to collect on these judgments could have an adverse effect on our business, financial condition, and operating results. Of the Claims identified as potentially recoverable, relating to our accident-related cases as of March 31, 2024, approximately 86.8% of claims are already in the recovery process, which are claims where either the recovery process has been initiated, data has been collected and matched, or resolution discussions are in process.

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

Total Paid Amount: The term Paid Amount is defined in the Definitions section above. As we continue to expand, we anticipate our revenue growth will be greatly dependent on our ability to increase the total Paid Amount and, correspondingly, the Paid Value of Potentially Recoverable Claims, in our portfolio. The Company’s Paid Amount may increase or decrease over time based on a number of factors, including, but not limited to, receiving new data from existing or new assignors, and changes to our data processing procedures. Management believes this metric is a useful measure to investors and is useful in managing or monitoring company performance because we view an increase in Paid Amount as a positive indicator as it should provide the Company with the ability to increase the Paid Value of Potentially Recoverable Claims. Conversely, a decrease would produce a diminishing expectation of the Paid Value of Potentially Recoverable Claims.

Paid Value of Potentially Recoverable Claims (“PVPRC”): The term PVPRC is defined in the Definitions section above. We analyze our Claims portfolio and identify potentially recoverable Claims using our Algorithms to comb through historical paid Claims data and search for potential recoveries. The Company’s PVPRC may increase or decrease over time based on a number of factors, including, but not limited to, receiving new data from existing or new assignors, changes to our data processing procedures, changes, developments, improvements or the elimination of algorithms that identify potentially recoverable Claims, a decision by management not to litigate certain potentially recoverable Claims, or litigation updates affecting the viability of certain potentially recoverable Claims. PVPRC is a measure of the Paid Amount that has been paid to providers in respect of those potentially recoverable Claims. Management believes this measure provides a useful metric for potential recoveries, but it is not a measure of the actual amount that may be recovered with respect to potentially recoverable Claims, which in turn may be higher or lower based on a variety of factors. As non-compliance with Section 111 reporting requirements is commonplace, responsible reporting entities (RRE) routinely fail to report their responsibility to make primary payments; for this reason, data matching is often required to determine which reporting entity is responsible to reimburse a given potentially recoverable Claim. Our ability to generate future Claims recovery income is largely dependent on our ability to accurately identify potentially recoverable Claims through our data analytics and ultimately recover on these Claims. Management believes this metric is a useful measure to investors and in managing or monitoring company performance because we view an increase in PVPRC as a positive indicator as it should provide the Company with the ability to increase Claims recovery income and otherwise shows growth.

Billed Value of Potentially Recoverable Claims (“BVPRC”): BVPRC represents the cumulative Billed Amount of potentially recoverable Claims. We analyze our Claims portfolio and identify potentially recoverable Claims using Algorithms to comb through historical paid Claims data and search for potential recoveries. The Company’s BVPRC may increase or decrease over time based on a number of factors, including, but not limited to, receiving new data from existing or new assignors, changes to our data processing procedures, changes, developments or the elimination of algorithms that identify potentially recoverable Claims, a decision by management not to litigate certain potentially recoverable Claims, or litigation updates affecting the viability of certain potentially recoverable Claims. For a majority of our Claims, the Company believes it has the ability to recover in excess of the Paid Amount by pursuing the Billed Amount plus interest plus double damages under applicable law. Under existing statutory and case law, the private cause of action under the Medicare Secondary Payer Act permits an award of double damages when a primary plan fails to provide for primary payment or appropriate reimbursement. We believe federal law expressly provides MAOs with the right to charge, or authorize the provider of such services to charge, in accordance with the charges allowed under a law, plan, or primary plan policy. We believe our ability to generate future Claim recovery income is largely dependent on our ability to accurately identify potentially recoverable Claims through our data analytics and ultimately recover on these Claims. Management believes this metric is a useful measure to investors and in managing or monitoring company performance because we view an increase in BVPRC as a positive indicator as it should provide the Company with the ability to increase Claims recovery income and otherwise shows growth.

Recovery Multiple: The vast majority of our recoveries are sought pursuant to the MSP Laws; however, some recoveries are sought under product liability, antitrust, and other various causes of action. For recoveries sought pursuant to the MSP Laws, we generally pursue amounts in excess of the Paid Amount; in other cases, the cause of action will dictate the amount pursued. The Recovery Multiple is the amount of any generated Claims recovery income obtained by the Company in respect to any Claims as compared to the Paid Amount of those Claims (e.g., if a given Claim had a Paid Amount of $100, a $600 recovery would represent a Recovery Multiple of 6x). For these purposes, we record values under the Recovery Multiple once we have recorded Claims recovery income, either through the receipt of cash or recognition of accounts receivable on the Claims. Management believes this metric is useful to investors to manage or monitor the Company’s performance because the Recovery Multiple provides a measure of our ability to recover on Claims recovery rights. A Recovery Multiple above 1x would illustrate the Company’s ability to recover amounts in excess of the Paid Amount. As actual recoveries have been limited to date, this measure has limited utility for historical periods. However, management believes this measure will become more meaningful during the next 12 months and beyond to the extent the Company begins to report actual increases in recoveries during those periods. As of March 31, 2024, the Company has obtained settlements where the Recovery Multiple was or would be in excess of the Paid Amount, and settlements at or below the paid amount. However, these settlements do not provide a large enough sample to be statistically significant and are therefore not shown in the table. As the Recovery Multiple is based on actual recoveries, this measure is not based on the Penetration Status of Portfolio, as described below.

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

$ in billions	Three Months Ended March 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
Paid Amount	$370.0	$369.8	$374.8
Paid Value of Potentially Recoverable Claims(2)	86.6	88.9	89.6
Billed Value of Potentially Recoverable Claims	363.8	373.5	377.8
Recovery Multiple	N/A(1)(3)	N/A(1)	N/A(1)
Penetration Status of Portfolio	86.8%	86.8%	85.8%
(1)
During the three months ended March 31, 2024, the Company has received total recoveries of $6.1 million with a recovery multiple of 1.53x. However, the settlement amounts do not provide a large enough sample to be statistically significant, and are therefore not shown in the table.
(2)
On August 10, 2022, the United States Court of Appeals, Eleventh Circuit held that a four-year statute of limitations period applies to certain claims brought under the Medicare Secondary Payer Act’s private cause of action, and that the limitations period begins to run on the date that the cause of action accrued. This opinion may render certain Claims held by the Company unrecoverable and may substantially reduce PVPRC and BVPRC as calculated. As our cases were filed at different times and in various jurisdictions, and prior to data matching with a defendant we are not able to accurately calculate the entirety of damages specific to a given defendant, we cannot calculate with certainty the impact of this ruling at this time. However, the Company has deployed several legal strategies (including but not limited to seeking to amend existing lawsuits in a manner that could allow claims to relate back to the filing date as well as asserting tolling arguments based on theories of fraudulent concealment) that would apply to tolling the applicable limitations period and minimizing any material effect on the overall collectability of its claim rights. In addition, the Eleventh Circuit decision applies only to district courts in the Eleventh Circuit. Many courts in other jurisdictions have applied other statutes of limitations to the private cause of action, including borrowing the three-year statute of limitations applicable to the government’s cause of action; and borrowing from the False Claims Act’s six-year period. The most recent decision on the issue from the District Court of Massachusetts, for example, applies the same statute of limitations as Eleventh Circuit, but expressly disagrees with the Eleventh Circuit’s application of the “accrual” rule and instead adopted the notice-based trigger that the company has always argued should apply. This would mean that the limitations period for unreported claims has not even begun to accrue. This is a complex legal issue that will continue to evolve in jurisdictions across the country. Nevertheless, if the application of the statute of limitations as determined by the Eleventh Circuit was applied to all Claims assigned to us, we estimate that the effect would be a reduction of PVPRC by approximately $8.3 billion. As set forth in our Risk Factors, PVPRC is based on a variety of factors. As such, this estimate is subject to change based on the variety of legal claims being litigated and statute of limitations tolling theories that apply.
(3)
The Recovery Multiple for the three months ended March 31, 2024 cannot yet be accurately determined as, pursuant recent settlement agreements, in addition to cash payments, we were assigned additional claims to pursue recoveries, for which recovery efforts are ongoing.

Key Components of Our Results of Operations

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

The Company did not recognize any significant claims recovery service income during the three months ended March 31, 2024.

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

Interest Expense

Interest expense includes interest paid on the Nomura Note, Hazel Working Capital Credit Facility and Purchase Money Loan, Virage transactions (see Note 4, Assets Acquisitions), Yorkville Advances, and Loans from related parties.

Other Income (Expense)

Other income consists of equity investment earnings, some affiliate related income, mark-to-market gain (loss) for payments due in stock. Other expenses consist of bank service charges, airing fees, tax penalties, settlement expense, political contributions and donations, and some affiliate related expenses.

Changes in Fair Value of Warrant and Derivative Liabilities

Changes in fair value of warrants and derivative liabilities consists of the mark-to-market of warrant liabilities due to Public Warrants and Virage Warrants as noted in Note 3, Business Combination.

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

Results of Operations

Three months ended March 31, 2024 versus three months ended March 31, 2023

The following table sets forth a summary of our condensed consolidated results of operations for the three months ended March 31, 2024 to three months ended March 31, 2023 indicated.

	Three Months Ended March 31,
(in thousands except for percentages)	2024	2023	$ Change	% Change
Claims recovery income	$6,001	$3,497	$2,504	72%
Claims recovery service income	—	498	(498)	(100)%
Total Claims Recovery	$6,001	$3,995	$2,006	50%
Operating expenses
Cost of claim recoveries	1,673	1,021	652	64%
Claims amortization expense	121,014	113,469	7,545	7%
General and administrative	5,566	6,855	(1,289)	(19)%
Professional fees	4,420	9,728	(5,308)	(55)%
Professional fees - legal	3,467	8,551	(5,084)	(59)%
Allowance for credit losses	—	5,000	(5,000)	(100)%
Depreciation and amortization	67	9	58	644%
Total operating expenses	136,207	144,633	(8,426)	(6)%
Operating Loss	$(130,206)	$(140,638)	$10,432	(7)%
Interest expense	(97,953)	(42,390)	(55,563)	131%
Other income (expense), net	252	6,627	(6,375)	(96)%
Change in fair value of warrant and derivative liabilities	51,307	2,255	49,052	2,175%
Net loss before provision for income taxes	$(176,600)	$(174,146)	$(2,454)	1%
Provision for income tax expense	—	—	—	(100)%
Net loss	$(176,600)	$(174,146)	$(2,454)	1%
Less: Net (income) loss attributable to non-controlling interests	157,718	169,230	(11,512)	(7)%
Net loss attributable to MSP Recovery, Inc.	$(18,882)	$(4,916)	$(13,966)	284%

Claims recovery income. Claims recovery income increased by $2.5 million to $6.0 million for the three months ended March 31, 2024 compared to the same period in the prior year, driven by increased settlements during the period, including the revenue from the settlement with the P&C Insurers.

Claims recovery service income. Claims recovery service income decreased by $0.5 million to $0.0 million for the three months ended March 31, 2024 compared to the same period in the prior year, driven by a decrease in third party service fees related to a contract that expired during 2023 and did not renew.

Cost of claims recoveries. Cost of claims recoveries increased by $0.7 million to $1.7 million, for the three months ended March 31, 2024 compared to the same period in the prior year, driven by assignor and law firm costs, which are directly correlated to the increase in claims recovery income.

Claims amortization expense. Claims amortization expense increased by $7.5 million to $121.0 million compared to the same period in the prior year, primarily driven by increased amortization due to the acquisition of CCRAs purchased during 2023, which are included in Intangible assets.

General and administrative. General and administrative decreased by $1.3 million to $5.6 million for the three months ended March 31, 2024 compared to the same period in the prior year, primarily driven by a decrease in marketing and promotions of $1.0 million, salaries, benefits and payroll expenses and taxes of $0.6 million, offset by an increase in rent expense of $0.3 million, among others.

Professional fees. Professional fees decreased by $5.3 million to $4.4 million for the three months ended March 31, 2024 compared to the same period in the prior year, primarily driven by a $4.4 million reduction in consulting fees, $3.0 million management fees in 2023 that did not reoccur in 2024, and $0.3 reduction in other professional fees, offset by increases of $0.8 million in accounting fees and $1.6 million in corporate legal fees.

Professional fees – legal. Professional fees – legal decreased by $5.1 million to $3.5 million for the three months ended March 31, 2024 compared to the same period in the prior year, primarily due to fees to outsourced law firms being managed by the Law Firm.

Interest expense. Interest expense increased by $55.6 million to $98.0 million in the three months ended March 31, 2024 compared to the same period in the prior year, primarily driven by an increase due to the guaranty obligation, the new Hazel Working Credit Facility and Purchase Money Loan, as well as increases in the basis for which interest is incurred on our Claims financing obligations and accrued interest on the related party loan.

Other income (expense), net. Other income, net decreased by $6.4 million for the three months ended March 31, 2024 compared to the same period in the prior year, primarily due to a $4.6 million gain on sale of CCRAs during 2023 that did not reoccur in 2024, and a $1.8 million reduction in the mark-to-market gain on liability payable in stock.

Change in fair value of warrant and derivative liabilities. The change in fair value of warrant and derivative liabilities increased $49.2 million to $51.5 million for the three months ended March 31, 2024 compared to the same period in the prior year. For the three months ended March 31, 2024, the $51.5 million gain related to a mark to market adjustment to the fair value of Public Warrants and Virage Warrants. For the three months ended March 31, 2023, the $2.3 million gain was primarily related to a mark to market adjustment to the fair value of warrants for $2.4 million, partially offset by $0.1 million of a loss on the fair value of derivative liabilities related to the previous committed equity facility.

Non-GAAP Financial Measures

In addition to the financial measures prepared in accordance with GAAP, this Quarterly Report also contains non-GAAP financial measures. We consider “adjusted net loss” and “adjusted operating loss” as non-GAAP financial measures and important indicators of performance and useful metrics for management and investors to evaluate our business’s ongoing operating performance on a consistent basis across reporting periods. We believe these measures provide useful information to investors. Adjusted net loss represents net loss adjusted for certain non-cash and non-recurring expenses and adjusted operating loss items represents Operating loss adjusted for certain non-cash and non-recurring expenses. A reconciliation of these non-GAAP measures to their most relevant GAAP measure is included below:

	Three Months Ended March 31,
(In thousands)	2024	2023
GAAP Operating Loss	$(130,206)	$(140,638)
Professional fees paid in stock	469	7,557
Claims amortization expense	121,014	113,469
Allowance for credit losses	—	5,000
Adjusted Operating Loss	$(8,723)	$(14,612)

GAAP Net Loss	$(176,600)	$(174,146)
Professional fees paid in stock	469	7,557
Claims amortization expense	121,014	113,469
Allowance for credit losses	—	5,000
Interest expense	97,953	42,390
Change in fair value of warrant and derivative liabilities	(51,307)	(2,255)
Adjusted Net Loss	$(8,471)	$(7,985)

Liquidity and Capital Resources

Going Concern

As an early-stage growth company, the Company has incurred substantial net losses since inception. As of March 31, 2024, the Company had unrestricted cash totaling $12.0 million. The Company has incurred recurring losses and negative cash flows since inception and has an accumulated deficit of $104.4 million as of March 31, 2024. For the three months ended March 31, 2024, the Company used approximately $2.1 million of cash in operations. The Company’s liquidity will depend on the ability to generate substantial Claims recovery income and Claims recovery services income in the near future, the timing and amount of which is uncertain, as well as its ability to secure funding from capital sources. The Company’s principal liquidity needs have been capital expenditures, working capital, debt service and Claims financing obligations.

The Company anticipates sources of liquidity to include the Working Capital Credit Facility and the Yorkville SEPA as disclosed in Note 10, Claims Financing Obligations and Notes Payable, and has taken several actions to address liquidity concerns, including:

1.
On March 29, 2023, the Company’s subsidiary, Subrogation Holdings, LLC and its parent, MSP Recovery LLC, entered into the Working Capital Credit Facility consisting of commitments to fund up to $48 million in proceeds. Certain terms were amended to the Working Capital Credit Facility, which were memorialized in the Second Amended and Restated First Lien Credit Agreement dated November 10, 2023. See summary in “Hazel Working Capital Credit Facility and Hazel Purchase Money Loan” in Note 10, Claims Financing Obligations and Notes Payable.
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

3.
On November 13, 2023, the Company entered into the Second Amended and Restated Nomura Note (defined in Note 3, Business Combination), which extended the maturity date of the Nomura Note to December 31, 2024. See summary in Note 10, Claims Financing Obligations and Notes Payable. On March 26, 2024, the Company entered into the Third Amended and Restated Nomura Promissory Note, which extended the maturity date of the Nomura Note to September 30, 2025.
4.
On November 14, 2023, the Company entered into the Yorkville SEPA, which included the issuance of Convertible Notes to Yorkville having aggregate principal amounts of up to $15.0 million in connection with the purchase of Class A Common Stock. See summary in “Committed Equity Facility” within Note 10, Claims Financing Obligations and Notes Payable. On April 8, 2024, the maturity date of the Convertible Notes was extended to September 30, 2025. On April 12, 2024, Yorkville further agreed that, to the extent that it holds Class A Common Stock in such quantities that would prevent the Company from utilizing the SEPA solely due to the Ownership Limitation, Yorkville commits to fund an additional advance in the principal amount of $13.0 million on the same terms and conditions as the previous advances pursuant to the Yorkville SEPA. Refer to “Yorkville Purchase Agreement and Yorkville Standby Equity Purchase Agreement” within Note 1, Description of the Business, for additional information.

The Company has concluded that such actions alleviate the substantial doubt about the Company’s ability to continue as a going concern beyond one year from the date these financial statements are issued.

Sources of Liquidity

Hazel Working Capital Credit Facility

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

As of March 31, 2024, the Company had received funding with an aggregate amount of $20.5 million under Term Loan A, which was terminated in 2023. The parties agreed to increase the Term Loan B commitment from $18 million to $27.5 million, after giving effect to the original issue discount on the Working Capital Credit Facility, which would be funded in multiple installments and in accordance with the terms of the Working Capital Credit Facility.

During the three months ended March 31, 2024, the Company received funding with an aggregate amount of $4.5 million under Term Loan B. As of March 31, 2024, the Company has additional availability amounting to $14.0 million under Term Loan B.

Amounts borrowed and obligations under the Working Capital Credit Facility are secured by a pledge of proceeds from certain Claims in the Company’s Claims portfolio, with the lien securing the Purchase Money Loan being subordinated and junior to the lien securing the Working Capital Credit Facility. Pursuant to the Second Amended and Restated First Lien Credit Agreement, and in order to secure those additional advances of Term Loan B beginning in January 2024, the following was provided as additional collateral: (i) a pledge of proceeds from certain Claims in the Company’s Claims portfolio, up to $14 million; (ii) a pledge of the equity interests in an Affiliate of Messrs. John Ruiz and Frank Quesada; (iii) a mortgage on real property owned by an Affiliate of Messrs. John Ruiz and Frank Quesada; and (iv) a personal guaranty by Messrs. John Ruiz and Frank Quesada, as primary obligors, guaranteeing those additional advances of Term Loan B beginning in January 2024

In addition, as discussed in Note 4, Asset Acquisitions, on March 29, 2023 the Company entered into the Purchase Money Loan with Hazel in the amount of $250.0 million.

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

Virage Amendments

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

Accordingly, the Company issued the VRM Warrants. The Initial Virage Warrant, as amended, was issued effective January 1, 2024 and entitles Virage to purchase 28,298,329 shares of Class A Common Stock, with an expiration date of January 1, 2026. In addition, Virage Warrants were issued for February 2024 entitling Virage to purchase 8,263,494 shares and March 2024 entitling Virage to purchase 11,955,994 shares, which are recorded as warrant liability in the condensed consolidated balance sheet. Further, on April 12, 2024 a Monthly Virage Warrant was issued for April 2024 entitling Virage to purchase 13,556,181 shares to settle interest payable due to Virage as of March 31, 2024, and on May 15, 2024, the Company issued an additional Monthly Virage Warrant for May 2024 entitling Virage to purchase 9,758,569 shares. Until our obligations to Virage are paid in full, the Company has the option every month to continue to pay Virage in one or a combination of: (a) cash, in an amount equal to 1.0% of each calendar month-end balance (which month-end balance shall be increased daily up to 20% per annum based on a formula set forth in the Virage MTA Amendment) of the amount owing to Virage as of each preceding calendar month end and/or (b) the issuance of subsequent Monthly Virage Warrants.

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

On April 12, 2023, the Company amended and restated the promissory note originally issued on May 27, 2022 (the “First Amended and Restated Nomura Note”), increasing the principal amount to approximately $26.3 million, increasing the interest rate from 8.0% to 16% per annum, and extending the maturity date of the promissory note to September 30, 2024. On November 13, 2023, the Company amended and restated the First Amended and Restated Nomura Note (the “Second Amended and Restated Nomura Note”) to (a) increase the principal amount to approximately $28.9 million, (b) extend the maturity date to December 31, 2024, and (c) permit the Company to use the proceeds of an at-the-market offering to repay indebtedness incurred by the Company for which the proceeds are used for operating expenses, subject to certain enumerated restrictions. On March 26, 2024, the Company amended and restated the Second Amended and Restated Nomura Note (the “Third Amended and Restated Nomura Note”) to (a) increase the principal amount to approximately $30.0 million, and (b) extend the maturity date to September 30, 2025. The amended note carries an interest rate of 16%

per annum and Third Amended and Restated Nomura Note is payable in kind or in cash, at the Company’s discretion, every 30 calendar days after March 26, 2024. Upon two days prior written notice to Nomura, the Company may prepay all or any portion of the then outstanding principal amount under the promissory note together with all accrued and unpaid interest thereon. The balance of the unsecured promissory note and related interest are included within Claims financing obligations and notes payable in the condensed consolidated balance sheet.

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

Pursuant to the Yorkville SEPA, the Company has the right to sell to Yorkville up to $250.0 million of its Class A Common Stock, subject to certain limitations and conditions set forth in the Yorkville SEPA, from time to time during the term of the Yorkville SEPA. Sales of Class A Common Stock to Yorkville under the Yorkville SEPA, and the timing of any such sales, are at the Company’s option, and the Company is under no obligation to sell any shares of Class A Common Stock to Yorkville under the Yorkville SEPA except in connection with notices that may be submitted by Yorkville, in certain circumstances as described below.

Pursuant to the terms and conditions set forth in the Yorkville SEPA, the Company has the right, but not the obligation, from time to time at its discretion until the Yorkville SEPA is terminated to direct Yorkville to purchase a specified number of shares of Class A Common Stock (“Advance”) by delivering written notice to Yorkville (“Advance Notice”). While there is no mandatory minimum amount for any Advance, it may not exceed an amount equal to 100% of the average of the daily traded amount during the five consecutive trading days immediately preceding an Advance Notice.

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

As required pursuant to the Second Amended and Restated Nomura Promissory Note, 50% of the aggregate proceeds under the Yorkville SEPA will be used to repay amounts outstanding under the Amended and Restated Nomura Promissory Note (first towards accrued and unpaid interest, if any, then towards principal) and the remaining 50% of such proceeds will be used to repay amounts due under the Convertible Notes, if any, or be paid to the Company after the Convertible Notes are fully repaid. Pursuant to the Third Virage MTA Amendment, 25% of the Company’s portion of any net proceeds from the Yorkville SEPA would be used to pay down the VRM Full Return after the Convertible Notes are fully satisfied.

Pursuant to the Convertible Notes, Yorkville has the option, subject to certain limitations, of exchanging on one or more occasions all or part of the then outstanding balance under the note for shares of our Class A Common Stock at a conversion price equal to the lower of: (i) a fixed price equaling 120% of VWAP the day prior to the date of the closing of each tranche (the “Fixed Price”) or (ii) a variable price equaling 95% of the lowest daily VWAP during the seven consecutive trading days immediately preceding the exchange (the “Variable Price”), but in no event may the variable price be lower than $0.50 per share (the “Floor Price” as lowered pursuant to the Yorkville Letter Agreement). With respect to the initial Convertible Note issued on November 15, 2023, the Fixed Price equals $8.0225 per share, with respect to the second Convertible Note issued on December 11, 2023, the Fixed Price equals $3.7136 per share, and with respect to the third Convertible Note issued on April 8, 2024, the Fixed Price equals $1.5050 per share.

Upon the occurrence and during the continuation of an event of default, the Convertible Notes shall become immediately due and payable, and the Company shall pay to Yorkville the principal and interest due thereunder. Events of default include, among others: (i) the Class A Common Stock shall cease to be quoted or listed for trading, as applicable, on any primary market for a period of ten (10) consecutive Trading Days (the Company is currently in compliance with NASDAQ listing requirements and has not been issued a delisting notice since regaining compliance subsequent to a reverse split) and (ii) failure to timely file with the SEC any periodic report on or before the due date of such filing as established by the SEC, including extensions under Rule 12b-25 under the Exchange Act. In no event shall Yorkville be allowed to effect a conversion if such conversion, along with all other shares of Common Stock beneficially owned by Yorkville and its affiliates would exceed 9.99% of the outstanding shares of the Common Stock of the Company. If any time on or after November 14, 2023: (i) the daily VWAP is less than the Floor Price for ten consecutive trading days (“Floor Price Trigger”), (ii) the Company has issued substantially all of the shares available under the Exchange Cap (as defined below) (“Exchange Cap

Trigger”), or (iii) the Parent is in material breach of the Registration Rights Agreement, and such breach remains uncured for a period of twenty trading days, or the occurrence of an “Event” (as defined in the Registration Rights Agreement) (“Registration Event Trigger” and collectively with the Floor Price Trigger and the Exchange Cap Trigger, the “Trigger”), then the Company shall make monthly payments to Yorkville beginning on the seventh trading day after the Trigger and continuing monthly in the amount of $1.5 million plus a 5.0% premium and accrued and unpaid interest. The Exchange Cap Trigger will not apply in the event the Company has obtained the approval from its stockholders in accordance with the rules of Nasdaq Stock Market for the issuance of shares of Class A Common Stock pursuant to the transactions contemplated in the Convertible Note and the Yorkville SEPA in excess of 19.99% of the aggregate number of shares of Class A Common Stock issued and outstanding as of the effective date of the Yorkville SEPA (the “Exchange Cap”).

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

The Yorkville SEPA will automatically terminate on the earliest to occur of: (i) the first day of the month following the 36-month anniversary of the date of the Yorkville SEPA, or (ii) the date on which Yorkville shall have made payment of Advances pursuant to the Yorkville SEPA for shares of Class A Common Stock equal to $250.0 million. The Company has the right to terminate the Yorkville SEPA at no cost or penalty upon five (5) trading days’ prior written notice to Yorkville, provided that there are no outstanding Advance Notices for which shares of Class A Common Stock need to be issued and the Company has paid all amounts owed to Yorkville pursuant to the Convertible Notes. The Company and Yorkville may also agree to terminate the Yorkville SEPA by mutual written consent. Neither the Company nor Yorkville may assign or transfer the Company’s respective rights and obligations under the Yorkville SEPA, and no provision of the Yorkville SEPA may be modified or waived by the Company or Yorkville other than by an instrument in writing signed by both parties.

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

On April 8, 2024, the Company and Yorkville entered into the Yorkville Letter Agreement to: (1) reduce the Floor Price from $1.28 to $1.00; (2) waive the first monthly payment due to the Floor Price Trigger, thereby curing the Floor Price Trigger; and (3) extend the maturity date of the Convertible Notes to September 30, 2025. On April 12, 2024, Yorkville further agreed that, to the extent that it holds Class A Common Stock in such quantities that would prevent the Company from utilizing the SEPA solely due to the Ownership Limitation, Yorkville commits to fund an additional advance in the principal amount of $13.0 million on the same terms and conditions as the previous advances pursuant to the Yorkville SEPA. On May 2, 2024, the Company and Yorkville reached an agreement to: (i) reduce the Floor Price under the Yorkville SEPA from $1.00 to $0.50.

Assignment and Sale of Proceeds Agreement

On June 30, 2022, the Company entered into an Assignment and Sale of Proceeds Agreement (the “Assignment Agreement”) and a Recovery Services Agreement (the “Services Agreement” and collectively, the “Agreements”) with the Prudent Group (“Prudent”) in order to monetize up to $250.0 million of the value of the Company’s net recovery interest in Claim demand letters that the Company has commenced sending to insurers who admitted they had primary payer responsibility for the underlying accidents to the federal government (“Net Recovery Proceeds”). Pursuant to the Agreements, at the Company’s sole and absolute discretion, the Company has the right to direct Prudent to acquire, on a non-recourse basis, a percentage of Net Recovery Proceeds, up to an aggregate of $250.0 million, at a purchase price of 90% of Net Recovery Proceeds of such Claim.

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

Actual results, including sources and uses of cash, may differ from our current estimates due to the inherent uncertainty involved in making those estimates and any such differences may impact the Company’s ability to continue as a going concern in the future. The expenditures associated with the development and launch of our additional recovery services and the anticipated increase in Claims recovery capacity are subject to significant risks and uncertainties, many of which are beyond our control, which may affect the timing and magnitude of these anticipated expenditures. These risk and uncertainties are described in more detail in the “Risk Factors” section in the 2023 Form 10-K.

Investment Capacity Agreement

On September 27, 2021, the Company entered into an Investment Capacity Agreement (the “ICA”) providing for potential future transactions regarding select healthcare Claims recovery interests with its investment partner, Virage, which transactions may include the sale of Claims by MSP. The ICA provides that the maximum value of such Claims will be $3.0 billion.

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

Claims Financing Obligations

On March 29, 2023, the Company acquired a controlling interest in nine legal entities, whose sole assets are CCRAs, from Hazel. This is referred to as the “Claims Purchase.” The purchase price for the Claims Purchase was funded by (i) a purchase money loan between Hazel, as a lender, and the Company, as a borrower, in the amount of $250.0 million (the “Purchase Money Loan”) and (ii) proceeds from the sale of certain, separate CCRAs in the Claims Sale. See Note 4, Asset Acquisitions.

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

During the year ended December 31, 2022, the Company finalized an Amendment to the CPIA and a Warrant Agreement with the third-party, pursuant to which the parties have agreed to amend the original CPIA and required payment terms. See “Brickell Key Investments” within Note 10, Claims Financing Obligations and Notes Payable, for a description of the Claims financing obligations as amended.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2024	2023
Net cash used in operating activities	$(2,145)	$(9,976)
Net cash (used in) provided by investing activities	(143)	8,073
Net cash provided by financing activities	2,628	8,405
Increase in cash	340	6,502
Cash at beginning of year	11,633	15,081
Cash at end of period	$11,973	$21,583

Cash Flows Used In Operating Activities

Net cash used in operating activities decreased by $7.8 million to $2.1 million for the three months ended March 31, 2024 compared to net cash used in of $10.0 million for the three months ended March 31, 2023. During the three months ended March 31, 2024, net cash used in operating activities was impacted primarily by our net loss, $121.0 million of claims amortization expense, $97.9 million of paid-in-kind interest, change in fair value of warrant liability of $51.5 million, and an increase of $6.5 million of changes in working capital.

Cash Flows (Used in) Provided by Investing Activities

Net cash used in investing activities changed by $8.2 million to $0.1 million for the three months ended March 31, 2024 compared to net cash provided of $8.1 million for the three months ended March 31, 2023. During the three months ended March 31, 2024, our cash used in investing activities related to the acquisition of additional CCRAs amounting to $0.1 million and $43.0 thousand of purchases to property, plant, and equipment.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities decreased to $2.6 million for the three months ended March 31, 2024 compared to $8.4 million net cash provided by financing activities for the three months ended March 31, 2023. This is primarily due to borrowings from the New Money Loan of $4.5 million, which are offset by $1.5 million repayments of the claims financing obligation and $0.4 repayment of the related party loan.

Contractual Obligations, Commitments and Contingencies

Based on claims financing obligations and notes payable agreements, as of March 31, 2024, the present value of amounts owed under these obligations were $584.3 million, including capitalized interest to date. The weighted average interest rate is 14.8% based on the current book value of $584.3 million with rates that range from 0.0% to 20.0%. The Company is expected to repay these obligations from cash flows from claim recovery income.

As of March 31, 2024, the minimum required payments on these agreements are $727.5 million. Certain of these agreements have priority of payment regarding any proceeds until full payment of the balance due is satisfied. The maturity of the commitments range from the date sufficient claims recoveries are received to cover the required return or in some cases by 2031.

As of March 31, 2024, the Company has $984.4 million of guaranty obligations. On April 12, 2023, we entered into the Virage MTA Amendment pursuant to which the payment date was extended from May 23, 2023 until September 30, 2024, subject to acceleration upon certain triggering events. On November 13, 2023, the maturity date was extended to December 31, 2024. Under the Virage MTA Amendment, Virage will receive a first priority lien on all sources of revenue of the company not otherwise encumbered as of the date of the Virage MTA Amendment, to the extent in excess of the amount of revenues necessary to establish and maintain an operating reserve of $70 million for overhead expenses and applicable taxes. On July 24, 2023, the operating reserve was adjusted to $47.5 million and pursuant to the Second Virage MTA Amendment, the operating reserve was changed from $47.5 million to the budget of the Company (plus applicable taxes) plus 10%. On April 1, 2024, the Company entered into the Third Virage MTA Amendment which: (i) extended the VRM Full Return payment due date to September 30, 2025, subject to acceleration upon certain triggering events; (ii) the Company agreed that, after the Convertible Notes are fully satisfied, 25% of the Company’s portion of any net proceeds from the Yorkville SEPA would be used to pay down the VRM Full Return; and (iii) commence the sale of certain reserved shares of Messrs. John H. Ruiz and Frank C. Quesada, and the delivery of the resulting net cash proceeds thereof to VRM.

Critical Accounting Estimates

Our condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q are prepared in accordance with GAAP. The preparation of our condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts and related disclosures in our financial statements and accompanying notes. We base our estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions due to the inherent uncertainty involved in making those estimates and any such differences may be material.

Our Critical Accounting Policies and Estimates are disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” in our 2023 Form 10-K, and there have been no material changes during the three months ended March 31, 2024.

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

Internal Controls over Financial Reporting

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2024. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our internal controls over financial reporting were not effective as of March 31, 2024, due to lack of completion of remediation of the material weaknesses identified in the 2023 Form 10-K related to human resources processes including the design and operation of controls over user access, IT change management over systems implementations, and the approval of payroll entries, and also material weaknesses over accounting for contract terminations, including accounting for the termination of vendor service contracts. Remediation of the aforementioned material weaknesses is in progress.

Management believes that the material weaknesses set forth above did not have an effect on our financial results.

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

Cano Health, LLC

On July 7, 2023, the Company issued 7,960,001 shares of Class A Common Stock to Cano Health, LLC (“Cano”) as payment for $61.7 million in deferred compensation related to the following agreements, which the Company had the option to pay in cash or in stock and elected to pay in stock, of which (i) 3,225,807 shares of Class A Common Stock were issued as deferred consideration for the assignment of certain claims pursuant to that certain Purchase Agreement, effective as of September 30, 2022, as amended to date, by and between the Company and Cano (“Cano Purchase Agreement”), and (ii) 4,734,194 shares of Class A Common Stock were issued as deferred consideration for the assignment of certain claims pursuant to that certain Amended and Restated Claims Recovery and Assignment Agreement effective as of December 31, 2021, as amended to date, by and between the Company and Cano (“Cano CCRA”).

On August 10, 2023, the Company sued Cano in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida for declaratory relief and anticipatory breach of the Cano CCRA, Cano Purchase Agreement, and a Service Agreement (collectively, the “Cano Agreements”) between the parties. On the same day, Cano sued the Company in the same court, alleging fraud in the inducement, breach of contract, tortious interference, and unjust enrichment relating to the Cano Agreements. The Company has a $5.0 million receivable outstanding from Cano; however, due to Cano’s Quarterly Report on Form 10-Q filings for the periods ending June 30, 2023 and September 30, 2023, which include a substantial doubt about Cano’s ability to continue as a going concern, and Cano’s subsequent filing of voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code on February 4, 2024, the Company established a reserve for the balance due under such receivable during 2023. These matters were automatically stayed as a result of Cano’s bankruptcy filing.

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

Item 1A. Risk Factors.

There have been no material changes to our principal risks that we believe are material to our business, results of operations, and financial condition, from the risk factors previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”). Prospective investors are encouraged to consider the risks described in our 2023 Form 10-K, our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Quarterly Report on Form 10-Q and in our 2023 Form 10-K, and other information publicly disclosed or contained in documents we file with the Securities and Exchange Commission before purchasing our securities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

Virage Capital Management LP (“Virage”)

Effective during the quarterly period ended March 31, 2024, the Company issued warrants entitling Virage to purchase 48,517,817 shares of Class A Common Stock.

Palantir Technologies, Inc. (“Palantir”)

Over the course of the quarterly period ended March 31, 2024, the Company issued 472,772 unregistered shares of Class A Common Stock to Palantir, in exchange for services provided in reliance on Section 4(a)(2) of the U.S. Securities Act of 1933.

John H. Ruiz

Pursuant to a purchase agreement dated March 4, 2024, and as disclosed on his Form 4 dated March 4, 2024, the Company issued 438,596 unregistered shares of Class A Common Stock to Virage in satisfaction of certain obligations of the Company, which shares were subsequently purchased from Virage by Mr. Ruiz.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

None

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
4.1+	VRM Warrant Agreement	10-K	001-39445	4.8	April 15, 2024
10.1+	Amended and Restated Collateral Administration Agreement, dated March 29, 2023, by and between Hazel Partners Holdings LLC, Subrogation Holdings, LLC and MSP Recovery LLC	10-K	001-39445	10.35	April 15, 2024
10.2+	Amended and Restated Promissory Note dated March 26, 2024 by and between the MSP Recovery, Inc. and Nomura Securities International, Inc.	10-K	001-39445	10.40	April 15, 2024
10.3+	MTA Amendment No. 3 and Amendment No. 2 to the Amended and Restated Security Agreement dated March 26, 2024 by and between Virage Recovery Master LP, Series MRCS, a series of MDA, Series LLC, John H. Ruiz, Frank C. Quesada, Virage Capital Management LP, MSP Recovery, LLC, La Ley con John H. Ruiz, MSP Recovery, Inc. and Lionheart II Holdings, LLC	10-K	001-39445	10.41	April 15, 2024
10.4+	Yorkville SEPA Side Letter executed April 12, 2024	10-K	001-39445	10.42	April 15, 2024
10.5+	Yorkville SEPA Side Letter executed May 2, 2024	8-K	001-39445	10.1	May 3, 2024
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

+ Previously filed

# Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MSP Recovery, Inc.

Date: May 15, 2024	By:	/s/ Francisco Rivas-Vásquez
Francisco Rivas-Vásquez
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)