Form 10-Q
period 2024-06-30
MSP Recovery, Inc.
filed 2024-08-14
CIK 1802450

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-39445

MSP Recovery, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	84-4117825
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3150 SW 38th Avenue, Suite 1100 Miami, Florida	33146
(Address of principal executive offices)	(Zip Code)
2701 Le Jeune Road, Floor 10, Coral Gables, Florida 33134
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

As of August 9, 2024, the registrant had 21,645,092 shares of Class A Common Stock, $0.0001 par value per share, and 124,067,498 shares of Class V Common Stock, $0.0001 par value per share, outstanding.

DEFINITIONS

Unless otherwise stated or unless the context otherwise requires, the terms “we,” “us,” “our,” the “Company,” and “LifeWallet” refer to MSP Recovery, Inc. d/b/a LifeWallet. As used in this Quarterly Report on Form 10-Q, unless otherwise noted or the context otherwise requires, the terms below are defined as follows:

“2023 Form 10-K” means the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, which was filed by the Company with the SEC on April 15, 2024;

“Algorithm” refers to a set of instructions that perform a particular action. Our team of data scientists and medical professionals create proprietary instruction sets, or “Algorithms,” to identify recovery opportunities within our Assignors’ data sets. Our proprietary Algorithms incorporate various data points within our Assignors’ data sets, which may include, but are not limited to, medical coding classification systems such as diagnosis codes (e.g., ICD-8/ICD-9/ICD-10 codes), procedure codes (e.g., CPT codes), and drug codes (e.g., NDC codes); non-medical data such as demographics and date ranges; and data from public sources such as crash reports, offense incident reports, and other reports that provide details as to an occurrence. These Algorithms are then applied to aggregated Assignor data sets, filtering through the billions of lines of data from our Assignors to identify recoverable opportunities consistent with a given Algorithm’s criteria. Identified potential recoveries are then further quality reviewed by our medical team;

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

“Business Combination” means the transactions consummated on May 23, 2022, pursuant to the MIPA (as defined below), as described in more detail in Note 3, Business Combination, to the condensed consolidated financial statements included elsewhere in this Quarterly Report;

“CCRA” means Claims Cost Recovery Agreement; those agreements pursuant to which Claims are irrevocably assigned to the Company or affiliated entities;

“Claim” means the right, title to, and/or interest in, any and all claims or potential claims, including all related reimbursement and recovery rights, which the Company has, may have had, or may have in the future assigned to it (whether or not asserted), including all rights to causes of action and remedies against any third-party, whether a primary payer or responsible party, at law or in equity. The term “Claim” typically includes but is not limited to: (i) claims arising under consumer protection statutes and laws; (ii) claims arising under the Medicare and Medicare Advantage secondary payer statutes, whether based in contract, tort, statutory right, or otherwise, in connection with the payment to provide healthcare services or supplies; (iii) claims arising under any state statutes and common laws, irrespective of the rights that are conferred to the Company through assignment or otherwise; and (iv) all right, title, and interest to any recovery rights that may exist for any potential cause of action where a responsible party or primary payer is liable, even where it has not been established because liability is not yet proven as of the date that the Claim is identified or discovered, together with all receivables, general intangibles, payment intangibles, and other rights to payment now existing or hereafter arising and all products and proceeds of the foregoing;

“Class A Common Stock” means the shares of the Company’s Class A common stock, par value $0.0001 per share, traded on the Nasdaq Global Market under symbol “LIFW,” as described in more detail in Note 3, Business Combination, to the condensed consolidated financial statements included elsewhere in this Quarterly Report;

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

“MSP Recovery” means MSP Recovery, LLC, a Florida limited liability company;

“MSP RH Series 01” means MSP Recovery Holdings Series 01, LLC, a Delaware limited liability company;

“MSP RH Series 01 Recovery Services Agreement” means the Recovery Services Agreement dated as of October 23, 2020, by and between MSP RH Series 01 and MSP Recovery;

“New Warrants” means approximately 1,028 million warrants, each exercisable to purchase 1/25 of one share of Class A Common Stock (but only exercisable in lots of 25 to purchase whole shares), which were issued as a dividend to the holders of record of Class A Common Stock as of the close of business on the date of Closing;

“Nomura” means Nomura Securities International, Inc.;

“Nomura Note” refers to the promissory note issued to Nomura on May 27, 2022, as amended and restated from time to time.

“Opco” means Lionheart II Holdings, LLC, a Delaware limited liability company and a wholly owned subsidiary of the Company;

“Paid Amount” (a/k/a Medicare Paid Rate or wholesale price) means the amount paid to the provider from the health plan or insurer. This amount varies based on the party making payment. For example, Medicare typically pays a lower fee for service rate than commercial insurers. The Paid Amount is derived from the Claims data we receive from our Assignors. In the limited instances where the data received lacks a paid value, our team calculates the Paid Amount with a formula. The formula used provides rates for outpatient services and is derived from the customary rate at the 95th percentile as it appears from standard industry commercial rates or, where that data is unavailable, the Billed Amount if present in the data. These amounts are then adjusted to account for the customary Medicare adjustment to arrive at the calculated Paid Amount. Management believes that this formula provides a conservative estimate for the Medicare paid amount rate, based on industry studies which show the range of differences between private insurers and Medicare rates for outpatient services. We periodically update this formula to enhance the calculated paid amount where that information is not provided in the data received from our Assignors. Management believes this measure provides a useful baseline for potential recoveries, but it is not a measure of the total amount that may be recovered in respect of potentially recoverable Claims, which in turn may be influenced by any applicable potential statutory recoveries such as double damages or fines, as described below. This calculation accounts for an approximate 7.07% increase in the total Paid Amount. Where we have to extrapolate a Paid Amount to establish damages, the calculated amount may be contested by opposing parties;

“Palantir” means Palantir Technologies, Inc., a Delaware corporation.

“Public Warrants” means warrants exercisable on a cashless basis only to purchase 1/25 of one share of Class A Common Stock (but only exercisable in lots of 25 to purchase whole shares), in accordance with its terms, as described in more detail in Note 3, Business Combination, to the condensed consolidated financial statements included elsewhere in this Quarterly Report;

“PVPRC” means the cumulative Paid Amount value of potentially recoverable Claims. We analyze our Claims portfolio and identify potentially recoverable Claims using Algorithms. PVPRC is a measure of the Paid Amount in respect of those potentially recoverable Claims. In the limited instances where the data received from our Assignors lacks a paid value, the adjustment formula described in the definition of Paid Amount is applied and increases PVPRC by approximately 6.46%;

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

“Virage” means Virage Capital Management LP, a Delaware limited partnership;

“VWAP” is defined as the daily volume-weighted average price of the shares of common stock for such trading day on the Nasdaq Stock Market during regular trading hours as reported by Bloomberg L.P.

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

“Yorkville” means YA II PN, Ltd., a Cayman Islands exempt limited partnership fund managed by Yorkville Advisors Global, LP; and

“Yorkville SEPA” means that certain Standby Equity Purchase Agreement by and among the Company and Yorkville, dated November 14, 2023, as amended from time to time.

Unless specified otherwise, amounts in this Quarterly Report are presented in U.S. dollars.

Defined terms in the financial statements contained in this Quarterly Report on Form 10-Q have the meanings ascribed to them in the financial statements or our 2023 Form 10-K.

Part I – Financial Information

Item 1. Financial Statements

MSP RECOVERY, INC. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
(In thousands except per share amounts)	2024	2023
ASSETS
Current assets:
Cash	$7,113	$11,633
Accounts receivable	—	217
Affiliate receivable (1)	1,242	1,188
Prepaid expenses and other current assets (1)	4,739	8,908
Total current assets	13,094	21,946
Property and equipment, net	4,918	4,911
Intangible assets, net (2)	2,890,976	3,132,796
Right-of-use assets	286	342
Total assets	$2,909,274	$3,159,995

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$13,052	$6,244
Affiliate payable (1)	19,822	19,822
Commission payable	930	821
Derivative liability	128	37
Warrant liability (1)	40,961	268
Other current liabilities (1)	15,595	19,314
Total current liabilities	90,488	46,506
Guaranty obligation (1)	1,029,893	941,301
Claims financing obligation and notes payable (1)	602,570	548,276
Lease liabilities	172	235
Loan from related parties (1)	130,328	130,709
Interest payable (1)	21,818	73,839
Total liabilities	$1,875,269	$1,740,866

Commitments and contingencies (Note 13)

Stockholders’ Equity (Deficit):
Class A common stock, $0.0001 par value; 5,500,000,000 shares authorized; 18,630,980 and 14,659,794 issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	$2	$1
Class V common stock, $0.0001 par value; 3,250,000,000 shares authorized; 124,067,498 and 124,132,398 issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	12	12
Additional paid-in capital	390,756	357,928
Accumulated deficit	(129,569)	(85,551)
Total Stockholders’ Equity	$261,201	$272,390
Non-controlling interest	772,804	1,146,739
Total equity	$1,034,005	$1,419,129
Total liabilities and equity	$2,909,274	$3,159,995

(1)
As of June 30, 2024 and December 31, 2023, the total affiliate receivable, prepaid expenses and other current assets, affiliate payable, warrant liability, other current liabilities, guaranty obligation and loan from related parties balances are with related parties. In addition, the prepaid expenses and other current assets, claims financing obligation and notes payable, and interest payable include balances with related parties. See Note 15, Related Party Transactions, for further details.
(2)
As of June 30, 2024 and December 31, 2023, intangible assets, net included $2.1 billion and $2.2 billion, respectively, related to a consolidated VIE. See Note 9, Variable Interest Entities, for further details.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MSP RECOVERY, INC. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands except per share amounts)	2024	2023	2024	2023
Claims recovery income	$301	$2,542	$6,302	$6,039
Claims recovery service income	—	—	—	498
Other	36	—	36	—
Total Revenues	$337	$2,542	$6,338	$6,537

Operating expenses
Cost of revenues	109	377	1,782	1,398
Claims amortization expense	121,006	121,004	242,020	234,473
General and administrative (1)	6,250	7,706	11,816	14,561
Professional fees	4,362	3,417	8,782	13,145
Professional fees – legal (2)	3,466	10,467	6,933	19,018
Allowance for credit losses	—	—	—	5,000
Depreciation and amortization	68	88	135	97
Total operating expenses	135,261	143,059	271,468	287,692
Operating Loss	$(134,924)	$(140,517)	$(265,130)	$(281,155)

Interest expense (3)	(101,990)	(73,618)	(199,943)	(116,008)
Other income (expense), net	89	1,662	341	8,289
Change in fair value of warrant and derivative liabilities	24,977	1,644	76,284	3,899
Net loss before provision for income taxes	$(211,848)	$(210,829)	$(388,448)	$(384,975)

Provision for income tax expense	—	—	—	—
Net loss	$(211,848)	$(210,829)	$(388,448)	$(384,975)

Less: Net loss attributable to non-controlling interests	186,712	202,609	344,430	371,839
Net loss attributable to MSP Recovery, Inc.	$(25,136)	$(8,220)	$(44,018)	$(13,136)

Basic and diluted weighted average shares outstanding, Class A Common Stock	16,924,213	4,942,592	15,969,047	4,247,349
Basic and diluted net loss per share, Class A Common Stock	$(1.49)	$(1.66)	$(2.76)	$(3.09)

(1)
For the three and six months ended June 30, 2024, general and administrative expenses included $46.6 thousand and $91.7 thousand of related party expenses, respectively. See Note 15, Related Party Transactions, for further details. No such related party expenses were present for the three and six months ended June 30, 2023.
(2)
For the three and six months ended June 30, 2024 and 2023, Professional Fees—legal included $3.0 million and $6.0 million, and $4.7 million and $8.9 million, respectively, of related party expenses related to the Law Firm. See Note 15, Related Party Transactions, for further details.
(3)
For the three and six months ended June 30, 2024 and 2023, interest expense included $77.7 million and $152.5 million, and $55.6 million and $94.0 million, respectively, related to interest expense due to related parties. See Note 15, Related Party Transactions, for further details.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MSP RECOVERY, INC. and Subsidiaries

Condensed Consolidated Statements of Changes in Equity

(Unaudited)

Three Months Ended June 30, 2024 and 2023

	Class A Common Stock		Class V Stock
(In thousands except shares)	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Non- Controlling Interests	Total Equity
Balance at March 31, 2024	15,636,062	$2	124,067,498	$12	$367,079	$(104,433)	$980,839	$1,243,499
Class A Issuances	2,994,918	—	—	—	23,677	—	(21,323)	2,354
Net loss	—	—	—	—	—	(25,136)	(186,712)	(211,848)
Balance at June 30, 2024	18,630,980	$2	124,067,498	$12	$390,756	$(129,569)	$772,804	$1,034,005

	Class A Common Stock		Class V Stock
(In thousands except shares)	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Non-Controlling Interests	Total Equity
Balance at March 31, 2023	3,840,116	$—	125,124,861	$13	$153,641	$(34,119)	$1,894,008	$2,013,543
Conversion of Warrants	5,233	—	—	—	53	—	—	53
Class A Issuances	1,444,085	—	(860,216)	(1)	22,949	—	(22,230)	718
Net loss	—	—	—	—	—	(8,220)	(202,609)	(210,829)
Balance at June 30, 2023	5,289,434	$—	124,264,645	$12	$176,643	$(42,339)	$1,669,169	$1,803,485

Six Months Ended June 30, 2024 and 2023

	Class A Common Stock		Class V Stock
(In thousands except shares)	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Non-Controlling Interests	Total Equity
Balance at December 31, 2023	14,659,794	$1	124,132,398	$12	$357,928	$(85,551)	$1,146,739	$1,419,129
Class A Issuances	3,971,186	1	(64,900)	—	32,828	—	(29,505)	3,324
Net loss	—	—	—	—	—	(44,018)	(344,430)	(388,448)
Balance at June 30, 2024	18,630,980	$2	124,067,498	$12	$390,756	$(129,569)	$772,804	$1,034,005

	Class A Common Stock		Class V Stock
(In thousands except shares)	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Non-Controlling Interests	Total Equity
Balance at December 31, 2022	2,984,212	$—	125,919,180	$13	$137,069	$(29,203)	$2,077,586	$2,185,465
Conversion of Warrants	9,400	—	—	—	389	—	(170)	219
Class A Issuances	2,295,822	—	(1,654,535)	(1)	39,185	—	(36,408)	2,776
Net loss	—	—	—	—	—	(13,136)	(371,839)	(384,975)
Balance at June 30, 2023	5,289,434	$—	124,264,645	$12	$176,643	$(42,339)	$1,669,169	$1,803,485

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MSP RECOVERY, INC. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30,
(In thousands)	2024	2023
Cash flows from operating activities:
Net loss (1)	$(388,448)	$(384,975)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	135	97
Claims amortization expense	242,020	234,473
Paid-in-kind interest (1)	199,920	115,996
Allowance for credit losses	—	5,000
Change in fair value of warrant liability	(76,362)	(4,058)
Gain on sale of intangibles	—	(4,599)
Mark-to-market gain on liability payable in stock	(289)	(3,625)
Professional fees settled in shares	1,068	—
Change in fair value of derivatives	78	158
Non-cash lease expense	3	—
Change in operating assets and liabilities:
Accounts receivable	217	(3,415)
Prepaid expenses and other assets	4,169	8,547
Affiliate receivable (1)	(54)	1,593
Affiliate payable (1)	—	—
Accounts payable, commission payable and accrued liabilities	6,288	10,207
Deferred revenue	91	—
Net cash used in operating activities	(11,164)	(24,601)

Cash flows from investing activities:
Purchases of property and equipment	(143)	(1,377)
Purchases of intangible assets	(200)	(500)
Proceeds from sale of intangible assets	—	10,000
Net cash (used in) provided by investing activities	(343)	8,123

Cash flows from financing activities:
Proceeds from debt financing	9,250	15,000
Deferred financing costs	—	(250)
Debt issuance costs	—	(450)
(Payments) Proceeds on related party loan (1)	(382)	4,950
Release of temporary equity	—	(11,420)
Repayment of the Claims financing obligation	(2,503)	—
Proceeds from the issuance of common stock	622	—
Net provided by financing activities	6,987	7,830

Net decrease in cash	(4,520)	(8,648)
Cash at beginning of year	11,633	15,081
Cash at end of period	$7,113	$6,433

Supplemental disclosure of non-cash investing and financing activities:
Sale of intangible assets	$—	$30,987
Purchase of intangible asset financed by note payable	$—	$250,000
Release of temporary equity	$—	$1,807
Original issue discount	$3,250	$10,000
Issuance of shares in settlement of debt	$622	$—
Payment of professional fees through issuance of Class A common stock	$1,068	$845

Cash paid during the period for:
Interest	$1,178	$—

(1)
Balances include related party transactions. See Note 15, Related Party Transactions, for further details.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MSP RECOVERY, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1. DESCRIPTION OF THE BUSINESS

On May 23, 2022 (the “Closing Date”), MSP Recovery, Inc. d/b/a LifeWallet, a Delaware corporation (formerly known as Lionheart Acquisition Corporation II (“LCAP”)) consummated the previously announced business combination pursuant to that certain Membership Interest Purchase Agreement, dated as of July 11, 2021, as amended (the “MIPA”), by and among the Company, Lionheart II Holdings, LLC, a wholly owned subsidiary of the Company, MSP Recovery, LLC, and combined and consolidated subsidiaries (“Legacy MSP”), the members of Legacy MSP (the “Members”), and John H. Ruiz, in his capacity as the representative of the Members (the “Members’ Representative”). Pursuant to the MIPA, the Members sold and assigned all of their membership interests in Legacy MSP to the Company in exchange for non-economic voting shares of Class V common stock, par value $0.0001, of the Company (“Class V Common Stock”) and non-voting economic Class B Units of Opco (“Class B Units,” and each pair consisting of one share of Class V Common Stock and one Class B Unit, an “Up-C Unit”) (such transaction, the “Business Combination”). The Up-C Units are convertible into Class A Common Stock of the Company at the discretion of the holder of the Up-C Unit. See Note 3, Business Combination, for details. Subsequent to the Closing Date, the Company’s sole asset is its equity interest in MSP Recovery, LLC. The Company is the managing member and therefore consolidates Legacy MSP.

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

Amendments to the Working Capital Credit Facility

On August 2, 2024, Subrogation Holdings entered into a letter agreement where the parties have set out the terms to amend the Working Capital Credit Facility (the “HPH Letter Agreement”) with HPH, which: (i) extended the period to draw up to $23.3 million (with a 40% original issue discount) for working capital, accessible in eight tranches of $1.75 million, that can be drawn at least one month apart, until September 2025; and (ii) provides for a $3.3 million loan (with a 40% original issue discount) to be funded by August 31, 2024 for the purpose of acquiring additional Claims (the “New Claims”) that will further collateralize the Working Capital Credit Facility (collectively, (i) and (ii) the “Operational Collection Floor”). The parties have agreed that such amendment to the Working Capital Credit Facility shall be agreed and entered into at a later date, based on the terms outlined in the HPH Letter.

In addition, the Company will retain the right to monetize the New Claims with a third party sale only if the aggregate consideration is greater than an amount agreed to by HPH (the “Hazel Floor Price”), and such proceeds to be used to: (1) pay down the Operational Collection Floor, (2) to the extent proceeds are in excess of Hazel Floor Price, 50% to the Company for operational expenses and 50% to pay down Term Loan A and Term Loan B of the Working Capital Credit Facility, and (3) in the event only 50% of New Claims are monetized, then such proceeds to be used to pay down the Operational Collection Floor and to the extent any proceeds in excess of 50% of the Hazel Floor Price are available, 50% of such excess shall be made available to the Company for operational expenses and 50% of such excess shall be used to further pay down the Operational Collection Floor, and then to pay down Term Loan A and Term Loan B of the Working Capital Credit Facility.

Amounts borrowed and obligations under the Working Capital Credit Facility are secured by a pledge of proceeds from certain Claims in the Company’s Claims portfolio, with the lien securing the Purchase Money Loan being subordinated and junior to the lien securing the Working Capital Credit Facility. Pursuant to the Second Amended and Restated First Lien Credit Agreement, and in order to secure those additional advances of Term Loan B beginning in January 2024, the following was provided as additional collateral: (i) a pledge of proceeds from certain Claims in the Company’s Claims portfolio, up to $14 million; (ii) a pledge of the equity interests in an Affiliate of Messrs. John H. Ruiz and Frank C. Quesada; (iii) a mortgage on real property owned by an Affiliate of Messrs. John H. Ruiz and Frank C. Quesada (the “Mortgage”); and (iv) a personal guaranty by Messrs. John H. Ruiz and Frank C. Quesada, as primary obligors, guaranteeing those additional advances of Term Loan B beginning in January 2024 (the “Personal Guaranty”). Pursuant to the HPH Letter Agreement, Term Loan A and Term Loan B of the Working Capital Credit Facility are subordinated to the Operational Collection Floor and collateralized by the New Claims. Once: (x) the principal amount of the Operational Collection Floor has been repaid in full (including any original issue discount), or (y) the drawn amounts under the Operation Collection Floor as of December 31, 2024 are repaid in full (on a drawn and funded basis) on a dollar per dollar basis by such date, HPH shall fully release the Mortgage and the Personal Guarantee.

MSP RECOVERY, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On August 2, 2024, the Company received funding of $3.5 million under the Operational Collection Floor for July and August 2024, leaving another $10.5 million of capacity under the Operational Collection Floor.

Virage Recovery Participation, LP Warrant

In partial satisfaction of amounts owed by the Company pursuant to that certain Services Agreement dated May 20, 2022 between Virage and the Company, on May 23, 2024, the Company issued the following unregistered equity securities to Virage Recovery Participation, LP (“VRP”): (i) 500,000 shares of the Company’s Class A Common Stock, par value $0.0001 per share to VRP; and (ii) a warrant to purchase 2,500,000 shares of the Company’s Class A Common Stock, par value $0.0001 per share at a purchase price of $0.0001 per share (the “VRP Warrant”) to Virage Recovery Participation LP . The VRP Warrant is exercisable for two years from the date of issuance.

Notice of Non-Compliance with Nasdaq Listing Requirements

On June 7, 2024, the Company was notified by Nasdaq Listing Qualifications staff (the “Staff”) that the Company was non-compliant with Nasdaq’s Bid Price Requirement as the closing bid price for the Company’s Class A Common Stock had fallen below $1.00 per share for 30 consecutive business days (April 25, 2024 through June 6, 2024). Pursuant to Nasdaq Marketplace Rule 5810(c)(3)(A), the Company is provided with a compliance cure period of 180 calendar days, or until December 4, 2024, to regain compliance with the Bid Price Requirement.

If the Company does not regain compliance during such 180-day compliance period, the Company may be eligible to transfer its listing to the Nasdaq Capital Market, so as to take advantage of the additional 180-day compliance period offered on that market, provided that the Company meets the continued listing requirement for market value of publicly held shares and all other applicable initial listing standards for Nasdaq, and provides a written notice of its intention to cure this deficiency during the second compliance period, including by effecting a reverse stock split, if necessary. If it appears to Nasdaq that the Company will not be able to cure the deficiency, or if the Company is otherwise not eligible, it will receive written notification that its securities are subject to delisting. At that time, the Company may appeal the delisting determination to a hearings panel pursuant to the procedures set forth in the applicable Nasdaq Listing Rules.

The Company intends to actively monitor its bid price and will consider available options to resolve the deficiency and regain compliance with the Nasdaq Listing Rules, including by effecting a reverse stock split, if necessary.

In 2023, the Staff notified the Company of non-compliance with Nasdaq’s Bid Price Requirement and Nasdaq’s Listing Rules as a result of having not timely filed periodic reports; however, by October 27, 2023, the Company had regained compliance with all applicable listing standards.

Recent Settlements

On March 1, 2024, the Company reached a comprehensive settlement (the “March 2024 Settlement”) with 28 affiliated property and casualty insurers (“P&C Insurers”). On April 18, 2024, the Company reached a comprehensive settlement (the “April 2024 Settlement”) with a separate group of affiliated P&C Insurers. On July 16, 2024, the Company reached a comprehensive settlement (the “July 2024 Settlement”) with five affiliated P&C Insurers. The terms of the confidential settlement agreements include:

•
The P&C Insurers’ agreement to provide historical data for claimants and also assist the Company in reconciling its relevant current and future assigned Medicare claims;
•
An agreement to resolve cooperatively, or through binding mediation, relevant Medicare Claims (liens) that the Company owns today and/or in the future;
•
The P&C Insurers’ agreement that they are primary payers for any unreimbursed Medicare lien that the Company identifies from data sharing, and the P&C Insurers’ agreement to assign all rights to collect against other third parties that either failed to pay liens or collected twice from Medicare funds and the P&C Insurers; and
•
A confidential cash payment to settle historical Claims.

Under the March 2024 Settlement and July 2024 Settlement, the settling P&C Insurers also agreed to implement the Company’s MSP Recovery Clearinghouse solution.

The revenue generated from the March 2024 Settlement and April 2024 Settlement is included within the Claims recovery income in the condensed consolidated statement of operations for the six months ended June 30, 2024.

Yorkville Purchase Agreement and Yorkville Standby Equity Purchase Agreement

On January 6, 2023, the Company entered into a Company Common Stock Purchase Agreement (the “Yorkville Purchase Agreement”) with YA II PN, Ltd., a Cayman Island exempted company (“Yorkville”). Pursuant to the Yorkville Purchase Agreement,

MSP RECOVERY, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

the Company has the right to sell to Yorkville from time to time at its option up to $1 billion in shares of the Company’s Class A Common Stock, subject to the terms, conditions, and limitations set forth in the Yorkville Purchase Agreement.

On November 14, 2023, the Company entered into the Standby Equity Purchase Agreement (as amended, the “Yorkville SEPA”) with Yorkville, which fully amended and restated the Yorkville Purchase Agreement described above. Pursuant to the Yorkville SEPA, the Company has the right to sell to Yorkville up to $250.0 million of its shares of common stock, subject to certain limitations and conditions set forth in the Yorkville SEPA, from time to time during the term of the Yorkville SEPA. Sales of the shares of common stock to Yorkville under the Yorkville SEPA, and the timing of any such sales, are at the Company’s option, and the Company is under no obligation to sell any shares of common stock to Yorkville under the Yorkville SEPA except in connection with notices that may be submitted by Yorkville, in certain circumstances as described below.

Convertible Notes

In connection with the Yorkville SEPA, and subject to the condition set forth therein, Yorkville agreed to advance to the Company in the form of convertible promissory notes (the “Convertible Notes”) an aggregate principal amount of $15.0 million. On November 14, 2023, the Company issued a Convertible Note to Yorkville (“Note #1”) in the principal amount of $5.0 million, resulting in proceeds to us of $4.73 million. On December 11, 2023, we issued a Convertible Note to Yorkville in the principal amount of $5.0 million, resulting in proceeds to us of $4.75 million. On April 8, 2024, we issued a third Convertible Note to Yorkville in the principal amount of $5.0 million, resulting in net proceeds to us of $4.75 million.

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

Sales of Common Stock

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

During both the three and six months ended June 30, 2024, the Company sold 1,809,102 shares to Yorkville pursuant to Investor Notices delivered under the Yorkville SEPA at prices between $0.58 and $0.84 per share, and the proceeds were used to: (i) reduce amounts owing under Yorkville Note #1 by $0.5 million and $0.1 million of principal and interest, respectively, and (ii) $0.6 million of payment to reduce amounts owing under the Third Amended and Restated Nomura Promissory Note.

The Company has the right to sell to Yorkville up to $250 million of its Class A Common Stock until the termination of the Yorkville SEPA. As of the date of this filing, approximately 4.5 million shares have been sold to Yorkville under the Yorkville SEPA. As the Company has registered 50 million shares for resale by Yorkville, and based on the closing price of $0.30 on August 9, 2024 of the Class A Common Stock, the Company estimates its current additional capacity under the Yorkville SEPA to be approximately $13.6 million, subject to, among other things, the liquidity and price fluctuation of our Class A Common Stock, Trigger events and events of default under the Yorkville SEPA. As described below, currently proceeds from Yorkville SEPA are being used to pay down the Third Amended and Restated Nomura Note and the Yorkville Convertible Notes.

Use of Proceeds of SEPA – Nomura Note, Third Virage MTA Amendment

As required pursuant to the Second Amended and Restated Nomura Note (defined in Note 3, Business Combination), 50% of the aggregate proceeds under the Yorkville SEPA will be used to pay amounts outstanding thereunder (first towards accrued and unpaid interest, if any, then towards principal) and the remaining 50% of such proceeds will be used to pay amounts due under the Convertible

MSP RECOVERY, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Notes, if any, or be paid to the Company after the Convertible Notes are fully repaid. Pursuant to the Third Virage MTA Amendment, 25% of the Company’s portion of any net proceeds from the Yorkville SEPA would be used to pay down the VRM Full Return after the Convertible Notes are fully satisfied.

In addition, upon the occurrence and during the continuation of an event of default, the Convertible Notes shall become immediately due and payable and the Company shall pay to Yorkville the principal and interest due thereunder. Events of default include, among others: (i) the Class A Common Stock shall cease to be quoted or listed for trading, as applicable, on any primary market for a period of ten (10) consecutive Trading Days (the Company is currently quoted and listed for trading on the NASDAQ) and (ii) failure to timely file with the SEC any periodic report on or before the due date of such filing as established by the SEC, including extensions under Rule 12b-25 under the Exchange Act. In no event shall Yorkville be allowed to effect a conversion if such conversion, along with all other shares of common stock beneficially owned by Yorkville and its affiliates would exceed 9.99% of the outstanding shares of the common stock of the Company. If any time on or after November 14, 2023: (i) the daily VWAP is less than $0.15 (the “Floor Price” as lowered pursuant to the Yorkville Letter Agreement) for ten consecutive trading days (“Floor Price Trigger”), or (ii) the Company has issued substantially all of the shares available under the Exchange Cap (as defined below) (“Exchange Cap Trigger”) or (iii) the Parent is in material breach of the Registration Rights Agreement, dated November 14, 2023, by and between Yorkville and the Company (the “Registration Rights Agreement”) and such breach remains uncured for a period of twenty trading days, or (iv) the occurrence of an “Event” (as defined in the Registration Rights Agreement) (“Registration Event Trigger” and collectively with the Floor Price Trigger and the Exchange Cap Trigger, the “Trigger”), then the Company shall make monthly payments to Yorkville beginning on the seventh trading day after the Trigger and continuing monthly in the amount of $1.5 million plus a 5.0% premium and accrued and unpaid interest. The Exchange Cap Trigger will not apply in the event the Company has obtained the approval from its stockholders in accordance with the rules of Nasdaq Stock Market for the issuance of shares of common stock pursuant to the transactions contemplated in the Convertible Note and the Yorkville SEPA in excess of 19.99% of the aggregate number of shares of common stock issued and outstanding as of the effective date of the Yorkville SEPA (the “Exchange Cap”).

Yorkville, at its discretion and providing that there is a balance remaining outstanding under the Convertible Notes, may deliver a notice under the Yorkville SEPA requiring the issuance and sale of shares of common stock to Yorkville at the Conversion Price in consideration of an offset of the Convertible Notes (“Yorkville Advance”). Yorkville, in its sole discretion, may select the amount of any Yorkville Advance, provided that the number of shares issued does not cause Yorkville to exceed the 9.99% ownership limitation and does not exceed the Exchange Cap or the amount of shares of common stock that are registered. As a result of a Yorkville Advance, the amounts payable under the Convertible Notes will be offset by such amount subject to each Yorkville Advance.

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

Amendment to SEPA and Convertible Notes – Yorkville Letter Agreement

On April 8, 2024, the Company and Yorkville agreed to an amendment to the Yorkville SEPA and Convertible Notes (the “Yorkville Letter Agreement”) in which: (i) the Floor Price Trigger (as defined below) was reduced from $1.28 to $1.00; (ii) the Floor Price Trigger (as defined below) for the 10-day period ending February 5, 2024 has been cured and the monthly payment of $1.5 million that would have been due, was waived; and (iii) the maturity date of the Convertible Notes was extended to September 30, 2025 and may be extended at the option of Yorkville. On April 12, 2024, Yorkville further agreed that, to the extent that it holds Class A Common Stock in such quantities that would prevent the Company from utilizing the SEPA solely due to the Ownership Limitation, Yorkville commits to fund an additional advance in the principal amount of $13.0 million on the same terms and conditions as the previous advances pursuant to the Yorkville SEPA. On May 2, 2024, the Company and Yorkville reached an agreement to reduce the Floor Price (as defined below) under the Yorkville SEPA from $1.00 to $0.50. On July 11, 2024, the daily VWAP for our Class A Common Stock had been below the Floor Price for ten consecutive trading days, resulting in a Floor Price Trigger. On July 12, 2024, Yorkville agreed to extend the due date for the first Monthly Payment, due as a result of the Floor Price Trigger, to September 11, 2024. On August 13, 2024, the Company and Yorkville reached an agreement to reduce the Floor Price under the Yorkville SEPA from $0.50 to $0.15, thereby curing the Floor Price Trigger pursuant to the terms of the Yorkville SEPA.

Yorkville SEPA Termination

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

MSP RECOVERY, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Notes. The Company and Yorkville may also agree to terminate the Yorkville SEPA by mutual written consent. Neither the Company nor Yorkville may assign or transfer the Company’s respective rights and obligations under the Yorkville SEPA, and no provision of the Yorkville SEPA may be modified or waived by the Company or Yorkville other than by an instrument in writing signed by both parties.

The Yorkville SEPA contains customary representations, warranties, conditions, and indemnification obligations of the parties. The representations, warranties, and covenants contained in such agreements were made only for purposes of such agreements and as of specific dates, were solely for the benefit of the parties to such agreements and may be subject to limitations agreed upon by the contracting parties.

The net proceeds under the Yorkville SEPA to the Company will depend on the frequency and prices at which the Company sells its shares of Class A Common Stock to Yorkville. The Company expects that any proceeds received from such sales to Yorkville will be used for working capital and general corporate purposes.

Yorkville SEPA – Embedded Derivative

Certain features of the Yorkville SEPA have been identified and classified as an embedded derivative, which are classified as a liability in accordance with ASC 815 and valued in accordance with ASC 470, Debt. These features classified as an embedded derivative include payment and redemption premiums, increase in interest rate in the event of default and accelerated payments as a result of Trigger events. Per ASC 815, in circumstances where the embedded conversion option in a convertible instrument is required to be bifurcated and there are also other embedded derivative instruments in the convertible instrument that are required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, combined derivative instrument. The fair value of the combined embedded derivative was $128.0 thousand as of June 30, 2024. For the three months ended June 30, 2024, the fair value of the embedded derivative decreased resulting in other income of $75.0 thousand and for the six months ended June 30, 2024, the fair value of the embedded derivative increased resulting in other loss of $78.0 thousand.

Liquidity - Going Concern Analysis

As an early-stage growth company, the Company has incurred substantial net losses since inception. As of June 30, 2024, the Company had unrestricted cash totaling $7.1 million. The Company has incurred recurring losses and negative cash flows since inception and has an accumulated deficit of $129.6 million as of June 30, 2024. For the six months ended June 30, 2024, the Company used approximately $11.2 million of cash in operations. The Company’s liquidity will depend on the ability to generate substantial Claims recovery income and Claims recovery services income in the near future, the timing and amount of which is uncertain, as well as its ability to secure funding from additional third-party capital sources. The Company’s principal liquidity needs have been working capital, debt service, and Claims financing obligations.

The Company anticipates sources of liquidity to include the Working Capital Credit Facility and the Yorkville SEPA as disclosed in Note 10, Claims Financing Obligations and Notes Payable, and has taken several actions to address liquidity concerns, including actions enumerated below. However, as discussed further below, the Company has concluded management’s plans were not sufficient to alleviate the substantial doubt:

1.
On March 29, 2023, the Company’s subsidiary, Subrogation Holdings and its parent, MSP Recovery, entered into the Working Capital Credit Facility consisting of commitments to fund up to $48 million in proceeds. Certain terms were amended to the Working Capital Credit Facility, which were memorialized in the Second Amended and Restated First Lien Credit Agreement dated November 10, 2023. See summary in “Hazel Working Capital Credit Facility and Hazel Purchase Money Loan” in Note 10, Claims Financing Obligations and Notes Payable. On August 2, 2024, HPH agreed to, among other things, (i) extend the period for the Company draw up to $14 million for working capital, accessible in eight tranches of $1.75 million, that can be drawn at least one month apart, until September 2025 and (ii) provide for a $2.0 million loan to be funded by August 31, 2024 for the purpose of acquiring the New Claims.
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

The Company has concluded that, despite the aforementioned financing arrangements, there is substantial doubt about its ability to continue as a going concern. Unless we are successful in raising additional funds through the offering of debt or equity securities, we have concluded it is probable we will be unable to continue to operate as a going concern beyond the next twelve months. In the event that the Company receives an audit report from its independent registered public accounting firm with an emphasis of matter paragraph as to going concern in connection with the Company’s audited annual financial statements, such event would result in an event of default in the aforementioned debt agreements, which would result in the debt becoming immediately due.

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

These Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto included in the 2023 Form 10-K. The year-end condensed consolidated balance sheet data included in this Quarterly Report on Form 10-Q was derived from the audited financial statements but does not include all disclosures required by GAAP. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the full year.

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

Estimates and Assumptions

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and reported amounts of revenues and expenses during the reporting periods. Actual results could differ from the Company’s estimates. Estimates are periodically reviewed considering changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Significant estimates and assumptions

MSP RECOVERY, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

reflected in these consolidated financial statements include but are not limited to Claims recovery income and Claims recovery service income recognition, recoverability of long-lived assets and cost of Claims recoveries (included in cost of revenue).

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

Non-Controlling Interests

As part of the Business Combination and described in Note 3, Business Combination, the Company became the managing member of MSP Recovery, which is consolidated as the Company controls the operating decisions of MSP Recovery. The non-controlling interest relates to the Up-C Units that are convertible into Class A Common Stock of the Company at the discretion of the holder of the Up-C Unit. The Up-C Unit holders retained approximately 99.76% of the economic ownership percentage of the Company as of the Closing Date. The non-controlling interest is classified as permanent equity within the condensed consolidated balance sheet of the Company. As of June 30, 2024, based on the Class A Common Stock issuances during the period, the non-controlling interest of Class V shareholders was 86.9%.

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

Note 3. BUSINESS COMBINATION

On May 23, 2022 (the “Closing Date”), MSP Recovery, Inc. d/b/a LifeWallet, a Delaware corporation (formerly known as Lionheart Acquisition Corporation II (“LCAP”)) consummated the Business Combination pursuant to that certain Membership Interest Purchase Agreement, dated as of July 11, 2021, as amended (the “MIPA”), by and among the Company, Lionheart II Holdings, LLC, a wholly owned subsidiary of the Company, MSP Recovery, LLC, and combined and consolidated subsidiaries (“Legacy MSP”), the members of Legacy MSP (the “Members”), and John H. Ruiz, in his capacity as the representative of the Members (the “Members’ Representative”). Pursuant to the MIPA, the Members sold and assigned all of their membership interests in Legacy MSP to the Company in exchange for non-economic voting shares of Class V common stock, par value $0.0001, of the Company (“Class V Common Stock”) and non-voting economic Class B Units of Opco (“Class B Units,” and each pair consisting of one share of Class V Common Stock and one Class B Unit, an “Up-C Unit”) (such transaction, the “Business Combination”). The Up-C Units are convertible into

MSP RECOVERY, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Class A Common Stock of the Company at the discretion of the holder of the Up-C Unit. Subsequent to the Closing Date, the Company’s sole asset is its equity interest in MSP Recovery, LLC. The Company is the managing member and therefore consolidates Legacy MSP.

As a result of the closing of the Business Combination (the “Closing”), the Company is organized in an “Up-C” structure in which all of the business of Legacy MSP and its subsidiaries is held directly or indirectly by the Company, the Company is the managing member, consolidates Legacy MSP and the Company owns all of the voting economic Class A Units and the Members and their designees own all of the non-voting economic Class B Units in accordance with the terms of the first amended and restated limited liability company agreement of the Company. Each Up-C Unit may be exchanged for either, at the Company’s option, (a) cash or (b) one share of Class A Common Stock, subject to the provisions set forth in the LLC Agreement. The aggregate consideration paid to the Members (or their designees) at the Closing consisted of: (i) 130,000,000 Units and (ii) rights to receive payments under the Tax Receivable Agreement (“TRA”). Of the 130,000,000 Units, 126,178,932 Units were issued in connection with the Closing and 3,821,068 Units were designated to the Company and Opco for cancellation (“Canceled Units”). Since the Closing, the Company has issued 2,000,880 Up-C Units to certain designated persons and intends to further issue shares of Class A Common Stock in respect of transaction-related bonuses or certain other designated persons, which together with the 2,000,880 Up-C Units, would be equivalent in number to the Canceled Units.

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

Warrants

As part of the Business Combination, the Company assumed the liability related to the LCAP public warrants (“Public Warrants”) of $12.5 million. Pursuant to the terms of the Existing Warrant Agreement, and after giving effect to the issuance of the New Warrants, as defined below, the exercise price of the Public Warrants decreased to $0.0025 per share of Class A Common Stock. During the period from the Closing Date to June 30, 2024, approximately 8.9 million warrants of the original 11.8 million warrants had been exercised. For the three and six months ended June 30, 2024, the fair value of the remaining unexercised warrants decreased resulting in other income of $26.6 thousand and $213.6 thousand, respectively, which is recorded within change in fair value of warrant and derivative liabilities in the condensed consolidated statements of operations. Following anti-dilution adjustments made in connection with the Business Combination, the Public Warrants have an exercise price of $0.0025 per share, which are exercisable on a cashless basis in lots of 25.

Additionally, in connection with the Business Combination, the Company declared a dividend of approximately 1,028 million New Warrants payable to the holders of record of the Class A Common Stock as of the close of business on the Closing Date, after giving effect to the waiver of the right, title, and interest in, to or under, participation in any such dividend by the Members, on behalf of themselves and any of their designees. The New Warrants are exercisable until their expiration date, which will be the fifth anniversary of the Closing Date or earlier redemption. The record date for the determination of the holders of record of the outstanding shares of Class A Common Stock entitled to receive the New Warrant Dividend was the close of business on the Closing Date. Pursuant to the terms of the LLC Agreement, at least twice a month, to the extent any New Warrants have been exercised in accordance with their terms, the Company is required to purchase from the MSP Principals, proportionately, the number of Up-C Units or shares of Class A Common Stock owned by such MSP Principal equal to the Aggregate Exercise Price divided by the Warrant Exercise price in exchange for the Aggregate Exercise Price. The Company determined that the New Warrants instruments meet the equity scope exception in ASC 815 to be classified in stockholders’ equity, and as the repurchase right noted above has a mirrored value designed to offset the New Warrants, if exercised would be an equity only transaction. The New Warrants are each exercisable in lots of 25 for one whole share of Class A Common Stock at an exercise price of $287.50 per whole share. The New Warrants must be exercised in lots of 25, as no fractional shares will be issued as a result of their exercise. The New Warrants are subject to certain anti-dilution adjustments.

Public Warrants and New Warrants are currently listed on Nasdaq under the symbols “LIFWZ” and “LIFWW,” respectively.

Tax Receivable Agreement

In connection with the Business Combination, the Company also entered into a Tax Receivable Agreement (the “TRA”). Pursuant to the TRA, the Company is required to pay the sellers 85% of the amount of tax benefits that the Company actually realizes as a result of: (i) the Company’s direct and indirect allocable share of existing tax basis acquired in the Business Combination, (ii) increases in the

MSP RECOVERY, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Company’s allocable share of existing tax basis and tax basis adjustments that will increase the tax basis of the tangible and intangible assets of the Company as a result of the Business Combination and as a result of sales or exchanges of Up-C Units for cash or shares of Class A Common Stock, and (iii) certain other tax benefits related to entering into the TRA, including tax benefits attributable to payments under the TRA.

During the six months ended June 30, 2024, the Company’s TRA liability associated with the allocable share of existing tax basis acquired in the Business Combination would give rise to a TRA liability of $12.4 million. The Company has not recognized such liabilities under the TRA after concluding it was not probable that the Company will be able to realize the tax benefits based on estimates of future taxable income. No payments were made to the Continuing Equity Owners and Blocker Shareholders (as defined in the TRA) pursuant to the TRA during the three and six months ended June 30, 2024 and 2023. The estimation of liability under the TRA is, by its nature, imprecise and subject to significant assumptions regarding the amount, character, and timing of the taxable income of MSP Recovery, Inc. in the future. We may incur additional liabilities under the TRA when Class B Units are exchanged in the future. If the valuation allowance recorded against the deferred tax assets applicable to the tax attributes subject to the TRA is released in a future period, the relating TRA liability may be considered probable at that time and recorded within earnings.

The Company has assessed the realizability of the net deferred tax assets and in that analysis, has considered the relevant positive and negative evidence available to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The Company has recorded a full valuation allowance against the deferred tax assets as of June 30, 2024, which will be maintained until there is sufficient evidence to support the reversal of all or some portion of these allowances. As the tax benefits associated with the TRA have not been recognized, based on estimates of future taxable income, the Company has concluded it is not probable to recognize any tax receivable agreement liability. If the valuation allowance recorded against the deferred tax assets is released in a future period, the TRA liability may be considered probable at that time and recorded within earnings.

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

Amended and Restated Nomura Promissory Note

On May 27, 2022, the Company issued an unsecured promissory note to Nomura in a principal amount of approximately $24.5 million related to advisory fees and deferred underwriting fees and expenses that became due and payable by the Company to Nomura, in connection with the consummation of the Business Combination. On April 12, 2023, the Company amended and restated the promissory note (the “First Amended and Restated Nomura Note”), increasing the principal amount to approximately $26.3 million, increasing the interest rate from 8.0% to 16.0% per annum, and extending the maturity date of the Nomura Note to September 30, 2024. On November 13, 2023, the Company amended and restated the First Amended and Restated Nomura Note (the “Second Amended and Restated Nomura Note”) to: (a) increase the principal amount to approximately $28.9 million, (b) extend the maturity date to December 31, 2024, and (c) permit the Company to use the proceeds of an at-the-market offering to repay indebtedness incurred by the Company for which the proceeds are used for operating expenses, subject to certain enumerated restrictions. On March 26, 2024, the Company amended and restated the Second Amended and Restated Nomura Note (the “Third Amended and Restated Nomura Note”) to: (a) increase the principal amount to approximately $30.0 million, and (b) extend the maturity date to September 30, 2025. The Third Amended and Restated Nomura Note carries an interest rate of 16% per annum and is payable in kind or in cash, at the Company’s discretion, every 30 calendar days after March 26, 2024. Upon two days prior written notice to Nomura, the Company may prepay all or any portion of the then outstanding principal amount under the Nomura Note together with all accrued and unpaid interest thereon. The balance of the unsecured Nomura Note and related interest are included within Claims financing obligations and notes payable in the condensed consolidated balance sheet.

Note 4. ASSET ACQUISITIONS

On May 23, 2022, as part of the Closing of the Business Combination, the Company acquired assets through the issuance of Up-C Units. In exchange for approximately 7.9 million Up-C Units, the Company acquired Claims previously held by Series MRCS, an affiliate of the Company. The Claims are included as Intangible Assets, net in the condensed consolidated balance sheet.

The Claims are held at cost, which was determined using the opening market price of the Company’s Class A Common Stock as of the day subsequent to the Closing Date discounted by 4.5% for lack of marketability due to timing before shares are sellable. The Company determined the appropriate measurement date was the opening of the first trading day of the Class A Common Stock after the Closing Date as this reflects the equivalent value of the Up-C Units provided to the sellers. The Up-C Units provided to the sellers did

MSP RECOVERY, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

not include New Warrants, and as such, the Class A Common Stock value excluding the New Warrants was reflected at the Close of the first trading day after the Closing Date. The Claims are treated as finite life intangible assets similar to other Claims that the Company has acquired, and have a useful life of eight years. For further details on the intangible assets resulting from Claims acquisitions, see Note 7, Intangible Assets, Net.

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

In connection with such transaction, the Company agreed to pay Virage an amount equal to the contributions by Virage to VRM MSP plus an annual rate of return of 20% (the “VRM Full Return”). Pursuant to the terms of the agreement with Virage, such amount is payable exclusively by any of the following means (or any combination thereof): (a) the Proceeds, net of expenses related to claim settlement, (b) a sale of certain reserved shares of Messrs. John H. Ruiz and Frank C. Quesada, and the delivery of the resulting net cash proceeds thereof to VRM, or (c) a sale of shares by the Company and delivery of the net cash proceeds thereof to VRM. The amount of the VRM Full Return was $1,029.9 million as of June 30, 2024.

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

Accordingly, the Company issued the VRM Warrants. The Initial Virage Warrant, as amended, was issued effective January 1, 2024 and entitles Virage to purchase 28,298,329 shares of Class A Common Stock, with an expiration date of January 1, 2026. The Virage Warrants are recorded as warrant liability in the condensed consolidated balance sheet. Prior to April 1, 2024, Monthly Virage Warrants were issued, entitling Virage to purchase 20,219,488 shares of Class A Common Stock. During the quarter ending June 30, 2024, Monthly Virage Warrants were issued entitling Virage to purchase 37,909,524 shares to settle interest payable for the months of March, April, and May, 2024. On August 14, 2024, Monthly Virage Warrants were issued entitling Virage to purchase 47,653,840

MSP RECOVERY, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

shares to settle interest payable due to Virage as of June 30, 2024 and July 31, 2024. For the three and six months ending June 30, 2024, the issuance of Virage Monthly Warrants settled $30.0 million and $114.5 million of interest, respectively.

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

Hazel Transactions

Claims Transactions and Purchase Money Loan

On March 29, 2023, the Company acquired a controlling interest in nine legal entities, whose sole assets are CCRAs, from Hazel. This is referred to as the “Claims Purchase.” The purchase price for the Claims Purchase was funded by: (i) a purchase money loan between Hazel, as a lender, and the Company, as a borrower, in the amount of $250.0 million (the “Purchase Money Loan”) and (ii) proceeds from the sale of certain, separate CCRAs in the Claims Sale (as defined below).

Also, on March 29, 2023, the Company sold a controlling interest in three legal entities whose sole assets are CCRAs to Hazel. The agreement provided that the Company and Hazel would share in the Recovery Proceeds therefrom, in accordance with an agreed waterfall after Hazel had realized the first $150 million in Claim recoveries. This transaction is referred to as the “Claims Sale,” and together with the Claims Purchase, the “Claims Transactions.”

As the Claims Transactions were negotiated together in contemplation of one another, they have been combined for accounting purposes. The Company analyzed the Claims Sale and determined that this transaction would be treated as the sale of in-substance non-financial assets, in exchange for noncash consideration in the form of the CCRAs from the Claims Purchase measured at fair value. The variable consideration related to future recoveries is fully constrained, because, at this time, it is not probable that any amounts will be owed above the $150 million recovery threshold that would trigger additional payments. The Company analyzed the Claims Purchase and determined it results in the initial consolidation of variable interest entities that are not businesses. The acquired CCRAs held by those entities are recognized at fair value.

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

MSP RECOVERY, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Amounts borrowed and obligations under the Purchase Money Loan and the Working Capital Credit Facility (See Note 10, Claims Financing Obligations and Notes Payable) are secured by a pledge of proceeds from specific Claims in the Company’s Claims portfolio, with the lien securing the Purchase Money Loan being subordinated and junior to the lien securing the Working Capital Credit Facility. Pursuant to the Purchase Money Loan and the Working Capital Credit Facility, the Company entered into a collateral administrative agreement between the Company and Hazel, which sets forth certain arrangements between the Company and Hazel in relation to Claims owned by the Company, the proceeds of which are due to the Company were pledged to Hazel to secure the Purchase Money Loan and the Working Capital Credit Facility. The Company is responsible for certain fees and expenses related to an independent representative nominated by the Company and Hazel; however, Hazel has agreed to fully reimburse the Company for any such fees and expenses.

Note 5. INVESTMENT IN EQUITY METHOD INVESTEES

The Company holds four investments which are accounted for using the equity method: MAO-MSO Recovery II LLC Series PMPI (“Series PMPI”), MAO-MSO Recovery LLC, MAO-MSO Recovery II LLC (both collectively the “MAO-MSO entities”) and VRM MSP.

Series PMPI is a series of MAO-MSO Recovery II LLC. The Company exercises significant influence over the operating and financial activities of Series PMPI, but does not exercise control of the entity. In accordance with Series PMPI’s operating agreement, the controlling member is entitled to a preferred return of 20% per annum (the “Preferred Return”). Once the Preferred Return has been met, the controlling member is entitled to 50% of Claims recoveries by PMPI. The noncontrolling member is allocated 100% of the costs of PMPI. Since the Preferred Return exceeds the total members’ equity of PMPI as of both June 30, 2024 and December 31, 2023, the value of the equity method investment in the condensed consolidated balance sheet is $0.

The MAO-MSO entities are Delaware limited liability companies formed as master Series entities whose central operations are to form other Series legal entities that will hold and pursue Claims recovery rights. The MAO-MSO entities are not designed to hold or pursue Claims recoveries themselves. The Company holds a 50% economic interest in both entities, and has significant influence through its equity investment, but does not control either entity. As equity method investments, the Company recognizes its proportionate share of net earnings or losses as equity earnings in Other income. The activity of these entities has been insignificant for the three and six months ended June 30, 2024 and 2023. Since the Company did not make a contribution to the MAO-MSO entities, and the entities have recorded losses, the value of the equity method investment in the condensed consolidated balance sheets is $0 as of both June 30, 2024 and December 31, 2023.

Summary financial information for equity accounted investees, not adjusted for the percentage ownership of the Company is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Revenue	$0	$—	$7	$—
Amortization	$500	$500	$1,000	$1,000
Other expenses	$9	$—	$19	$—
Profit (Loss)	$(509)	$(500)	$(1,012)	$(1,000)

	As of
in thousands	June 30, 2024	December 31, 2023
Total Assets	$402	$1,403
Total Liabilities	$410	$399

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

MSP RECOVERY, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following:

	June 30,	December 31,
(In thousands)	2024	2023
Office and computer equipment	$459	$434
Leasehold improvements	139	113
Internally developed software	5,880	5,789
Other software	67	67
Property and equipment, gross	$6,545	$6,403
Less: accumulated depreciation and amortization of software	(1,627)	(1,492)
Property and equipment, net	$4,918	$4,911

For the three and six months ended June 30, 2024 and 2023, depreciation expense and amortization expense was $68.0 thousand and $135.0 thousand, and $88.0 thousand and $97.0 thousand, respectively.

Note 7. INTANGIBLE ASSETS, NET

The Company records CCRAs at cost and amortizes them as a finite intangible asset with a useful life of eight years. During three and six months ended June 30, 2024, the Company purchased $0.1 million and $0.2 million, respectively, of CCRAs included in Intangible assets, net, all of which were paid in cash.

Intangible assets, net consists of the following:

(in thousands)	June 30, 2024	December 31, 2023
Intangible assets, gross	$3,872,556	$3,872,356
Accumulated amortization	(981,580)	(739,560)
Net	$2,890,976	$3,132,796

For the three and six months ended June 30, 2024 and 2023, claims amortization expense was $121.0 million and $242.0 million, and $121.0 million and $234.5 million, respectively.

Future amortization for CCRAs, for the remainder of 2024 and thereafter is expected to be as follows:

(in thousands)	CCRAs Amortization
2024	$241,972
2025	483,944
2026	483,944
2027	483,944
2028	483,944
Thereafter	713,228
Total	$2,890,976

The Company monitors intangible assets for potential impairment indicators, including, but not limited to, assumptions regarding the amount and timing of future collections derived from its CCRAs. The Company continues to pursue recoveries from various parties under rights held through its CCRAs; however, extended delays may result in future impairment of the Company’s intangible assets.

During the three months ended June 30, 2024, the Company updated the recoverability analysis on the definite-lived CCRA intangible assets performed as of December 31, 2023. The Company did not identify any new impairment indicators outside of the ones already disclosed in its evaluation of its definite-lived intangible assets in the 2023 Form 10-K. There are inherent risks in our business which could impact the recoverability analysis. As a result, factors may change in the future that could negatively impact our recoverability of the CCRAs, and may result in an impairment charge. Based on the analysis, the carrying value of the Company’s CCRA intangible assets were deemed to be recoverable as of June 30, 2024.

The following table presents the changes in the Company’s intangibles assets for the six months ended June 30, 2024:

(in thousands)	Intangible Assets
Balance as of December 31, 2023	$3,132,796
Acquisitions of CCRAs	200
Amortization expense	(242,020)
Total	$2,890,976

MSP RECOVERY, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 8. LEASES

The Company leases office space in Puerto Rico under a non-cancellable operating lease which commenced in September 2023 and expires August 2026. Prior to this lease, the Company held a short-term lease, therefore the Company recorded an initial right-of-use (“ROU”) asset and lease liability upon signing the new lease agreement. Lease expense for the three and six months ended June 30, 2024 amounted to $39.5 thousand and $79.0 thousand.

In addition, the Company rents office space from the Law Firm, which is on a month-to-month basis and therefore is not included within the ROU Asset and Lease liability nor in the future minimum lease payments below. In July 2024, the Law Firm’s lease expired and the Law Firm moved to a new location; as a result, the Company moved its corporate headquarters to the Law Firm’s new location under a new lease, which is also on a month-to-month basis. Short-term rent expense for the three and six months ended June 30, 2024 and 2023 was $0.2 million and $0.7 million, and $0.3 million and $0.6 million, respectively.

As of June 30, 2024, the weighted-average lease term and weighted-average discount rate were 2.2 years and 15.31%, respectively.

The presentation of right-of-use assets and lease liabilities in the condensed consolidated balance sheet is as follows:

		June 30,	December 31,
(In thousands)	Classification	2024	2023
Assets
Right-of-use asset	Right-of-use assets	$286	$342
Total Leased Assets		$286	$342

Liabilities
Current
Operating lease liability	Other current liabilities	$(120)	$(109)
Non-current
Operating lease liability	Lease liabilities	$(172)	$(235)
Total Lease Liability		$(292)	$(344)

The future minimum lease payments under non-cancellable operating leases as of June 30, 2024 for the next five years and thereafter are as follows:

(in thousands)
Remainder of 2024	$77
2025	157
2026	107
2027	—
2028	—
Thereafter	—
Total minimum payments required	341
Less: implied interest	(49)
Present value of lease liabilities	$292

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

MSP RECOVERY, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Total assets and liabilities included in its condensed consolidated balance sheets for these VIEs were $2.1 billion and $0.4 million, respectively, as of June 30, 2024 and $2.2 billion and $0.4 million, respectively, as of December 31, 2023. The assets at June 30, 2024 and December 31, 2023 include the Intangible Assets, net included in the Series of $1.8 billion and $2.0 billion, respectively.

Investments in Unconsolidated Variable Interest Entities

The Company has equity investments in VIEs, but does not consolidate them because it has no power to direct the activities that most significantly impact their economic performance and thus is not considered the primary beneficiary of the entities. Those VIEs are reflected as equity method investments.

Total assets and liabilities for these VIEs were $0.4 million and $0.4 million, respectively, at June 30, 2024 and $1.4 million and $0.4 million, respectively, at December 31, 2023.

Generally, the Company’s exposure is limited to its investment in those VIEs (see Note 5, Investment in Equity Method Investees). For MAO-MSO Recovery II, LLC and Series PMPI, the Company may be exposed to providing additional recovery services at its own cost if recovery proceeds allocated to it are insufficient to recover the costs of those services. The Company does not have any other exposure or any obligation to provide additional funding to the VIEs that it has equity investments in.

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

Refer to Note 5, Investment in Equity Method Investees, for additional information on this VRM MSP transaction.

Note 10. CLAIMS FINANCING OBLIGATIONS AND NOTES PAYABLE

Based on claims financing obligations and notes payable agreements, as of June 30, 2024 and December 31, 2023, the present value of amounts owed under these obligations were $605.3 million and $556.3 million, respectively, including capitalized interest. In addition, as of June 30, 2024 and December 31, 2023, the Company has $14.5 million and $10.0 million of advances from Yorkville, respectively. The weighted average interest rate is 14.8% based on the current book value of $605.3 million with rates that range from 0% to 20%.

As of June 30, 2024, the minimum required payments on these agreements are $758.9 million. Certain of these agreements have priority of payment regarding any proceeds until full payment of the balance due is satisfied. The maturity of the commitments range from the date sufficient claims recoveries are received to cover the required return or in some cases by 2031.

Brickell Key Investments

In 2015, the Company entered into a Claims Proceeds Investment Agreement (“CPIA”), as amended, with Brickell Key Investments LP (the “Holder”). Pursuant to the CPIA, as amended, the Company grants to the Holder the right to purchase Class A common shares in the Company (the “Class A Shares”) up to a maximum amount of 2,666,667 (the “Amount”) for a purchase price equal to $6,666.67 ($0.0025 per Class A Share), and is payable in cash. This Warrant (the “Warrant”) will expire at 5:00 p.m. (Eastern Time), on September 30, 2027 and may be exercised in whole or in part by Holder at any time prior to such date. The Holder can only sell a maximum of 15% per month of the Class A Shares obtained through the Warrant. In exchange for the Company issuing the Warrant, the amounts owed to the Holder pursuant to CPIA are amended to equal $80 million. The Holder has the right to receive the $80 million owed through proceeds as outlined in the CPIA, cash paid by the Company or monetization of the Warrant (through the sale of the Warrant or sale of the underlying Class A Shares). If the Holder monetizes the Warrant, the amount owed will be reduced at a measure of $30.00 per Class A Share. In connection with the Amendment and Warrant Agreement, the Holder also executed a Stock Pledge Agreement (the “Pledge Agreement”) with Legacy MSP founders, John H. Ruiz and Frank C. Quesada (the “Founders”). As part of the Pledge Agreement, the Founders agreed to pledge 50 million shares to secure payment of the original principal amount of the CPIA. In addition, the Pledge Agreement provides the right to repurchase the Warrant from the Holder on or before June 30, 2023. The Founders entered into an agreement with the Company where this repurchase right has been assigned to the Company (the “Side Agreement”). As the Company has, at its option, the ability to pay its obligation through cash proceeds or through monetization of the Warrants, the $80.0 million of amounts owed as of June 30, 2024 was included as Claims financing obligation and notes payable on the condensed consolidated balance sheet.

MSP RECOVERY, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Founders did not exercise the option to repurchase the Warrants on or before June 30, 2023. The Company recognized the Warrants at fair value which, considering the price of the Company’s common stock was below $30.00 as of June 30, 2024, it was determined to be zero.

Hazel Working Capital Credit Facility and Hazel Purchase Money Loan

On March 29, 2023, Subrogation Holdings entered into an Amended and Restated Credit Agreement (the “Working Capital Credit Facility”) with Hazel Partners Holdings LLC (“HPH”), an affiliate of Hazel, as the lender and administrative agent, which provides for up to $80 million (with a 40% original issue discount), consisting of a Term Loan A commitment to fund up to $30 million in proceeds (in multiple installments), and a Term Loan B Commitment to fund up to $18 million in proceeds (in multiple installments), the funding of each conditioned on certain milestones. The amended terms to the Working Capital Credit Facility were memorialized in the Second Amended and Restated First Lien Credit Agreement dated November 10, 2023.

As of June 30, 2024, the Company had received funding with an aggregate amount of $20.5 million under Term Loan A, which was terminated in 2023. The parties agreed to increase the Term Loan B commitment from $18 million to $27.5 million, after giving effect to the original issue discount on the Working Capital Credit Facility, which would be funded in multiple installments and in accordance with the terms of the Working Capital Credit Facility. During the six months ended June 30, 2024, the Company received funding with an aggregate amount of $4.5 million under Term Loan B.

On August 2, 2024, Subrogation Holdings entered into a letter agreement to amend the Second Amended and Restated Credit Agreement (the “HPH Letter Agreement”) with HPH, which: (i) extended the period to draw up to $23.3 million (with a 40% original issue discount) for working capital, accessible in eight tranches of $1.75 million, that can be drawn at least one month apart, until September 2025; and (ii) provides for a $3.3 million loan (with a 40% original issue discount) to be funded by August 31, 2024 for the purpose of acquiring additional Claims (the “New Claims”) that will further collateralize the Working Capital Credit Facility (collectively, (i) and (ii) the “Operational Collection Floor”). On August 2, 2024, the Company received funding of $3.5 million under the Operational Collection Floor for July and August 2024, leaving another $10.5 million of capacity under the Operational Collection Floor.

Amounts borrowed and obligations under the Working Capital Credit Facility are secured by a pledge of proceeds from certain Claims in the Company’s Claims portfolio, with the lien securing the Purchase Money Loan being subordinated and junior to the lien securing the Working Capital Credit Facility. Pursuant to the Second Amended and Restated First Lien Credit Agreement, and in order to secure those additional advances of Term Loan B beginning in January 2024, the following was provided as additional collateral: (i) a pledge of proceeds from certain Claims in the Company’s Claims portfolio, up to $14 million; (ii) a pledge of the equity interests in an Affiliate of Messrs. John H. Ruiz and Frank C. Quesada; (iii) a mortgage on real property owned by an Affiliate of Messrs. John H. Ruiz and Frank C. Quesada (the “Mortgage”); and (iv) a personal guaranty by Messrs. John H. Ruiz and Frank C. Quesada, as primary obligors, guaranteeing those additional advances of Term Loan B beginning in January 2024 (the “Personal Guaranty”). Pursuant to the HPH Letter Agreement, Term Loan A and Term Loan B of the Working Capital Credit Facility are subordinated to the Operational Collection Floor and collateralized by the New Claims. Once: (x) the principal amount of the Operational Collection Floor has been repaid in full (including any original issue discount), or (y) the drawn amounts under the Operation Collection Floor as of December 31, 2024 are repaid in full (on a drawn and funded basis) on a dollar per dollar basis by such date, HPH shall fully release the Mortgage and the Personal Guarantee.

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

As discussed in Note 4, Asset Acquisitions, amounts borrowed and obligations under the Purchase Money Loan and the Working Capital Credit Facility are secured by a pledge of proceeds from certain Claims in the Company’s Claims portfolio, with the lien securing

MSP RECOVERY, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

the Purchase Money Loan being subordinated and junior to the lien securing the Working Capital Credit Facility. Pursuant to the Purchase Money Loan and the Working Capital Credit Facility, the Company entered into a collateral administrative agreement between the Company and HPH, which sets forth certain arrangements between the Company and HPH in relation to the management of the litigation of certain Claims owned by the Company, the proceeds of which are due to the Company, and were pledged to Hazel and HPH to secure the Purchase Money Loan and the Working Capital Credit Facility, respectively. The Company is responsible for certain fees and expenses related to an independent representative nominated by the Company and Hazel; however, Hazel has agreed to fully reimburse the Company for any such fees and expenses.

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

On March 26, 2024, the Company amended and restated the Second Amended and Restated Nomura Note (the “Third Amended and Restated Nomura Note”) to: (a) increase the principal amount to approximately $30.0 million, and (b) extend the maturity date to September 30, 2025. The Third Amended and Restated Nomura Note carries an interest rate of 16% per annum and is payable in kind or in cash, at the Company’s discretion, every 30 calendar days after March 26, 2024. Upon two days prior written notice to Nomura, the Company may prepay all or any portion of the then outstanding principal amount under the promissory note together with all accrued and unpaid interest thereon. The balance of the unsecured promissory note and related interest are included within Claims financing obligations and notes payable in the condensed consolidated balance sheet.

Committed Equity Facility

On November 14, 2023, the Company entered into the Yorkville SEPA with Yorkville. Pursuant to the Yorkville SEPA, the Company has the right to sell to Yorkville up to $250.0 million of its shares of common stock, subject to certain limitations and conditions set forth therein, from time to time during the term of the Yorkville SEPA. In connection with the Yorkville SEPA, and subject to the conditions set forth therein, Yorkville advanced to the Company, in the form of Convertible Notes, an aggregate principal amount of $15.0 million, resulting in net proceeds to the Company of $14.2 million.

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

On May 17, 2022, the Company and CF Principal Investments LLC (“CF”) entered into an agreement for an OTC Equity Prepaid Forward Transaction (the “Prepaid Forward”). Pursuant to the terms of the Prepaid Forward, CF agreed to, among other things, transfer to MSP for cancellation any New Warrants received as a result of being the stockholder of record of any shares of Class A Common Stock as of the close of business on the closing date of the Business Combination, in connection with the New Warrant Dividend, On January 12, 2024, CF transferred 133,291,502 New Warrants to the Company, which were canceled upon receipt.

As of June 30, 2024, the Company had recognized a warrant liability for the following securities which are convertible into, or allow the purchase of, our Class A Common Stock, including: (i) 2,950,157 Public Warrants outstanding, each exercisable to purchase 1/25th of one share of our Class A Common Stock (but only exercisable in lots of 25 to purchase whole shares); (ii) 894,754,824 New Warrants outstanding, each exercisable to purchase 1/25th of one share of our Class A Common Stock (but only exercisable in lots of 25 to purchase whole shares); (iii) the CPIA Warrant, exercisable to purchase 2,666,667 shares of Class A Common Stock at a purchase price of $0.0025 per share; (iv) the VRM Warrants, exercisable to purchase 86,427,341 shares of Class A Common Stock at a purchase

MSP RECOVERY, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

price of $0.0001 per share; and (v) warrants to Virage Recovery Participation, LP, exercisable to purchase 2,500,000 shares of Class A Common Stock at a purchase price of $0.0001 per share.

The warrant liability includes the mark-to-market fair value of the warrants discussed above. The fair value of the warrant liability is derived considering the potential shares issuable for each warrant and using the price of the Company’s Class A Common Stock as of the most recent balance sheet date, which is a quoted price in active markets.

The table below presents a roll-forward of the warrant liability from December 31, 2023 to June 30, 2024:

in thousands	Warrant Liability
Balance at December 31, 2023	$(268)
Issuance of new warrants	(117,055)
Change in fair value of outstanding warrants	76,362
Balance at June 30, 2024	$(40,961)

A summary of activity of the shares resulting from the exercise of warrants during the six months ended June 30, 2024 is as follows:

		Weighted Average
	# of Shares	Exercise Price
Balance at December 31, 2023	35,908,200	$286.56
Issued	48,517,817	$0.0001
Exercised	—	$—
Expired	—	$—
Balance at March 31, 2024	84,426,017	$121.88
Issued	40,409,524	$0.0001
Exercised	—	$—
Expired	—	$—
Balance at June 30, 2024	124,835,541	$82.43

The table above does not include the CPIA Warrant as the value has been determined to be zero, as discussed in Note 10, Claims Financing Obligations and Notes Payable. Refer to Note 3, Business Combination, for discussion of the terms of the Public Warrants and New Warrants, and to Note 4, Asset Acquisitions, for discussion of the terms of the VRM Warrants.

Note 12. NONCONTROLLING INTEREST

The non-controlling interest balance primarily represents the Up-C Units of the Company held by the Members. The following table summarizes the ownership of Units in the Company as of June 30, 2024:

	Common Stock	Ownership Percentage
Ownership of Class A Common Stock	18,630,980	13.1%
Ownership of Class V Common Stock	124,067,498	86.9%
Balance at end of period	142,698,478	100.0%

The non-controlling interest holders have the right to exchange Up-C Units, at the Company’s option, for (i) cash or (ii) one share of Class A Common Stock, subject to the provisions set forth in the LLC Agreement. As such, future exchanges of Up-C Units by non-controlling interest holders will result in a change in ownership and reduce or increase the amount recorded as non-controlling interest and increase or decrease additional paid-in-capital or retained earnings when the Company has positive or negative net assets, respectively. As of June 30, 2024, 2.7 million Up-C Units have been exchanged into shares of Class A Common Stock.

In addition to the non-controlling interest related to Up-C Units, the Company also has non-controlling interests related to the Series as noted in Note 9, Variable Interest Entities, and MAO-MSO Recovery LLC Series FHCP (“FHCP”), which is a non-wholly owned subsidiary of MSP Recovery, LLC. In accordance with FHCP’s operating agreement, the noncontrolling member is entitled to a preferred return of 20% per annum (the “Preferred Return”). Once the Preferred Return has been met, the noncontrolling member is entitled to 80% of Claims recoveries by FHCP. The controlling member is allocated 100% of the costs of FHCP. Since the Preferred Return exceeds the total members’ equity of FHCP as of both June 30, 2024 and December 31, 2023, the non-controlling interest also includes $4.3 million representing the entire members’ equity of FHCP.

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

In addition, on March 10, 2023, the Company received a subpoena from the U.S. Attorney’s Office (“USAO”) in connection with a grand jury investigation in the U.S. District Court for the Southern District of Florida requesting certain information concerning the Company, which subpoena requests documents relating to, among other matters, the Company’s proprietary Algorithms and other software used to identify potentially recoverable claims, the drop in the price of the Company’s common stock following the Business Combination, and certain marketing materials and investment agreements presented to potential investors. On July 18, 2024, the Company received an additional subpoena from the USAO, requesting documents related to a recent press release. To the best of the Company’s knowledge, the Department of Justice has not issued any target letters to anyone associated with the Company as a result of this investigation. (The United States Attorney’s Manual states that a “target” is a person as to whom the prosecutor or the grand jury has substantial evidence linking him or her to the commission of a crime and who, in the judgment of the prosecutor, is a putative defendant.)

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

MSP RECOVERY, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Note 14. FAIR VALUE MEASUREMENTS

The Company has no assets that are measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023. There were no assets or liabilities measured at fair value on a non-recurring basis during the three months ended June 30, 2024. Liabilities measured at fair value on a recurring basis as of June 30, 2024, are summarized as follows:

in thousands	Level	June 30, 2024	December 31, 2023
Derivative liability	3	$128	$37
Warrant liability	2	40,961	268
Total		$41,089	$305

The following table details the roll-forward of the Level 3 liabilities during the six months ended June 30, 2024:

in thousands	Derivative liability
Balance at December 31, 2023	$(37)
Change in fair value of derivative liability	(78)
Issuance of note	(13)
Balance at June 30, 2024	$(128)

As of June 30, 2024, the certain embedded features within the Yorkville SEPA are treated as a derivative liability and changes in the fair value were recognized in the change in fair value of warrant and derivative liabilities in the condensed consolidated statements of operations. The embedded derivative liability is valued at each of the reporting period; the following table details the significant market-based inputs:

	June 30, 2024	December 31, 2023
Price of Common Stock	$0.46	$2.27
Volatility	40%	40%
Market Risk Spread	11.58%	12.37%
Expected Term (in years)	1.25	1.25

Note 15. RELATED PARTY TRANSACTIONS

Loans from related parties

The Company has an unsecured promissory note in an aggregate principal amount of $112.8 million (the “Promissory Note”) to John H. Ruiz and Frank C. Quesada, the Company’s Chief Executive Officer and director and Chief Legal Officer and director, respectively (collectively, the “MSP Principals”), in exchange for the MSP Principals agreeing to provide cash to pay transaction costs related to the Merger, pay down affiliate payable balances, and provide operating cash to the Company. In addition to the amounts in the Promissory Note, at the merger date with LCAP, the MSP Principals contributed $13.0 million through funds that had been loaned to VRM MSP to cover related service fees. The Promissory Note as well as the amount contributed at the merger date bear interest at an annual rate of 4%, payable in kind, and will mature on June 16, 2026, the four-year anniversary of the issuance. The Promissory Note is payable by the Company at any time, without prepayment penalties, fees, or other expenses. During the three and six months ended June 30, 2024 and 2023, the Company recorded $1.3 million and $2.5 million, respectively, of interest expense related to the Promissory Note.

MSP RECOVERY, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

A portion of the proceeds under the Promissory Note in an amount equal to $36.5 million was advanced to the Law Firm, an affiliate of certain Members, for certain operating expenses pursuant to a legal services agreement. This amount is reflected in prepaid expenses and other current assets within the condensed consolidated balance sheets and had a balance of $1.7 million and $7.7 million as of June 30, 2024 and December 31, 2023, respectively. The advances of Law Firm expenses are reflected in Professional fees – legal within the condensed consolidated statement of operations. The advances are expensed as incurred, as the Company does not have recourse to any amounts incurred should Law Firm fail to secure recoveries, although it does have recourse to any amounts advanced that have not been incurred as an expense.

Under the legal services agreement, Company shall advance certain of Law Firm’s monthly expenses, including payroll and overhead; however, should Law Firm earn fees under the legal service agreements (the “Existing LSAs”) noted below, net of pre-existing obligations including payments to co-counsel sufficient to cover its monthly expenses, Company is entitled to reimbursement of the advance of said monthly expenses. Further, to the extent that Law Firm earns a surplus of fees in excess of its monthly expenses, said surplus shall be used to reimburse past amounts of Law Firm’s monthly expenses that Company advanced. For the three and six months ended June 30, 2024, approximately $3.0 million and $6.0 million, respectively, of the $36.5 million advanced by the Company to the Law Firm has been incurred for expenses pursuant to the legal services agreement.

Founders’ Pledge - Claims Proceeds Investment Agreement

As disclosed in Note 10, the Founders pledge 50 million shares to secure payment of the original principal amount of the CPIA. Refer to Note 10, Claims Financing Obligations and Notes Payable.

Legal Services – Law Firm

Certain Company entities have previously entered into the Existing LSAs with the Law Firm, an affiliate of certain Members, for the recovery of Claims. Pursuant to the terms of the Existing LSAs, the Law Firm provides the Company with investigation, case management, research and legal services in the pursuit of recovery of Claims in exchange for a portion of the recovered proceeds relating to such Claims. The Existing LSAs also provide that the Law Firm serves as lead counsel or co-lead counsel for any litigation relating to such Claims. As of June 30, 2024 and December 31, 2023, there was no amount due, as amounts paid through the prepaid noted above had covered amounts of existing LSAs due to the Law Firm for Claim recoveries. For the three and six months ended June 30, 2024 and 2023, $3.0 million and $6.0 million, and $4.7 million $8.9 million, respectively, was included in Professional fees – legal, for expenses related to the Law Firm in the condensed consolidated statements of operations. The amounts are related to the payment of Law Firm expenses as noted above.

In addition, during fiscal year 2023, the Company issued an unsecured promissory note in an aggregate principal amount of $4.95 million to the Law Firm, to provide general operational funding (the “Law Firm Loan”). The aggregate unpaid principal amount of this promissory note is due 24 months from the date of the most recent advance from the Second Amended and Restated First Lien Credit Agreement is made. As of June 30, 2024, this promissory note is due on January 15, 2026. This promissory note does not carry interest and is payable by the Company at any time, without prepayment penalties, fees, or other expenses. On March 4, 2024, the Board authorized the partial repayment of the Law Firm Loan in the amount of $0.4 million, which funds were to be used for the express purpose of paying property taxes on real property owned and pledged by the MSP Principals to HPH as collateral in connection with the Working Capital Credit Facility.

For the three and six months ended June 30, 2024, $3.4 thousand and $42.6 thousand, respectively, were included in cost of revenue for expenses related to the Law Firm in the condensed consolidated statements of operations. For the three and six months ended June 30, 2023, no amounts of cost of revenue for expenses related to the Law Firm were included in the condensed consolidated statements of operations.

The Law Firm may also collect and/or hold cash on behalf of the Company in the ordinary course of business. As of June 30, 2024 and December 31, 2023, $0.9 million and $0.8 million, respectively, was due from the Law Firm and included in the condensed consolidated balance sheets in Affiliate Receivable. In addition, the Company rents office space from the Law Firm as discussed in Note 8, Leases.

MSP Recovery Aviation, LLC

The Company may make payments related to operational expenses on behalf of its affiliate, MSP Recovery Aviation, LLC (“MSP Aviation”). The Company has made payments in the periods of the financial statements only related to specifically billed flights. As of both June 30, 2024 and December 31, 2023, $0.2 million was due from MSP Aviation and included in the condensed consolidated balance sheets in Affiliate Receivable. For the three and six months ended June 30, 2024, $46.6 thousand and $91.7 thousand was included in General and Administrative expenses related to MSP Aviation in the condensed consolidated statements of operations. For the three and six months ended June 30, 2023, there were no expenses related to MSP Aviation included in the condensed consolidated statements of operations.

MSP RECOVERY, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Funds Held for Other Entities

The Company may collect and/or hold cash on behalf of its affiliates in the ordinary course of business. As of both June 30, 2024 and December 31, 2023, $19.8 million was due to affiliates of the Company and included in the condensed consolidated balance sheets in Affiliate Payable. These amounts were primarily due to Series MRCS, and will be repaid either through excess cash flows from operations or other financing. The Company also has a note payable with Series MRCS, which as of both June 30, 2024 and December 31, 2023, the balance was $0.5 million and included in the condensed consolidated balance sheets in Claims financing obligation and notes payable.

As of both June 30, 2024 and December 31, 2023, there were additional receivables from other affiliates of $0.2 million. These were included in the condensed consolidated balance sheets in Affiliate Receivable.

VRM MSP

The Company concluded that VRM MSP is a related party due to ownership interests in the entity held by the MSP Recovery and Series MRCS. For the three and six months ended June 30, 2024 and 2023, the Company recorded $76.1 million and $149.5 million, and $54.3 million and $91.4 million, respectively, for interest expense related to the VRM Full Return and Virage MTA Amendment.

Virage

As discussed in Note 4, Asset Acquisitions, the Initial Virage Warrant, as amended, was issued effective January 1, 2024. Until our obligations to Virage are paid in full, the Company has the option every month to continue to pay Virage in one or a combination of: (a) cash, in an amount equal to 1.0% of each calendar month-end balance (which month-end balance shall be increased daily up to 20% per annum based on a formula set forth in the Virage MTA Amendment) of the amount owing to Virage as of each preceding calendar month end and/or (b) the issuance of subsequent Monthly Virage Warrants.

Refer to Note 4, Asset Acquisitions, for the listing of warrants issued during the three and six months ended June 30, 2024.

Pursuant to a purchase agreement dated March 4, 2024, and as disclosed on a Form 4 dated March 4, 2024 filed by Mr. John H. Ruiz, the Company’s Chief Executive Officer, the Company issued 438,596 unregistered shares of Class A Common Stock to Virage in satisfaction of certain obligations of the Company, which shares were subsequently purchased from Virage by Mr. Ruiz.

Working Capital Credit Facility Collateral

Pursuant to the Second Amended and Restated First Lien Credit Agreement, and in order to secure those additional advances of Term Loan B beginning in January 2024, the Company approved for Messrs. John H. Ruiz and Frank C. Quesada to provide, as additional collateral, the following: (i) a pledge of the equity interests in an Affiliate of Messrs. John H. Ruiz and Frank C. Quesada; (ii) a mortgage on real property owned by an Affiliate of Messrs. John H. Ruiz and Frank C. Quesada (the “Mortgage”), and (iii) a personal guaranty by Messrs. John H. Ruiz and Frank C. Quesada, as primary obligors, guaranteeing those additional advances of Term Loan B beginning in January 2024 (the “Personal Guaranty”). On December 22, 2023, our Board approved the Company's payment of certain costs and fees (including legal fees) on behalf of John H. Ruiz and Frank C. Quesada, associated with the mortgage granted in connection with said guaranty, totaling $0.1 million. On March 4, 2024, the Board authorized the partial repayment of the Law Firm Loan in the amount of $0.4 million, which funds were to be used for the express purpose of paying property taxes on real property owned and pledged by the MSP Principals to HPH as collateral in connection with the Working Capital Credit Facility.

On August 2, 2024, Subrogation Holdings entered into a letter agreement to amend the Second Amended and Restated Credit Agreement (the “HPH Letter Agreement”) with HPH, which: (i) extended the period to draw up to $23.3 million (with a 40% original issue discount) for working capital, accessible in eight tranches of $1.75 million, that can be drawn at least one month apart, until September 2025; and (ii) provides for a $3.3 million loan (with a 40% original issue discount) to be funded by August 31, 2024 for the purpose of acquiring additional Claims (the “New Claims”) that will further collateralize the Working Capital Credit Facility (collectively, (i) and (ii) the “Operational Collection Floor”). Pursuant to the HPH Letter Agreement, Term Loan A and Term Loan B of the Working Capital Credit Facility are subordinated to the Operational Collection Floor and collateralized by the New Claims. Once (x) the principal amount of the Operational Collection Floor has been repaid in full (including any original issue discount), or (y) the drawn amounts under the Operation Collection Floor as of December 31, 2024 are repaid in full (on a drawn and funded basis) on a dollar per dollar basis by such date, HPH shall fully release the Mortgage and the Personal Guarantee.

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

The following table sets forth the computation of basic and diluted earnings per share of Class A Common Stock:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands except shares and per share amounts)	2024	2023	2024	2023
Numerator - basic and diluted:
Net loss	$(211,848)	$(210,829)	$(388,448)	$(384,975)
Less: Net loss attributable to the non-controlling interests	186,712	202,609	344,430	371,839
Net loss attributable to MSP Recovery, Inc.	$(25,136)	$(8,220)	$(44,018)	$(13,136)

Denominator – basic and diluted:
Weighted-average shares of Class A common stock outstanding – basic	16,924,213	4,942,592	15,969,047	4,247,349
Weighted-average shares of Class A common stock outstanding – dilutive	16,924,213	4,942,592	15,969,047	4,247,349

Earnings per share of Class A common stock – basic	$(1.49)	$(1.66)	$(2.76)	$(3.09)
Earnings per share of Class A common stock – diluted	$(1.49)	$(1.66)	$(2.76)	$(3.09)

Shares of the Company’s Class V Common Stock do not participate in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class V Common Stock under the two-class method has not been presented.

In the calculation for earnings per share for the three and six months ended June 30, 2024, the Company excluded from the calculation of diluted earnings per share 125,037,300 shares of Class V Common Stock, 2,950,157 Public Warrants outstanding, 2,666,667 shares issuable upon the exercise of the CPIA Warrant, 894,754,824 New Warrants outstanding, and 107,258,512 VRM Warrants outstanding because their effect would have been anti-dilutive.

In the calculation for earnings per share for the three and six months ended June 30, 2023, the Company excluded from the calculation of diluted earnings per share 124,264,645 shares of Class V Common Stock, 3,084,703 Public Warrants outstanding, 2,666,667 CPIA Warrants, and 1,028,046,326 shares of New Warrants outstanding because their effect would have been anti-dilutive.

Note 17. SUBSEQUENT EVENTS

Amendments to the Working Capital Credit Facility

On August 2, 2024, Subrogation Holdings entered into a letter agreement to amend the Second Amended and Restated Credit Agreement (the “HPH Letter Agreement”) with HPH, which: (i) extended the period to draw up to $23.3 million (with a 40% original issue discount) for working capital, accessible in eight tranches of $1.75 million, that can be drawn at least one month apart, until September 2025; and (ii) provides for a $3.3 million loan (with a 40% original issue discount) to be funded by August 31, 2024 for the purpose of acquiring additional Claims (the “New Claims”) that will further collateralize the Working Capital Credit Facility (collectively, (i) and (ii) the “Operational Collection Floor”). Pursuant to the HPH Letter Agreement, Term Loan A and Term Loan B of the Working Capital Credit Facility are subordinated to the Operational Collection Floor and collateralized by the New Claims. Once (x) the principal amount of the Operational Collection Floor has been repaid in full (including any original issue discount), or (y) the drawn amounts under the Operation Collection Floor as of December 31, 2024 are repaid in full (on a drawn and funded basis) on a dollar per dollar basis by such date, HPH shall fully release the Mortgage and the Personal Guarantee.

On August 2, 2024, the Company received funding of $3.5 million under the Operational Collection Floor for July and August 2024, leaving another $10.5 million of capacity under the Operational Collection Floor.

Comprehensive Settlement with Affiliated Property and Casualty Insurers

On July 16, 2024, the Company reached a comprehensive settlement with five affiliated property and casualty insurers (the “July 2024 Settlors”). The terms of the confidential settlement agreement include:

•
The July 2024 Settlors’ agreement to provide ten years of historical data (identifying all Claims processed from January 1, 2014, through the effective date) and data sharing of future Claims, extending out for one year, assisting the Company in reconciling its current and future assigned Medicare Claims to be able to collect on owned Claims that are owed as a result of failure to pay or reimburse;
•
The July 2024 Settlors’ implementation of the Company’s MSP Recovery Clearinghouse solution;

MSP RECOVERY, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

•
A 10-year agreement to resolve cooperatively, or through binding mediation, relevant Medicare claims (liens) that the Company acquires in the future and non-Medicare claims that it owns today; and
•
The July 2024 Settlors’ agreement that they may be primary payers for any unreimbursed Medicare lien that the Company identifies from data sharing, and the property and casualty insurer’s agreement to assign all rights to collect against other third parties that either failed to pay liens or collected twice from Medicare funds and the Second Additional P&C Insurers.
•
A confidential cash payment from the July 2024 Settlors to settle existing historical Claims.

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

Our current Claims portfolio has scaled significantly. We are entitled to a portion of any recovery rights associated with approximately $1,546 billion in Billed Amount (and approximately $368 billion in Paid Amount), which contains approximately $86.0 billion in Paid Value of Potentially Recoverable Claims, as of June 30, 2024. We believe it would take any competitor significant time to amass the portfolio of Claims rights currently owned by us due to, among things, the volume of our Claims data retained and strength of our data analytics, which we believe are key to attracting new clients that are willing to assign Claims to us.

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

As of June 30, 2024, approximately 95.6% of our expected recoveries arise from Claims being brought under the Medicare Secondary Payer Act. While we believe the MSP Act has bipartisan support, changes to the laws on which we base our recoveries, particularly the MSP Act, can adversely affect our business. Our ability to generate future revenue is therefore significantly dependent on factors outside our control.

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

MSP Recovery Clearinghouse

We developed the MSP Recovery Clearinghouse, formerly known as MSP Lien Resolver, to identify, quantify, and resolve outstanding liens. By law, Medicare and MA Plans are payers of last resort, making no-fault insurers the primary payers, responsible to exhaust their policy limits to pay for accident-related claims before Medicare bears any responsibility. Healthcare providers often submit Claims for the payment of medical services rendered after an accident to the patient’s health insurer, either seeking “conditional payments,” pending reimbursement by a primary payer, or entirely unaware that a primary payer has payment obligations. Medicare is unable to effectively verify if and how much is owed for any particular claimant if they are not aware that there is a Primary Payer involved.

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

The Company developed MSP Recovery Clearinghouse in an effort to reduce or eliminate this problem. MA Plans have and continue to provide claims data to the Company, including lists of beneficiaries along with diagnosis and treatment codes, and payment data. The Company aggregates this data into the MSP Recovery Clearinghouse, which compares the information with other publicly available sources. Proprietary algorithms then analyze these unique data sets against the list of beneficiaries to discover compensable Claims. The MSP Recovery Clearinghouse’s 3-Step Data Comparison & Claim Identification process reveals the full universe of beneficiaries and both reported and unreported Claims.

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

Chase to Pay

Over time, the Company believes that a large part of the flaws that exist in the marketplace can be significantly improved by the solutions that can be achieved by our “Chase to Pay” model. Chase to Pay is a near real-time analytics driven platform that identifies the proper primary insurer at the point of care or close enough in proximity for payers to determine primary and secondary payers. Chase to Pay is intended to plug into near real-time medical utilization platforms used by providers at the points of care. Rather than allow an MAO to make a wrongful payment whereby the payer needs to chase down the primary payer and collect a reimbursement for the MAO, Chase to Pay is intended to prevent the MAO from making a wrongful payment and ensure that the correct payer pays in the first instance. Furthermore, the primary payer typically will make payments at a higher multiple than the MAO would have paid, and MSP will be entitled to receive its portion of the Recovery Proceeds on the amounts paid by the primary payer. Chase to Pay is powered, in part, by Palantir’s Foundry platform utilizing LifeWallet’s industry knowledge.

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

Recent Updates

Recent Settlements

On March 1, 2024, the Company reached a comprehensive settlement (the “March 2024 Settlement”) with 28 affiliated property and casualty insurers (“P&C Insurers”). On April 18, 2024, the Company reached a comprehensive settlement (the “April 2024 Settlement”) with a separate group of affiliated P&C Insurers. On July 16, 2024, the Company reached a comprehensive settlement (the “July 2024 Settlement”) with five affiliated P&C Insurers. The terms of the confidential settlement agreements include:

•
The P&C Insurers’ agreement to provide historical data for claimants and also assist the Company in reconciling its relevant current and future assigned Medicare claims;
•
An agreement to resolve cooperatively, or through binding mediation, relevant Medicare Claims (liens) that the Company owns today and/or in the future;
•
The P&C Insurers’ agreement that they are primary payers for any unreimbursed Medicare lien that the Company identifies from data sharing, and the P&C Insurers’ agreement to assign all rights to collect against other third parties that either failed to pay liens or collected twice from Medicare funds and the P&C Insurers; and
•
A confidential cash payment to settle historical Claims.

Under the March 2024 Settlement and July 2024 Settlement, the settling P&C Insurers also agreed to implement the Company’s MSP Recovery Clearinghouse solution.

The revenue generated from the March 2024 Settlement and the April 2024 Settlement is included within the Claims recovery income in the condensed consolidated statement of operations for the six months ended June 30, 2024.

Key Factors Affecting Our Results

Our Claims Portfolio

We differ from some of our competitors because we obtain our recovery rights through irrevocable assignments. When we are assigned these rights, we take on the risk that such Claims may not be recoverable. We are entitled to pursue a portion of any recovery rights associated with approximately $1,546 billion in Billed Amount (and approximately $368 billion in Paid Amount), which contained approximately $86.0 billion in Paid Value of Potentially Recoverable Claims, as of June 30, 2024. We are typically entitled to 100% of recovery rights pursuant to our CCRAs, but contractually obligated to pay 50% of gross recoveries to the Assignor. In certain cases, we have purchased from our Assignors the rights to 100% of the recovery. By discovering, quantifying, and settling the gap between Billed Amount and Paid Amount on a large scale, we believe we are positioned to generate substantial annual recovery revenue at high profit margins for our assigned Claims. In litigation, our experienced management and legal teams provide us with a competitive advantage. While our model of being assigned the Claim rights allows us the flexibility to direct the litigation and potentially generate higher margins, we have, on an opportunistic basis, paid the Assignor an upfront purchase price for these rights.

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

As a result, we may pursue double damages and statutory interest in our MSP Act-related recoveries. We seek to recover these amounts under either the recovery model or the Chase to Pay model. Federal law also expressly provides MAOs with the right to charge providers for the Billed Amount when accident-related liability exists. Per the terms of various legal services agreements that MSP Recovery has with the Law Firm, for legal services provided, the Law Firm would receive a percentage of the total Claim recovery which would include double damages and additional penalties. Our ability to pursue double damages may be impacted by the RAMP Act as disclosed in Note 13, Commitments and Contingencies.

Our Claims recovery revenue is typically recognized upon reaching a binding settlement or arbitration with a counterparty or when the legal proceedings, including any appellate process, are resolved. A decrease in the willingness of courts to grant these judgments, a change in the requirements for filing these cases or obtaining these judgments, or a decrease in our ability to collect on these judgments could have an adverse effect on our business, financial condition, and operating results. Of the Claims identified as potentially recoverable, relating to our accident-related cases as of June 30, 2024, approximately 86.8% of claims are already in the recovery process, which are claims where either the recovery process has been initiated, data has been collected and matched, or resolution discussions are in process.

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

Recovery Multiple: The vast majority of our recoveries are sought pursuant to the MSP Laws; however, some recoveries are sought under product liability, antitrust, and other various causes of action. For recoveries sought pursuant to the MSP Laws, we generally pursue amounts in excess of the Paid Amount; in other cases, the cause of action will dictate the amount pursued. The Recovery Multiple is the amount of any generated Claims recovery income obtained by the Company in respect to any Claims as compared to the Paid Amount of those Claims (e.g., if a given Claim had a Paid Amount of $100, a $600 recovery would represent a Recovery Multiple of 6x). For these purposes, we record values under the Recovery Multiple once we have recorded Claims recovery income, either through the receipt of cash or recognition of accounts receivable on the Claims. Management believes this metric is useful to investors to manage or monitor the Company’s performance because the Recovery Multiple provides a measure of our ability to recover on Claims recovery rights. A Recovery Multiple above 1x would illustrate the Company’s ability to recover amounts in excess of the Paid Amount. As actual recoveries have been limited to date, this measure has limited utility for historical periods. However, management believes this measure will become more meaningful during the next 12 months and beyond to the extent the Company begins to report actual increases in recoveries during those periods. As of June 30, 2024, the Company has obtained settlements where the Recovery Multiple was or would be in excess of the Paid Amount, and settlements at or below the paid amount. However, these settlements do not provide a large enough sample to be statistically significant and are therefore not shown in the table. As the Recovery Multiple is based on actual recoveries, this measure is not based on the Penetration Status of Portfolio, as described below.

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

$ in billions	Six Months Ended June 30, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
Paid Amount	$368.3	$369.8	$374.8
Paid Value of Potentially Recoverable Claims(2)	86.0	88.9	89.6
Billed Value of Potentially Recoverable Claims	364.2	373.5	377.8
Recovery Multiple	N/A(1)	N/A(1)	N/A(1)
Penetration Status of Portfolio	86.8%	86.8%	85.8%
(1)
During the six months ended June 30, 2024, the Company has received total recoveries of $6.3 million. However, the settlement amounts do not provide a large enough sample to be statistically significant, and are therefore not shown in the table.
(2)
On August 10, 2022, the United States Court of Appeals, Eleventh Circuit held that a four-year statute of limitations period applies to certain claims brought under the Medicare Secondary Payer Act’s private cause of action, and that the limitations period begins to run on the date that the cause of action accrued. This opinion may render certain Claims held by the Company unrecoverable and may substantially reduce PVPRC and BVPRC as calculated. As our cases were filed at different times and in various jurisdictions, and prior to data matching with a defendant we are not able to accurately calculate the entirety of damages specific to a given defendant, we cannot calculate with certainty the impact of this ruling at this time. However, the Company has deployed several legal strategies (including but not limited to seeking to amend existing lawsuits in a manner that could allow claims to relate back to the filing date as well as asserting tolling arguments based on theories of fraudulent concealment) that would apply to tolling the applicable limitations period and minimizing any material effect on the overall collectability of its claim rights. In addition, the Eleventh Circuit decision applies only to district courts in the Eleventh Circuit. Many courts in other jurisdictions have applied other statutes of limitations to the private cause of action, including borrowing the three-year statute of limitations applicable to the government’s cause of action; and borrowing from the False Claims Act’s six-year period. The most recent decision on the issue from the District Court of Massachusetts, for example, applies the same statute of limitations as Eleventh Circuit, but expressly disagrees with the Eleventh Circuit’s application of the “accrual” rule and instead adopted the notice-based trigger that the company has always argued should apply. This would mean that the limitations period for unreported claims has not even begun to accrue. This is a complex legal issue that will continue to evolve in jurisdictions across the country. Nevertheless, if the application of the statute of limitations as determined by the Eleventh Circuit was applied to all Claims assigned to us, we estimate that the effect would be a reduction of PVPRC by approximately $8.2 billion. As set forth in our Risk Factors, PVPRC is based on a variety of factors. As such, this estimate is subject to change based on the variety of legal claims being litigated and statute of limitations tolling theories that apply.

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

The Company did not recognize any claims recovery service income during the three and six months ended June 30, 2024.

Other revenue

Other revenue consists of fees through the Company’s new electronic health records (“EHR”) platform, which went live in the second quarter of 2024. Other revenue was not significant for the three and six months ended June 30, 2024.

Operating Expenses

Costs of Revenue

Costs of revenue consist of all directly attributable costs specifically associated with Claims processing activities, including contingent payments payable to Assignors (i.e., settlement expenses) and any other revenue generating activity.

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

Results of Operations

Three months ended June 30, 2024 versus three months ended June 30, 2023

The following table sets forth a summary of our condensed consolidated results of operations for the three months ended June 30, 2024 to three months ended June 30, 2023 indicated.

	Three Months Ended June 30,
(in thousands, except for percentages)	2024	2023	$ Change	% Change
Claims recovery income	$301	$2,542	$(2,241)	(88)%
Claims recovery service income	—	—	—	(100)%
Other	36	—	36	100%
Total Revenue	$337	$2,542	$(2,205)	(87)%
Operating expenses
Cost of revenue	109	377	(268)	(71)%
Claims amortization expense	121,006	121,004	2	0%
General and administrative	6,250	7,706	(1,456)	(19)%
Professional fees	4,362	3,417	945	28%
Professional fees - legal	3,466	10,467	(7,001)	(67)%
Allowance for credit losses	—	—	—	(100)%
Depreciation and amortization	68	88	(20)	(23)%
Total operating expenses	135,261	143,059	(7,798)	(5)%
Operating Loss	$(134,924)	$(140,517)	$5,593	(4)%
Interest expense	(101,990)	(73,618)	(28,372)	39%
Other income (expense), net	89	1,662	(1,573)	(95)%
Change in fair value of warrant and derivative liabilities	24,977	1,644	23,333	1,419%
Net loss before provision for income taxes	$(211,848)	$(210,829)	$(1,019)	0%
Provision for income tax expense	—	—	—	(100)%
Net loss	$(211,848)	$(210,829)	$(1,019)	0%
Less: Net (income) loss attributable to non-controlling interests	186,712	202,609	(15,897)	(8)%
Net loss attributable to MSP Recovery, Inc.	$(25,136)	$(8,220)	$(16,916)	206%

Claims recovery income. Claims recovery income decreased by $2.2 million to $0.3 million for the three months ended June 30, 2024 compared to the same period in the prior year, driven by decreased settlements during the period.

Other revenue. Other revenue was $36 thousand for the three months ended June 30, 2024. The increase is related to a new service introduced in the second quarter of 2024.

Cost of revenue. Cost of revenue decreased by $0.3 million to $0.1 million, for the three months ended June 30, 2024 compared to the same period in the prior year, driven by Assignor and law firm costs, which are directly correlated to the decrease in claims recovery income.

Claims amortization expense. Claims amortization expense increased minimally in three months ended June 30, 2024, compared to the same period in the prior year.

General and administrative. General and administrative expenses decreased by $1.5 million to $6.3 million for the three months ended June 30, 2024 compared to the same period in the prior year, primarily driven by decreases in marketing and promotions of $1.8 million, insurance expenses of $0.2 million, and rent expense of $0.1 million. These decreases were partially offset by increases of $0.4 million in salaries, benefits and payroll expenses and $0.3 million of information technology expenses, mainly data storage.

Professional fees. Professional fees increased by $0.9 million to $4.4 million for the three months ended June 30, 2024 compared to the same period in the prior year, primarily driven by an increase of $1.6 million in corporate legal fees, offset by a $0.3 reduction in other professional fees, a $0.2 million reduction in accounting fees and a $0.1 million reduction in consulting fees.

Professional fees – legal. Professional fees – legal decreased by $7.0 million to $3.5 million for the three months ended June 30, 2024 compared to the same period in the prior year, primarily due to fees to outsourced law firms being managed by the Law Firm.

Interest expense. Interest expense increased by $28.4 million to $102.0 million in the three months ended June 30, 2024 compared to the same period in the prior year, primarily driven by an increase due to the guaranty obligation, the new Hazel Working Credit Facility and Purchase Money Loan, as well as increases in the basis for which interest is incurred on our Claims financing obligations and accrued interest on the related party loan.

Other income (expense), net. Other income, net decreased by $1.6 million for the three months ended June 30, 2024 compared to the same period in the prior year, primarily due to a $1.6 million reduction in the mark-to-market gain on liability payable in stock.

Change in fair value of warrant and derivative liabilities. The change in fair value of warrant and derivative liabilities increased $23.3 million to $25.0 million for the three months ended June 30, 2024 compared to the same period in the prior year. For the three months ended June 30, 2024, the $25.0 million gain related to a mark-to-market adjustment to the fair value of Public Warrants and Virage Warrants. For the three months ended June 30, 2023, the $1.6 million gain related to a mark-to-market adjustment to the fair value of Public Warrants.

Six months ended June 30, 2024 versus six months ended June 30, 2023

The following table sets forth a summary of our condensed consolidated results of operations for the six months ended June 30, 2024 to six months ended June 30, 2023 indicated.

	Six Months Ended June 30,
(in thousands, except for percentages)	2024	2023	$ Change	% Change
Claims recovery income	$6,302	$6,039	$263	4%
Claims recovery service income	—	498	(498)	(100)%
Other	36	—	36	100%
Total Revenue	$6,338	$6,537	$(199)	(3)%
Operating expenses
Cost of revenue	1,782	1,398	384	27%
Claims amortization expense	242,020	234,473	7,547	3%
General and administrative	11,816	14,561	(2,745)	(19)%
Professional fees	8,782	13,145	(4,363)	(33)%
Professional fees - legal	6,933	19,018	(12,085)	(64)%
Allowance for credit losses	—	5,000	(5,000)	(100)%
Depreciation and amortization	135	97	38	39%
Total operating expenses	271,468	287,692	(16,224)	(6)%
Operating Loss	$(265,130)	$(281,155)	$16,025	(6)%
Interest expense	(199,943)	(116,008)	(83,935)	72%
Other income (expense), net	341	8,289	(7,948)	(96)%
Change in fair value of warrant and derivative liabilities	76,284	3,899	72,385	1,857%
Net loss before provision for income taxes	$(388,448)	$(384,975)	$(3,473)	1%
Provision for income tax expense	—	—	—	(100)%
Net loss	$(388,448)	$(384,975)	$(3,473)	1%
Less: Net (income) loss attributable to non-controlling interests	344,430	371,839	(27,409)	(7)%
Net loss attributable to MSP Recovery, Inc.	$(44,018)	$(13,136)	$(30,882)	235%

Claims recovery income. Claims recovery income increased marginally for the six months ended June 30, 2024 compared to the same period in the prior year.

Claims recovery service income. Claims recovery service income decreased by $0.5 million to $– million for the six months ended June 30, 2024 compared to the same period in the prior year, driven by third-party service fees related to a contract that expired during 2023 and did not renew.

Other revenue. Other revenue was $36 thousand for the three months ended June 30, 2024. The increase is related to a new service introduced in the second quarter of 2024.

Cost of revenue. Cost of revenue increased by $0.4 million to $1.8 million, for the six months ended June 30, 2024 compared to the same period in the prior year, driven by assignor and law firm costs, which are directly correlated to the increase in claims recovery income.

Claims amortization expense. Claims amortization expense increased by $7.5 million to $242.0 million for the six months ended June 30, 2024 compared to the same period in the prior year, primarily driven by increased amortization due to the acquisition of CCRAs purchased during 2023, which are included in Intangible assets.

General and administrative. General and administrative expenses decreased by $2.7 million to $11.8 million for the six months ended June 30, 2024 compared to the same period in the prior year, primarily driven by a decrease in marketing and promotions of $2.8 million, salaries, benefits and payroll expenses and taxes of $0.2 million, and insurance of $0.2 million, offset primarily by an increases in rent expense of $0.2 million and information technology expenses of $0.2 million, mainly data storage , among others.

Professional fees. Professional fees decreased by $4.4 million to $8.8 million for the six months ended June 30, 2024 compared to the same period in the prior year, primarily driven by a $4.5 million reduction in consulting fees, $3.0 million management fees in 2023 that did not reoccur in 2024, and $0.6 million reduction in other professional fees, offset by increases of $0.6 million in accounting fees and $3.1 million in corporate legal fees.

Professional fees – legal. Professional fees – legal decreased by $12.1 million to $6.9 million for the six months ended June 30, 2024 compared to the same period in the prior year, primarily due to fees to outsourced law firms being managed by the Law Firm.

Interest expense. Interest expense increased by $83.9 million to $199.9 million in the six months ended June 30, 2024 compared to the same period in the prior year, primarily driven by an increase due to the guaranty obligation, the new Hazel Working Credit Facility and Purchase Money Loan, as well as increases in the basis for which interest is incurred on our Claims financing obligations and accrued interest on the related party loan.

Other income (expense), net. Other income, net decreased by $7.9 million for the six months ended June 30, 2024 compared to the same period in the prior year, primarily due to a $4.6 million gain on sale of CCRAs during 2023 that did not reoccur in 2024, and a $3.3 million reduction in the mark-to-market gain on liability payable in stock.

Change in fair value of warrant and derivative liabilities. The change in fair value of warrant and derivative liabilities increased $72.4 million to $76.3 million for the six months ended June 30, 2024 compared to the same period in the prior year. For the six months ended June 30, 2024, the $76.3 million gain related to a mark to market adjustment to the fair value of Public Warrants and Virage Warrants. For the six months ended June 30, 2023, $3.9 million gain is related primarily to the mark-to-market adjustment to the fair value of Public Warrants.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
GAAP Operating Loss	$(134,924)	$(140,517)	$(265,130)	$(281,155)
Professional fees paid in stock	599	—	1,068	—
Claims amortization expense	121,006	121,004	242,020	234,473
Allowance for credit losses	—	—	—	5,000
Adjusted Operating Loss	$(13,319)	$(19,513)	$(22,042)	$(41,682)

GAAP Net Loss	$(211,848)	$(210,829)	$(388,448)	$(384,975)
Professional fees paid in stock	599	—	1,068	—
Claims amortization expense	121,006	121,004	242,020	234,473
Allowance for credit losses	—	—	—	5,000
Paid-in-kind interest	101,980	73,618	199,920	115,996
Change in fair value of warrant and derivative liabilities	(24,977)	(1,644)	(76,284)	(3,899)
Adjusted Net Loss	$(13,240)	$(17,851)	$(21,724)	$(33,405)

Liquidity and Capital Resources

Going Concern

As an early-stage growth company, the Company has incurred substantial net losses since inception. As of June 30, 2024, the Company had unrestricted cash totaling $7.1 million. The Company has incurred recurring losses and negative cash flows since inception and has an accumulated deficit of $129.6 million as of June 30, 2024. For the six months ended June 30, 2024, the Company used approximately $11.2 million of cash in operations. The Company’s liquidity will depend on the ability to generate substantial Claims recovery income and Claims recovery services income in the near future, the timing and amount of which is uncertain, as well as its ability to secure funding from additional third-party capital sources. The Company’s principal liquidity needs have been capital expenditures, working capital, debt service and Claims financing obligations.

The Company anticipates sources of liquidity to include the Working Capital Credit Facility and the Yorkville SEPA as disclosed in Note 10, Claims Financing Obligations and Notes Payable, and has taken several actions to address liquidity concerns, including actions enumerated below. However, as discussed further below, the Company has concluded management’s plans were not sufficient to alleviate the substantial doubt:

1.
On March 29, 2023, the Company’s subsidiary, Subrogation Holdings, LLC and its parent, MSP Recovery LLC, entered into the Working Capital Credit Facility consisting of commitments to fund up to $48 million in proceeds. Certain terms were amended to the Working Capital Credit Facility, which were memorialized in the Second Amended and Restated First Lien Credit Agreement dated November 10, 2023. See summary in “Hazel Working Capital Credit Facility and Hazel Purchase Money Loan” in Note 10, Claims Financing Obligations and Notes Payable. On August 2, 2024, HPH agreed to, among other things, (i) extend the period for the Company draw up to $14 million for working capital, accessible in eight tranches of $1.75 million, that can be drawn at least one month apart, until September 2025 and (ii) provide for a $2.0 million loan to be funded by August 31, 2024 for the purpose of acquiring the New Claims.
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

The Company has concluded that, despite the aforementioned financing arrangements, there is substantial doubt about its ability to continue as a going concern. Unless we are successful in raising additional funds through the offering of debt or equity securities, we have concluded it is probable we will be unable to continue to operate as a going concern beyond the next twelve months. In the event that the Company receives an audit report from its independent registered public accounting firm with an emphasis of matter paragraph as to going concern in connection with the Company’s audited annual financial statements, such event would result in an event of default in the aforementioned debt agreements, which would result in the debt becoming immediately due.

Sources of Liquidity

As of June 30, 2024, the Company had unrestricted cash totaling $7.1 million. Over the next twelve months, the Company anticipates that its sources of liquidity will be its current cash on hand, the Working Capital Credit Facility and the Yorkville SEPA, as disclosed in Note 10 to the Financial Statements. As of June 30, 2024, the Company had $7.1 million of cash on hand, and $10.5 million of available capacity under the Working Capital Credit Facility.

Hazel Working Capital Credit Facility

On March 29, 2023, Subrogation Holdings entered into an Amended and Restated Credit Agreement (the “Working Capital Credit Facility”) with Hazel Partners Holdings LLC (“HPH”), an affiliate of Hazel, as the lender and administrative agent, which provides for up to $80 million (with a 40% original issue discount), consisting of a Term Loan A commitment to fund up to $30 million in proceeds (in multiple installments), and a Term Loan B Commitment to fund up to $18 million in proceeds (in multiple installments), the funding of each conditioned on certain milestones. The amended terms to the Working Capital Credit Facility were memorialized in the Second Amended and Restated First Lien Credit Agreement dated November 10, 2023. Pursuant to the Second Amended and Restated First Lien Credit Agreement, and in order to secure those additional advances of Term Loan B beginning in January 2024, the following was provided as additional collateral: (i) a pledge of proceeds from certain Claims in the Company’s Claims portfolio, up to $14 million; (ii) a pledge of the equity interests in an Affiliate of Messrs. John H. Ruiz and Frank C. Quesada; (iii) a mortgage on real property owned by an Affiliate of Messrs. John H. Ruiz and Frank C. Quesada (the “Mortgage”); and (iv) a personal guaranty by Messrs. John H. Ruiz and Frank C. Quesada, as primary obligors, guaranteeing those additional advances of Term Loan B beginning in January 2024 (the “Personal Guaranty”).

As of June 30, 2024, the Company had received funding with an aggregate amount of $20.5 million under Term Loan A, which was terminated in 2023. The parties agreed to increase the Term Loan B commitment from $18 million to $27.5 million, after giving effect to the original issue discount on the Working Capital Credit Facility, which would be funded in multiple installments and in accordance with the terms of the Working Capital Credit Facility. During the six months ended June 30, 2024, the Company received funding with an aggregate amount of $4.5 million under Term Loan B.

On August 2, 2024, Subrogation Holdings entered into a letter agreement to amend the Second Amended and Restated Credit Agreement (the “HPH Letter Agreement”) with HPH, which: (i) extended the period to draw up to $14 million for working capital, accessible in eight tranches of $1.75 million, that can be drawn at least one month apart, until September 2025; and (ii) provides for a $2.0 million loan to be funded by August 31, 2024 for the purpose of acquiring additional Claims (the “New Claims”) that will further collateralize the Working Capital Credit Facility (collectively, (i) and (ii) the “Operational Collection Floor”). Pursuant to the HPH Letter Agreement, Term Loan A and Term Loan B of the Working Capital Credit Facility are subordinated to the Operational Collection Floor and collateralized by the New Claims. Once (x) the principal amount of the Operational Collection Floor has been repaid in full (including any original issue discount), or (y) the drawn amounts under the Operation Collection Floor as of December 31, 2024 are repaid in full (on a drawn and funded basis) on a dollar per dollar basis by such date, HPH shall fully release the Mortgage and the Personal Guarantee.

On August 2, 2024, the Company received funding of $3.5 million under the Operational Collection Floor for July and August 2024, leaving another $10.5 million of capacity under the Operational Collection Floor.

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

Accordingly, the Company issued the VRM Warrants. The Initial Virage Warrant, as amended, was issued effective January 1, 2024 and entitles Virage to purchase 28,298,329 shares of Class A Common Stock, with an expiration date of January 1, 2026. The Virage Warrants are recorded as warrant liability in the condensed consolidated balance sheet. Prior to April 1, 2024, Monthly Virage Warrants were issued entitling Virage to purchase 20,219,488 shares of Class A Common Stock. During the quarter ending June 30, 2024, Monthly Virage Warrants were issued entitling Virage to purchase 37,909,524 shares to settle interest payable for the months of March, April, and May, 2024. On August 14, 2024 Monthly Virage Warrants were issued entitling Virage to purchase 47,653,840 shares to settle interest payable due to Virage as of June 30, 2024 and July 31, 2024. For the three and six months ending June 30, 2024, the issuance of Virage Monthly Warrants settled $30.0 million and $114.5 million of interest, respectively.

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

Pursuant to the Convertible Notes, Yorkville has the option, subject to certain limitations, of exchanging on one or more occasions all or part of the then outstanding balance under the note for shares of our Class A Common Stock at a conversion price equal to the lower of: (i) a fixed price equaling 120% of VWAP the day prior to the date of the closing of each tranche (the “Fixed Price”) or (ii) a variable price equaling 95% of the lowest daily VWAP during the seven consecutive trading days immediately preceding the exchange (the “Variable Price”), but in no event may the variable price be lower than $0.15 per share (the “Floor Price” as lowered pursuant to the Yorkville Letter Agreement). With respect to the initial Convertible Note issued on November 15, 2023, the Fixed Price equals $8.0225 per share, with respect to the second Convertible Note issued on December 11, 2023, the Fixed Price equals $3.7136 per share, and with respect to the third Convertible Note issued on April 8, 2024, the Fixed Price equals $1.5050 per share.

Upon the occurrence and during the continuation of an event of default, the Convertible Notes shall become immediately due and payable, and the Company shall pay to Yorkville the principal and interest due thereunder. Events of default include, among others: (i) the Class A Common Stock shall cease to be quoted or listed for trading, as applicable, on any primary market for a period of ten (10) consecutive Trading Days (the Company is currently quoted and listed for trading on the NASDAQ) and (ii) failure to timely file with the SEC any periodic report on or before the due date of such filing as established by the SEC, including extensions under Rule 12b-25 under the Exchange Act. In no event shall Yorkville be allowed to effect a conversion if such conversion, along with all other shares of Common Stock beneficially owned by Yorkville and its affiliates would exceed 9.99% of the outstanding shares of the Common Stock of the Company. If any time on or after November 14, 2023: (i) the daily VWAP is less than the Floor Price for ten consecutive trading days (“Floor Price Trigger”), (ii) the Company has issued substantially all of the shares available under the Exchange Cap (as defined below) (“Exchange Cap Trigger”), or (iii) the Parent is in material breach of the Registration Rights Agreement, and such breach remains uncured for a period of twenty trading days, or the occurrence of an “Event” (as defined in the Registration Rights Agreement) (“Registration Event Trigger” and collectively with the Floor Price Trigger and the Exchange Cap Trigger, the “Trigger”), then the Company shall make monthly payments to Yorkville beginning on the seventh trading day after the Trigger and continuing monthly in the amount of $1.5 million plus a 5.0% premium and accrued and unpaid interest. The Exchange Cap Trigger will not apply in the event the Company has obtained the approval from its stockholders in accordance with the rules of Nasdaq Stock Market for the issuance of shares of Class A Common Stock pursuant to the transactions contemplated in the Convertible Note and the Yorkville SEPA in excess of 19.99% of the aggregate number of shares of Class A Common Stock issued and outstanding as of the effective date of the Yorkville SEPA (the “Exchange Cap”).

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

On April 8, 2024, the Company and Yorkville entered into the Yorkville Letter Agreement to: (1) reduce the Floor Price from $1.28 to $1.00; (2) waive the first monthly payment due to the Floor Price Trigger, thereby curing the Floor Price Trigger; and (3) extend the maturity date of the Convertible Notes to September 30, 2025. On April 12, 2024, Yorkville further agreed that, to the extent that it holds Class A Common Stock in such quantities that would prevent the Company from utilizing the SEPA solely due to the Ownership Limitation, Yorkville commits to fund an additional advance in the principal amount of $13.0 million on the same terms and conditions as the previous advances pursuant to the Yorkville SEPA. On May 2, 2024, the Company and Yorkville reached an agreement to: (i) reduce the Floor Price under the Yorkville SEPA from $1.00 to $0.50. On July 11, 2024, the daily VWAP for our Class A Common Stock had been below the Floor Price for ten consecutive trading days, resulting in a Floor Price Trigger. On July 12, 2024, Yorkville agreed to extend the due date for the first Monthly Payment, due as a result of a Floor Price Trigger, to September 11, 2024. On August 13, 2024, the Company and Yorkville reached an agreement to reduce the Floor Price under the Yorkville SEPA from $0.50 to $0.15, thereby curing the Floor Price Trigger pursuant to the terms of the Yorkville SEPA.

During both the three and six months ended June 30, 2024, the Company sold 1,809,102 shares to Yorkville pursuant to Investor Notices delivered under the Yorkville SEPA at prices between $0.58 and $0.84 per share, and the proceeds were used to: (i) reduce amounts owing under Yorkville Note #1 by $0.5 million and $0.1 million of principal and interest, respectively, and (ii) $0.6 million of payment to reduce amounts owing under the Amended and Restated Nomura Promissory Note.

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

Actual results, including sources and uses of cash, may differ from our current estimates due to the inherent uncertainty involved in making those estimates and any such differences may impact the Company’s ability to continue as a going concern in the future. The expenditures associated with the development and launch of our additional recovery services and the anticipated increase in Claims recovery capacity are subject to significant risks and uncertainties, many of which are beyond our control, which may affect the timing and magnitude of these anticipated expenditures. These risks and uncertainties are described in more detail in the “Risk Factors” section in the 2023 Form 10-K.

The Agreements that the Company entered into on June 30, 2022 with Prudent have been terminated effective August 13, 2024.

Investment Capacity Agreement

On September 27, 2021, the Company entered into an Investment Capacity Agreement (the “ICA”) providing for potential future transactions regarding select healthcare Claims recovery interests with its investment partner, Virage, which transactions may include the sale of Claims by MSP. The ICA provides that the maximum value of such Claims will be $3.0 billion.

When the Company takes an assignment, the Company takes an assignment of the entire recovery but often has a contractual obligation to pay the Assignor 50% of any recoveries. This 50% interest typically is retained by the Assignor (the “Retained Interest”), although in some cases, the Company has acquired all of the recoveries, and the applicable Assignor has not kept any Retained Interest. The Retained Interest is not an asset of the Company, but an obligation to pay these Assignors, with the Company keeping the other 50% interest on any recoveries. Virage’s funding in connection with future transactions generally will be used to purchase Retained Interests from existing Assignors or new MSP Assignors, although its funds can also be used to buy 50% of the recoveries from the Company, in the event the applicable Assignor did not retain any Retained Interest. In connection with transactions consummated under the ICA, the Company may receive certain fees, including a finder’s fee for identifying the recoveries and a servicing fee for servicing the Claims.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
(in thousands)	2024	2023
Net cash used in operating activities	$(11,164)	$(24,601)
Net cash (used in) provided by investing activities	(343)	8,123
Net provided by financing activities	6,987	7,830
Net decrease in cash	(4,520)	(8,648)
Cash at beginning of year	11,633	15,081
Cash at end of period	$7,113	$6,433

Cash Flows Used In Operating Activities

Net cash used in operating activities decreased by $13.4 million to $11.2 million for the six months ended June 30, 2024 compared to net cash used in of $24.6 million for the six months ended June 30, 2023. During the six months ended June 30, 2024, net cash used in operating activities was impacted primarily by our net loss, $242.0 million of claims amortization expense, $199.9 million of paid-in-kind interest, change in fair value of warrant liability of $76.4 million, and an increase of $10.7 million of changes in working capital. Our cash flows used in operating activities is primarily related to payroll and professional services, which did not materially change from period to period.

Cash Flows (Used in) Provided by Investing Activities

Net cash used in investing activities changed by $8.5 million to $0.3 million for the six months ended June 30, 2024 compared to net cash provided of $8.1 million for the six months ended June 30, 2023. During the six months ended June 30, 2024, our cash used in investing activities related to the acquisition of additional CCRAs amounting to $0.2 million and $0.1 million of purchases to property, plant, and equipment.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities decreased to $7.0 million for the six months ended June 30, 2024 compared to $7.8 million net cash provided by financing activities for the six months ended June 30, 2023. This is primarily due to borrowings from the New Money Loan of $4.5 million, the third Convertible Note from Yorkville with net proceeds of $4.75 million, and proceeds from the sell of shares to Yorkville totaling $0.6 million, which are offset by $2.5 million repayments of the claims financing obligation and $0.4 repayment of the related party loan.

Contractual Obligations, Commitments, and Contingencies

Based on claims financing obligations and notes payable agreements, as of June 30, 2024, the present value of amounts owed under these obligations were $605.3 million, including capitalized interest to date. The weighted average interest rate is 14.8% based on the current book value of $605.3 million with rates that range from 0.0% to 20.0%. The Company is expected to repay these obligations from cash flows from claim recovery income.

As of June 30, 2024, the minimum required payments on these agreements are $758.9 million. Certain of these agreements have priority of payment regarding any proceeds until full payment of the balance due is satisfied. The maturity of the commitments range from the date sufficient claims recoveries are received to cover the required return or in some cases by 2031.

As of June 30, 2024, the Company has $1.0 billion of guaranty obligations. On April 12, 2023, we entered into the Virage MTA Amendment pursuant to which the payment date was extended from May 23, 2023 until September 30, 2024, subject to acceleration upon certain triggering events. On November 13, 2023, the maturity date was extended to December 31, 2024. Under the Virage MTA Amendment, Virage will receive a first priority lien on all sources of revenue of the company not otherwise encumbered as of the date of the Virage MTA Amendment, to the extent in excess of the amount of revenues necessary to establish and maintain an operating reserve of $70 million for overhead expenses and applicable taxes. On July 24, 2023, the operating reserve was adjusted to $47.5 million and pursuant to the Second Virage MTA Amendment, the operating reserve was changed from $47.5 million to the budget of the Company (plus applicable taxes) plus 10%. On April 1, 2024, the Company entered into the Third Virage MTA Amendment which: (i) extended the VRM Full Return payment due date to September 30, 2025, subject to acceleration upon certain triggering events; (ii) the Company agreed that, after the Convertible Notes are fully satisfied, 25% of the Company’s portion of any net proceeds from the Yorkville SEPA would be used to pay down the VRM Full Return; and (iii) commence the sale of certain reserved shares of Messrs. John H. Ruiz and Frank C. Quesada, and the delivery of the resulting net cash proceeds thereof to VRM.

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

Our Critical Accounting Policies and Estimates are disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” in our 2023 Form 10-K, and there have been no material changes during the three and six months ended June 30, 2024.

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

Internal Controls over Financial Reporting

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2024. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our internal controls over financial reporting were not effective as of June 30, 2024, due to lack of completion of remediation of the material weaknesses identified in the 2023 Form 10-K related to human resources processes including the design and operation of controls over user access, IT change management over systems implementations, and the approval of payroll entries, and also material weaknesses over accounting for contract terminations, including accounting for the termination of vendor service contracts. Remediation of the aforementioned material weaknesses is in progress.

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

In addition, on March 10, 2023, the Company received a subpoena from the U.S. Attorney’s Office (“USAO”) in connection with a grand jury investigation in the U.S. District Court for the Southern District of Florida requesting certain information concerning the Company, which subpoena requests documents relating to, among other matters, the Company’s proprietary Algorithms and other software used to identify potentially recoverable claims, the drop in the price of the Company’s common stock following the Business Combination, and certain marketing materials and investment agreements presented to potential investors. On July 18, 2024, the Company received an additional subpoena from the USAO, requesting documents related to a recent press release. To the best of the Company’s knowledge, the Department of Justice has not issued any target letters to anyone associated with the Company as a result of this investigation (the United States Attorney’s Manual states that a “target” is a person as to whom the prosecutor or the grand jury has substantial evidence linking him or her to the commission of a crime and who, in the judgment of the prosecutor, is a putative defendant).

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

Virage Recovery Master LP (“VRM”)

During the quarterly period ended June 30, 2024, the Company issued warrants entitling Virage to purchase 37,909,524 shares of Class A Common Stock.

Virage Capital Management LP (“Virage”)

During the quarterly period ended June 30, 2024, the Company issued 500,000 unregistered shares of Class A Common Stock to Virage, and a warrant entitling Virage to purchase 2,500,000 shares of Class A Common Stock.

Palantir Technologies, Inc. (“Palantir”)

During the quarterly period ended June 30, 2024, the Company issued 685,816 unregistered shares of Class A Common Stock to Palantir.

YA II PN, Ltd. (“Yorkville”)

During the quarterly period ended June 30, 2024, the Company sold 1,809,102 shares to Yorkville pursuant to Investor Notices delivered under the Yorkville SEPA at prices between $0.58 and $0.84 per share, and the proceeds were used to: (i) reduce amounts owing under Yorkville Note #1 by $0.5 million and $0.1 million of principal and interest, respectively, and (ii) $0.6 million of payment to reduce amounts owing under the Amended and Restated Nomura Promissory Note.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable

Item 5. Other Information.

None

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
4.1+	VRM Warrant Agreement	10-K	001-39445	4.8	April 15, 2024
4.2+	Note by and between Subrogation Holdings, LLC and Hazel Partners Holdings, LLC dated August 2, 2024	8-K	001-39445	4.1	August 8, 2024
10.1+	Amended and Restated Collateral Administration Agreement, dated March 29, 2023, by and between Hazel Partners Holdings LLC, Subrogation Holdings, LLC and MSP Recovery LLC	10-K	001-39445	10.35	April 15, 2024
10.2+	Amended and Restated Promissory Note dated March 26, 2024 by and between the MSP Recovery, Inc. and Nomura Securities International, Inc.	10-K	001-39445	10.40	April 15, 2024
10.3+	MTA Amendment No. 3 and Amendment No. 2 to the Amended and Restated Security Agreement dated March 26, 2024 by and between Virage Recovery Master LP, Series MRCS, a series of MDA, Series LLC, John H. Ruiz, Frank C. Quesada, Virage Capital Management LP, MSP Recovery, LLC, La Ley con John H. Ruiz, MSP Recovery, Inc. and Lionheart II Holdings, LLC	10-K	001-39445	10.41	April 15, 2024
10.4+	Yorkville Side Letter Agreement to Yorkville SEPA dated April 8, 2024	8-K	001-39445	10.1	April 12, 2024
10.5+	Yorkville SEPA Side Letter executed April 12, 2024	10-K	001-39445	10.42	April 15, 2024
10.6+	Yorkville SEPA Side Letter executed May 2, 2024	8-K	001-39445	10.1	May 3, 2024
10.7+	Services Agreement dated May 20, 2022 by and between Virage Capital Management LP and MSP Recovery, LLC	8-K	001-39445	10.1	May 24, 2024
10.8+	VRP Warrant Agreement	8-K	001-39445	10.2	May 24, 2024
10.9+	June 5, 2024 Warrant Agreement	8-K	001-39445	10.2	June 7, 2024
10.10+	Yorkville SEPA Side Letter executed July 12, 2024	8-K	001-39445	10.1	July 18, 2024
10.11+	Form of Exchangeable Promissory Notes	8-K	001-39445	10.2	July 18, 2024
10.12ǂ	Letter Agreement by and between Subrogation Holdings, LLC; MSP Recovery, LLC; JRFQ Holdings, LLC; 4601 Coral Gables Property, LLC; MSP Recovery Claims, Series LLC - Series 15-09-321; and Hazel Partners Holdings, LLC dated August 2, 2024	8-K	001-39445	10.1	August 8, 2024
10.13*	Yorkville SEPA Side Letter executed August 13, 2024
10.14*	July 2024 Warrant Agreement
10.15*	August 2024 Warrant Agreement
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

+ Previously filed

# Furnished herewith.

ǂ Previously filed. Pursuant to Item 601(b)(2) of Regulation S-K, certain immaterial provisions of the agreement that would likely cause competitive harm to the Company if publicly disclosed have been redacted or omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MSP Recovery, Inc.

Date: August 14, 2024	By:	/s/ Francisco Rivas-Vásquez
Francisco Rivas-Vásquez
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)