Form 10-Q
period 2024-09-30
MSP Recovery, Inc.
filed 2024-11-14
CIK 1802450

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 8, 2024, the registrant had 39,990,424 shares of Class A Common Stock, $0.0001 par value per share, and 124,067,498 shares of Class V Common Stock, $0.0001 par value per share, outstanding.

DEFINITIONS

Unless otherwise stated or unless the context otherwise requires, the terms “we,” “us,” “our,” the “Company,” and “LifeWallet” refer to MSP Recovery, Inc. d/b/a LifeWallet. As used in this Quarterly Report on Form 10-Q, unless otherwise noted or the context otherwise requires, the terms below are defined as follows:

“2023 Form 10-K” means the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on April 15, 2024;

“Algorithm” refers to a set of instructions that perform a particular action. Our team of data scientists and medical professionals create proprietary instruction sets, or “Algorithms,” to identify recovery opportunities within our Assignors’ data sets. Our proprietary Algorithms incorporate various data points within our Assignors’ data sets, which may include, but are not limited to, medical coding classification systems such as diagnosis codes (e.g., ICD-8/ICD-9/ICD-10 codes), procedure codes (e.g., CPT codes), and drug codes (e.g., NDC codes); non-medical data such as demographics and date ranges; and data from public sources such as crash reports, offense incident reports, and other reports that provide details as to an occurrence. These Algorithms are then applied to aggregated Assignor data sets, filtering through the billions of lines of data provided by our Assignors to identify recovery opportunities consistent with a given Algorithm’s criteria. Identified potential recoveries are then further quality reviewed by our medical team;

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

“CF” means CF Principal Investments LLC, an affiliate of Cantor Fitzgerald, L.P.;

“Charter” means the Company’s Second Amended and Restated Certificate of Incorporation dated May 23, 2022, as amended on October 12, 2023;

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

“Common Stock” means shares of the Company’s Class A Common Stock and Class V Common Stock;

“Company” means MSP Recovery, Inc. d/b/a LifeWallet, a Delaware corporation;

“CPIA Warrant” means that warrant agreement dated September 30, 2022, whereby the Company granted to Brickell Key Investments, LP the right to purchase 2,666,667 shares of Class A Common Stock for the purchase price of $0.0025 per share;

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

“HPH” means Hazel Partners Holdings, LLC, a Delaware limited liability company;

“Law Firm” means La Ley con John H. Ruiz P.A. d/b/a MSP Recovery Law Firm and MSP Law Firm PLLC, which are owned by the Company’s Chairman of the Board and Chief Executive Officer, John H. Ruiz;

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

“MSP Principals” means Chairman of the Board and Chief Executive Officer, John H. Ruiz, and the Director and Chief Legal Officer, Frank C. Quesada;

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

“Nomura” means Nomura Securities International, Inc.;

“Nomura Note” refers to the promissory note issued to Nomura on May 27, 2022, as amended and restated from time to time;

“Opco” means Lionheart II Holdings, LLC, a Delaware limited liability company and a wholly-owned subsidiary of the Company;

“Paid Amount” (a/k/a Medicare Paid Rate or wholesale price) means the amount paid to the provider from the health plan or insurer. This amount varies based on the party making payment. For example, Medicare typically pays a lower fee for service rate than commercial insurers. The Paid Amount is derived from the Claims data we receive from our Assignors. In the limited instances where the data received lacks a paid value, our team calculates the Paid Amount with a formula. The formula used provides rates for outpatient services and is derived from the customary rate at the 95th percentile as it appears from standard industry commercial rates or, where that data is unavailable, the Billed Amount if present in the data. These amounts are then adjusted to account for the customary Medicare adjustment to arrive at the calculated Paid Amount. Management believes that this formula provides a conservative estimate for the Medicare paid amount rate, based on industry studies which show the range of differences between private insurers and Medicare rates for outpatient services. We periodically update this formula to enhance the calculated paid amount where that information is not provided in the data received from our Assignors. Management believes this measure provides a useful baseline for potential recoveries, but it is not a measure of the total amount that may be recovered in respect of potentially recoverable Claims, which in turn may be influenced by any applicable potential statutory recoveries such as double damages or fines, as described below. This calculation accounts for an approximate 6.86% increase in the total Paid Amount. Where we have to extrapolate a Paid Amount to establish damages, the calculated amount may be contested by opposing parties;

“Palantir” means Palantir Technologies, Inc., a Delaware corporation;

“Public Warrants” means warrants exercisable on a cashless basis only to purchase 1/25 of one share of Class A Common Stock (but only exercisable in lots of 25 to purchase whole shares), in accordance with its terms, as described in more detail in Note 3, Business Combination, to the condensed consolidated financial statements included elsewhere in this Quarterly Report;

“PVPRC” means the cumulative Paid Amount value of potentially recoverable Claims. We analyze our Claims portfolio and identify potentially recoverable Claims using Algorithms. PVPRC is a measure of the Paid Amount in respect of those potentially recoverable Claims. In the limited instances where the data received from our Assignors lacks a paid value, the adjustment formula described in the definition of Paid Amount is applied and increases PVPRC by approximately 6.33%;

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

“Subrogation Holdings” means Subrogation Holdings, LLC, a Delaware limited liability company and a wholly-owned subsidiary of the Company;

“Up-C Unit” means each pair consisting of one share of Class V Common Stock and one Class B Unit, as described in more detail in Note 3, Business Combination, to the condensed consolidated financial statements included elsewhere in this Quarterly Report;

“Virage” means Virage Capital Management LP, a Delaware limited partnership;

“VWAP” is defined as the daily volume-weighted average price of the shares of common stock for such trading day on the Nasdaq Stock Market during regular trading hours as reported by Bloomberg L.P.;

“VRM” means Virage Recovery Master LP, a Delaware limited partnership and affiliate of Virage;

“VRM MSP” means VRM MSP Recovery Partners LLC, a Delaware limited liability company and joint investment vehicle of VRM, Series MRCS, and MSP Recovery;

“VRM Warrants” refers to those warrant agreements issued pursuant the Virage MTA Amendment (as defined herein), including an initial warrant (the “Initial Virage Warrant”) and monthly warrants (the “Monthly Virage Warrants”), to purchase Class A Common Stock at $0.0001 per share, which expire two years from the date of issuance.

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

The Monthly Virage Warrants may be issued each calendar month, beginning with January 31, 2024 until the obligations to Virage are paid in full, in an amount equal to the quotient of 1.0% of each calendar month-end balance (which month-end balance shall be increased daily up to 20% per annum based on a formula set forth in the Virage MTA Amendment) of the amount owing to Virage as of each preceding calendar month end and the VWAP of a share of our Class A Common Stock. Until our obligations to Virage are paid in full, the Company has the option every month to pay Virage in one or a combination of: (a) cash, in an amount equal to 1.0% of each calendar month-end balance (which month-end balance shall be increased daily up to 20% per annum based on a formula set forth in the Virage MTA Amendment) of the amount owing to Virage as of each preceding calendar month end and/or (b) the issuance of subsequent Monthly Virage Warrants;

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

Defined terms in the financial statements contained in this Quarterly Report on Form 10-Q not defined herein adopt the meanings ascribed to them in the financial statements or our 2023 Form 10-K.

Part I – Financial Information

Item 1. Financial Statements

MSP RECOVERY, INC. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
(In thousands, except share and per share data)	2024	2023
ASSETS
Current assets:
Cash	$4,746	$11,633
Accounts receivable	3,100	217
Affiliate receivable (1)	1,222	1,188
Prepaid expenses and other current assets (1)	1,692	8,908
Total current assets	10,760	21,946
Property and equipment, net	4,866	4,911
Intangible assets, net (2)	2,771,969	3,132,796
Right-of-use assets	257	342
Total assets	$2,787,852	$3,159,995

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$10,767	$6,244
Affiliate payable (1)	20,637	19,822
Commission payable	1,222	821
Derivative liability	110	37
Warrant liability (1)	27,012	268
Guaranty obligation (1)	1,077,070	—
Claims financing obligation and notes payable (1)	43,267	—
Interest payable (1)	11,096	—
Other current liabilities (1)	14,813	19,314
Total current liabilities	1,205,994	46,506
Guaranty obligation (1)	—	941,301
Claims financing obligation and notes payable (1)	588,513	548,276
Lease liabilities	138	235
Loan from related parties (1)	130,328	130,709
Interest payable (1)	12,655	73,839
Other long-term liabilities	3,236	—
Total liabilities	$1,940,864	$1,740,866

Commitments and contingencies (Note 13)

Stockholders’ Equity:
Class A common stock, $0.0001 par value; 5,500,000,000 shares authorized; 30,975,324 and 14,659,794 issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	$3	$1
Class V common stock, $0.0001 par value; 3,250,000,000 shares authorized; 124,067,498 and 124,132,398 issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	12	12
Additional paid-in capital	459,748	357,928
Accumulated deficit	(159,416)	(85,551)
Total stockholders’ equity	$300,347	$272,390
Non-controlling interest	546,641	1,146,739
Total equity	$846,988	$1,419,129
Total liabilities and equity	$2,787,852	$3,159,995

(1)
As of September 30, 2024 and December 31, 2023, the total affiliate receivable, affiliate payable, warrant liability, guaranty obligation and loan from related parties balances are with related parties. In addition, the prepaid expenses and other current assets, claims financing obligation and notes payable, other current liabilities, and interest payable include balances with related parties. See Note 15, Related Party Transactions, for further details.
(2)
As of September 30, 2024 and December 31, 2023, intangible assets, net included $2.0 billion and $2.2 billion, respectively, related to a consolidated VIE. See Note 9, Variable Interest Entities, for further details.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MSP RECOVERY, INC. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share data)	2024	2023	2024	2023
Claims recovery income	$3,577	$440	$9,879	$6,479
Claims recovery service income	—	—	—	498
Other	91	—	127	—
Total Revenues	$3,668	$440	$10,006	$6,977

Operating expenses
Cost of revenues (1)	1,671	574	3,453	1,972
Claims amortization expense	121,007	121,008	363,027	355,481
General and administrative (2)	5,329	6,130	17,145	20,691
Professional fees	3,248	2,466	12,030	15,611
Professional fees – legal (3)	2,213	6,871	9,146	25,889
Allowance for credit losses	—	—	—	5,000
Depreciation and amortization	71	85	206	182
Total operating expenses	133,539	137,134	405,007	424,826
Operating Loss	$(129,871)	$(136,694)	$(395,001)	$(417,849)

Interest expense (4)	(106,653)	(88,279)	(306,596)	(204,287)
Other income (expense), net	799	408	1,140	8,697
Change in fair value of warrant and derivative liabilities	45,341	348	121,625	4,247
Net loss before provision for income taxes	$(190,384)	$(224,217)	$(578,832)	$(609,192)

Provision for income tax expense	—	—	—	—
Net loss	$(190,384)	$(224,217)	$(578,832)	$(609,192)

Less: Net loss attributable to non-controlling interests	160,537	204,462	504,967	576,301
Net loss attributable to MSP Recovery, Inc.	$(29,847)	$(19,755)	$(73,865)	$(32,891)

Basic and diluted weighted average shares outstanding, Class A Common Stock	23,764,079	12,703,472	18,586,357	7,097,032
Basic and diluted net loss per share, Class A Common Stock	$(1.26)	$(1.56)	$(3.97)	$(4.63)

(1)
For both the three and nine months ended September 30, 2024, cost of revenue included $1.3 million of related party expenses. For both the three and nine months ended September 30, 2023, cost of revenue included $0.3 million of related party expenses. See Note 15, Related Party Transactions, for further details.
(2)
For the three and nine months ended September 30, 2024, general and administrative expenses included $89.1 thousand and $180.8 thousand of related party expenses, respectively. See Note 15, Related Party Transactions, for further details. No such related party expenses were present for the three and nine months ended September 30, 2023.
(3)
For the three and nine months ended September 30, 2024 and 2023, Professional Fees—legal included $1.7 million and $7.7 million, and $4.6 million and $13.5 million, respectively, of related party expenses related to the Law Firm. See Note 15, Related Party Transactions, for further details.
(4)
For the three and nine months ended September 30, 2024 and 2023, interest expense included $80.8 million and $233.3 million, and $69.1 million and $163.1 million, respectively, related to interest expense due to related parties. See Note 15, Related Party Transactions, for further details.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MSP RECOVERY, INC. and Subsidiaries

Condensed Consolidated Statements of Changes in Equity

(Unaudited)

Three Months Ended September 30, 2024 and 2023

	Class A Common Stock		Class V Stock
(In thousands except shares)	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Non- Controlling Interests	Total Equity
Balance at June 30, 2024	18,630,980	$2	124,067,498	$12	$390,756	$(129,569)	$772,804	$1,034,005
Class A Issuances	12,344,344	1	—	—	68,992	—	(65,626)	3,367
Net loss	—	—	—	—	—	(29,847)	(160,537)	(190,384)
Balance at September 30, 2024	30,975,324	$3	124,067,498	$12	$459,748	$(159,416)	$546,641	$846,988

	Class A Common Stock		Class V Stock
(In thousands except shares)	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Non-Controlling Interests	Total Equity
Balance at June 30, 2023	5,289,434	$—	124,264,645	$12	$176,643	$(42,339)	$1,669,169	$1,803,485
Conversion of Warrants	125	—	—	—	2	—	1	3
Class A Issuances	8,509,671	1	—	—	170,731	—	(106,341)	64,391
Net loss	—	—	—	—	—	(19,755)	(204,462)	(224,217)
Balance at September 30, 2023	13,799,230	$1	124,264,645	$12	$347,376	$(62,094)	$1,358,367	$1,643,662

Nine Months Ended September 30, 2024 and 2023

	Class A Common Stock		Class V Stock
(In thousands except shares)	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Non-Controlling Interests	Total Equity
Balance at December 31, 2023	14,659,794	$1	124,132,398	$12	$357,928	$(85,551)	$1,146,739	$1,419,129
Class A Issuances	16,315,530	2	(64,900)	—	101,820	—	(95,131)	6,691
Net loss	—	—	—	—	—	(73,865)	(504,967)	(578,832)
Balance at September 30, 2024	30,975,324	$3	124,067,498	$12	$459,748	$(159,416)	$546,641	$846,988

	Class A Common Stock		Class V Stock
(In thousands except shares)	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Non-Controlling Interests	Total Equity
Balance at December 31, 2022	2,984,212	$—	125,919,180	$13	$137,069	$(29,203)	$2,077,586	$2,185,465
Conversion of Warrants	9,523	—	—	—	388	—	(169)	219
Class A Issuances	10,805,495	1	(1,654,535)	(1)	209,919	—	(142,749)	67,170
Net loss	—	—	—	—	—	(32,891)	(576,301)	(609,192)
Balance at September 30, 2023	13,799,230	$1	124,264,645	$12	$347,376	$(62,094)	$1,358,367	$1,643,662

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MSP RECOVERY, INC. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2024	2023
Cash flows from operating activities:
Net loss (1)	$(578,832)	$(609,192)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	206	182
Claims amortization expense	363,027	355,481
Paid-in-kind interest (1)	203,420	204,263
Gain on debt extinguishment	(450)	—
Allowance for credit losses	—	5,000
Change in fair value of warrant liability	(121,685)	(4,406)
Gain on sale of intangibles	—	(4,599)
Share based compensation	94	—
Mark-to-market gain on liability payable in stock	(523)	(3,937)
Professional fees settled in shares	1,484	1,875
Change in fair value of derivatives	60	158
Non-cash lease expense	5	1
Change in operating assets and liabilities:
Accounts receivable	(2,883)	53
Prepaid expenses and other assets	7,216	13,032
Affiliate receivable (1)	(34)	1,594
Affiliate payable (1)	814	—
Accounts payable, commission payable and accrued liabilities	7,100	8,962
Interest Payable	103,130	—
Deferred revenue	—	—
Net cash used in operating activities	(17,851)	(31,533)

Cash flows from investing activities:
Purchases of property and equipment	(161)	(1,641)
Purchases of intangible assets	(2,200)	(600)
Proceeds from sale of intangible assets	—	10,000
Net cash (used in) provided by investing activities	(2,361)	7,759

Cash flows from financing activities:
Proceeds from debt financing	16,500	25,000
Deferred financing costs	—	(250)
Debt issuance costs	—	(683)
(Payments) Proceeds on related party loan (1)	(382)	4,950
Release of temporary equity	—	(11,420)
Repayment of the Claims financing obligation	(4,793)	(2,488)
Proceeds from the issuance of common stock	2,000	—
Warrant conversions	—	243
Net cash provided by financing activities	13,325	15,352

Net decrease in cash	(6,887)	(8,422)
Cash at beginning of year	11,633	15,081
Cash at end of period	$4,746	$6,659

Supplemental disclosure of non-cash investing and financing activities:
Sale of intangible assets	$—	$30,987
Purchase of intangible asset financed by note payable	$—	$250,000
Release of temporary equity	$—	$1,807
Original issue discount	$8,083	$16,667
Issuance of shares in settlement of debt	$2,000	$—
Payment of professional fees through issuance of Class A common stock	$1,484	$2,049
Non-cash lease liabilities arising from obtaining right-of-use assets	$—	$426
Payment of Cano Health payment in shares	$—	$61,690

Cash paid during the period for:
Interest	$4,495	$—

(1)
Balances include related party transactions. See Note 15, Related Party Transactions, for further details.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MSP RECOVERY, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1. DESCRIPTION OF THE BUSINESS

On May 23, 2022 (the “Closing Date”), MSP Recovery, Inc. d/b/a LifeWallet, a Delaware corporation (formerly known as Lionheart Acquisition Corporation II (“LCAP”)) consummated the previously announced business combination pursuant to that certain Membership Interest Purchase Agreement, dated as of July 11, 2021, as amended (the “MIPA”), by and among the Company, Lionheart II Holdings, LLC, a wholly-owned subsidiary of the Company, MSP Recovery, LLC, and combined and consolidated subsidiaries (“Legacy MSP”), the members of Legacy MSP (the “Members”), and John H. Ruiz, in his capacity as the representative of the Members (the “Members’ Representative”). Pursuant to the MIPA, the Members sold and assigned all of their membership interests in Legacy MSP to the Company in exchange for non-economic voting shares of Class V common stock, par value $0.0001, of the Company (“Class V Common Stock”) and non-voting economic Class B Units of Opco (“Class B Units,” and each pair consisting of one share of Class V Common Stock and one Class B Unit, an “Up-C Unit”) (such transaction, the “Business Combination”). The Up-C Units are convertible into Class A Common Stock of the Company at the discretion of the holder of the Up-C Unit, and subject to Board approval. See Note 3, Business Combination, for details. Subsequent to the Closing Date, the Company’s sole asset is its equity interest in MSP Recovery, LLC. The Company is the managing member and therefore consolidates Legacy MSP.

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

Amendments to the Working Capital Credit Facility

On March 29, 2023, the Company’s subsidiary, Subrogation Holdings and its parent, MSP Recovery, entered into the Working Capital Credit Facility consisting of commitments to fund up to $48.0 million in proceeds. Certain terms to the Working Capital Credit Facility were amended, which were memorialized in the Second Amended and Restated First Lien Credit Agreement dated November 10, 2023. See summary in “Hazel Working Capital Credit Facility and Hazel Purchase Money Loan” in Note 10, Claims Financing Obligations and Notes Payable. On August 2, 2024, Subrogation Holdings entered into a letter agreement where the parties set out the terms to amend the Working Capital Credit Facility (the “HPH Letter Agreement”) with HPH, which: (i) extended the period to draw up to $23.3 million (with a 40% original issue discount) for working capital, accessible in eight tranches of $1.75 million, that can be drawn at least one month apart, until September 2025; and (ii) provided for a $3.3 million loan (with a 40% original issue discount) funded by August 31, 2024 to acquire additional Claims (the “New Claims”) that collateralize the Working Capital Credit Facility (collectively, (i) and (ii) the “Operational Collection Floor”). On October 1, 2024, Hazel entered into Amendment No. 3 to the Working Capital Credit Facility (“Amendment No. 3 to Working Capital Credit Facility”), formalizing the terms set forth in the HPH Letter Agreement.

In addition, the Company retained the right to monetize the New Claims with a third party sale only if the aggregate consideration is greater than an amount agreed to by HPH (the “Hazel Floor Price”), and such proceeds to be used to: (1) pay down the Operational Collection Floor, (2) to the extent proceeds are in excess of Hazel Floor Price, 50% to the Company for operational expenses and 50% to pay down Term Loan A and Term Loan B of the Working Capital Credit Facility, and (3) in the event only 50% of New Claims are monetized, then such proceeds to be used to pay down the Operational Collection Floor and to the extent any proceeds in excess of 50% of the Hazel Floor Price are available, 50% of such excess shall be made available to the Company for operational expenses and 50% of such excess shall be used to further pay down the Operational Collection Floor, and then to pay down Term Loan A and Term Loan B of the Working Capital Credit Facility.

Amounts borrowed and obligations under the Working Capital Credit Facility (x) are secured by a pledge of proceeds from certain Claims in the Company’s Claims portfolio, with the lien securing the Purchase Money Loan being subordinated and junior to the lien securing the Working Capital Credit Facility and (y) in order to secure those additional advances of Term Loan B beginning in January 2024, the following was provided as additional collateral: (i) a pledge of proceeds from certain Claims in the Company’s Claims portfolio, up to $14 million; (ii) a pledge of the equity interests in an Affiliate of Messrs. John H. Ruiz and Frank C. Quesada; (iii) a mortgage on real property owned by an Affiliate of Messrs. John H. Ruiz and Frank C. Quesada (the “Mortgage”); and (iv) a personal guaranty by Messrs. John H. Ruiz and Frank C. Quesada, as primary obligors, guaranteeing those additional advances of Term Loan B beginning in January 2024 (the “Personal Guaranty”), and (z) pursuant to the Amendment No. 3 to Working Capital Credit Facility, Term Loan A and Term Loan B of the Working Capital Credit Facility are subordinated to the Operational Collection Floor and such

MSP RECOVERY, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

amounts funded through the Operational Collection Floor are collateralized by the New Claims. In accordance with Amendment No. 3 to the Working Capital Credit Facility, HPH shall fully release the Mortgage and the Personal Guarantee once: (x) the principal amount of the Operational Collection Floor has been repaid in full (including any original issue discount), or (y) the drawn amounts under the Operation Collection Floor as of December 31, 2024 are repaid in full (on a drawn and funded basis) on a dollar per dollar basis by such date.

Under the Operational Collection Floor, the Company received: (i) on August 2, 2024, $3.5 million of working capital for July and August 2024; (ii) on August 29, 2024, funding of $2.0 million for the purpose of acquiring the New Claims; (iii) on September 3, 2024, $1.75 million of working capital for September 2024; (iv) on October 2, 2024, $1.75 million of working capital for October 2024; and (v) on October 24, 2024, $1.75 million of working capital for November 2024. The Company has $5.25 million of remaining capacity for working capital under the Operational Collection Floor as of the date of this filing.

Notice of Non-Compliance with Nasdaq Listing Requirements

On June 7, 2024, the Company was notified by Nasdaq Listing Qualifications staff (the “Staff”) that the Company was non-compliant with Nasdaq’s Bid Price Requirement as the closing bid price for the Company’s Class A Common Stock had fallen below $1.00 per share for 30 consecutive business days (April 25, 2024 through June 6, 2024). Pursuant to Nasdaq Marketplace Rule 5810(c)(3)(A), the Company is provided with a compliance cure period of 180 calendar days, or until December 4, 2024, to regain compliance with the Bid Price Requirement. On September 25, 2024, stockholders holding at least a majority of our outstanding voting capital stock, including our Class A Common Stock and Class V Common Stock, approved by written consent a resolution authorizing the Board of Directors to amend the Company’s Charter, to effect a reverse stock split (the “Reverse Stock Split”) of the Company’s Common Stock at a reverse stock split ratio ranging from 1:3 to 1:30, and to authorize the Company’s Board of Directors to determine, at its discretion, the timing of the amendment and the specific ratio of the Reverse Stock Split. As announced on November 12, 2024, the Board determined to proceed with the Reverse Stock Split at a ratio of 1:25, which it expects to be effectuated by the open of business on November 18, 2024. The Reverse Stock Split would cause the amounts of Class A Common Stock and Class V Common Stock of 30,975,324 and 124,067,498, respectively, as of September 30, 2024, to result in 1,239,013 and 4,962,700 after giving effect to the Reserve Stock Split.

If the Company does not regain compliance during such 180-day compliance period, the Company may be eligible to transfer its listing to the Nasdaq Capital Market, so as to take advantage of the additional 180-day compliance period offered on that market, provided that the Company meets the continued listing requirement for market value of publicly held shares and all other applicable initial listing standards for Nasdaq, and provides a written notice of its intention to cure this deficiency during the second compliance period. If it appears to the Staff that the Company will not be able to cure the deficiency, or if the Company is otherwise not eligible, it will receive written notification that its securities are subject to delisting. At that time, the Company may appeal the delisting determination to a hearings panel pursuant to the procedures set forth in the applicable Nasdaq Listing Rules.

Recent Settlements

On July 16, 2024, the Company reached a comprehensive settlement (the “July 2024 Settlement”) with a group of affiliated property and casualty insurers (“P&C Insurers”). The terms of the confidential settlement agreements include:

•
The P&C Insurers’ agreement to provide ten years of historical data (identifying all claims processed from January 1, 2014, through the effective date) and data sharing of future claims, extending out for one year, assisting the Company in reconciling its current and future assigned Medicare claims to be able to collect on owned claims that are owed as a result of failure to pay or reimburse;
•
The P&C Insurers’ implementation of the Company’s coordination of benefits clearinghouse solution;
•
A 10-year agreement to resolve cooperatively, or through binding mediation, relevant Medicare claims (liens) that the Company owns today and in the future;
•
The P&C Insurers’ agreement that they are primary payers for any unreimbursed Medicare lien that the Company identifies from data sharing, and the P&C Insurers’ agreement to assign all rights to collect against other third parties that either failed to pay liens or collected twice from Medicare funds and the P&C Insurers; and
•
A confidential cash payment to settle historical Claims.

On August 19, 2024, the Company announced a $3.1 million cash settlement (the “August 2024 Settlement”) with a pharmaceutical manufacturer in a case where the Company alleged that the manufacturer increased the price of a drug in violation of antitrust laws.

The revenue generated from the July 2024 Settlement and the August 2024 Settlement is included within the Claims recovery income in the condensed consolidated statement of operations for the three and nine months ended September 30, 2024.

MSP RECOVERY, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Yorkville Purchase Agreement and Yorkville Standby Equity Purchase Agreement

On January 6, 2023, the Company entered into a Company Common Stock Purchase Agreement (the “Yorkville Purchase Agreement”) with YA II PN, Ltd., a Cayman Island exempted company (“Yorkville”). Pursuant to the Yorkville Purchase Agreement, the Company had the right to sell to Yorkville from time to time at its option up to $1.0 billion in shares of the Company’s Class A Common Stock, subject to the terms, conditions, and limitations set forth in the Yorkville Purchase Agreement.

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

Convertible Notes

In connection with the Yorkville SEPA, and subject to the condition set forth therein, Yorkville agreed to advance to the Company in the form of convertible promissory notes (the “Convertible Notes”) an aggregate principal amount of $15.0 million. On November 14, 2023, the Company issued a Convertible Note to Yorkville (“Note #1”) in the principal amount of $5.0 million, resulting in proceeds to the Company of $4.73 million. On December 11, 2023, we issued a Convertible Note to Yorkville in the principal amount of $5.0 million, resulting in proceeds to the Company of $4.75 million. On April 8, 2024, we issued a third Convertible Note to Yorkville in the principal amount of $5.0 million, resulting in net proceeds to the Company of $4.75 million.

Interest shall accrue on the outstanding balance of any Convertible Notes at an annual rate equal to 5.0%, subject to an increase to 18% upon an event of default as described in the Convertible Notes, and is payable upon maturity or upon the occurrence of a Trigger event. The maturity date of each Convertible Note will be September 30, 2025, and may be extended at the option of Yorkville. Yorkville may convert the Convertible Notes into shares of the Company’s common stock at a conversion price equal to the lower of 120% of VWAP the day prior to the date of the closing of each tranche (the “Fixed Price”) or 95% of the lowest daily VWAP during the seven consecutive trading days immediately preceding the conversion (the “Conversion Price”), which in no event may the Conversion Price be lower than 20% of the closing price the trading day immediately prior to the signing of the definitive documents. The Convertible Notes became current on September 30, 2024, and the Company does not currently have available liquidity to satisfy said obligations.

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

During the three and nine months ended September 30, 2024, the Company sold 10,049,967 and 11,859,069 shares to Yorkville, respectively, pursuant to investor notices delivered under the Yorkville SEPA at prices between $0.15 and $0.84 per share, and the proceeds were used to: (i) reduce amounts owed under Yorkville Note #1 by $1.3 million and $53.6 thousand of principal and interest, respectively for the three months ended September 30, 2024, and $1.8 million and $0.2 million of principal and interest, respectively for the nine months ended September 30, 2024, and (ii) $1.4 million and $2.0 million of payment to reduce amounts owed under the Amended and Restated Nomura Promissory Note for the three and nine months ended September 30, 2024.

The Company has the right to sell to Yorkville up to $250 million of its Class A Common Stock until the termination of the Yorkville SEPA. As of November 8, 2024, approximately 18.1 million shares have been sold to Yorkville under the Yorkville SEPA. As the Company has registered 50 million shares for resale by Yorkville, and based on the closing price of $0.12 on November 8, 2024 of the Class A Common Stock, the Company estimates its current additional funding capacity under the Yorkville SEPA to be approximately $4.0 million, subject to, among other things, the liquidity and price fluctuation of, and investor demand for, our Class A

MSP RECOVERY, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Common Stock, as well as Trigger events and events of default under the Yorkville SEPA. As described below, currently proceeds from Yorkville SEPA are being used to pay down the Third Amended and Restated Nomura Note and the Yorkville Convertible Notes.

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

Amendments to SEPA and Convertible Notes – Yorkville Letter Agreement

On April 8, 2024, the Company and Yorkville agreed to an amendment to the Yorkville SEPA and Convertible Notes (the “Yorkville Letter Agreement”) in which: (i) the Floor Price Trigger (as defined below) was reduced from $1.28 to $1.00; (ii) the Floor Price Trigger (as defined below) for the 10-day period ending February 5, 2024 has been cured and the monthly payment of $1.5 million that would have been due, was waived; and (iii) the maturity date of the Convertible Notes was extended to September 30, 2025 and may be extended at the option of Yorkville. On April 12, 2024, Yorkville further agreed that, to the extent that it holds Class A Common Stock in such quantities that would prevent the Company from utilizing the SEPA solely due to the Ownership Limitation, Yorkville commits to fund an additional advance in the principal amount of $13.0 million on the same terms and conditions as the previous advances pursuant to the Yorkville SEPA. On May 2, 2024, the Company and Yorkville reached an agreement to reduce the Floor Price (as defined below) under the Yorkville SEPA from $1.00 to $0.50. On July 11, 2024, the daily VWAP for our Class A Common Stock had been below the Floor Price for ten consecutive trading days, resulting in a Floor Price Trigger. On July 12, 2024, Yorkville agreed to extend the due date for the first Monthly Payment, due as a result of the Floor Price Trigger, to September 11, 2024. On August 13, 2024, the Company and Yorkville reached an agreement to reduce the Floor Price under the Yorkville SEPA from $0.50 to $0.15, thereby curing the Floor Price Trigger pursuant to the terms of the Yorkville SEPA. At the close of trading on October 18, 2024, the

MSP RECOVERY, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

daily VWAP for the Company’s Class A Common Stock was below the Floor Price for ten consecutive trading days, resulting in a Floor Price Trigger, as defined in the Convertible Notes. Pursuant to a letter agreement dated November 7, 2024, Yorkville has agreed that the first Monthly Payment, as defined in the Convertible Notes, would be due from the Company no sooner than December 18, 2024.

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

Yorkville SEPA – Embedded Derivative

Certain features of the Yorkville SEPA have been identified and classified as an embedded derivative, which are classified as a liability in accordance with ASC 815 and valued in accordance with ASC 470, Debt. These features classified as an embedded derivative include payment and redemption premiums, increase in interest rate in the event of default and accelerated payments as a result of Trigger events. Per ASC 815, in circumstances where the embedded conversion option in a convertible instrument is required to be bifurcated and there are also other embedded derivative instruments in the convertible instrument that are required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, combined derivative instrument. The fair value of the combined embedded derivative was $110.0 thousand as of September 30, 2024. For the three months ended September 30, 2024, the fair value of the embedded derivative decreased resulting in other income of $18.0 thousand, and for the nine months ended September 30, 2024, the fair value of the embedded derivative increased resulting in other loss of $60.0 thousand.

Liquidity – Going Concern Analysis

As an early-stage growth company, the Company has incurred substantial net losses since inception. As of September 30, 2024, the Company had unrestricted cash totaling $4.7 million. The Company has incurred recurring losses and negative cash flows since inception and has an accumulated deficit of $159.4 million as of September 30, 2024. For the nine months ended September 30, 2024, the Company used approximately $17.9 million of cash in operations. The Company’s liquidity will depend on the ability to generate substantial revenue in the near future, the timing and amount of which is uncertain, as well as its ability to secure funding from additional third-party capital sources. The Company’s principal liquidity needs have been working capital, debt service, and Claims financing obligations.

The Company anticipates sources of liquidity to include the Working Capital Credit Facility and the Yorkville SEPA as disclosed in Note 10, Claims Financing Obligations and Notes Payable, in the notes to the financial statements included within this Quarterly Report, and has taken several actions to address liquidity concerns, including the actions enumerated below. However, as discussed further below, the Company has concluded management’s plans were not sufficient to alleviate the substantial doubt:

1.
On March 29, 2023, the Company’s subsidiary, Subrogation Holdings and its parent, MSP Recovery, entered into the Working Capital Credit Facility consisting of commitments to fund up to $48 million in proceeds. Certain terms were amended to the Working Capital Credit Facility, which were memorialized in the Second Amended and Restated First Lien Credit Agreement dated November 10, 2023. See summary in “Hazel Working Capital Credit Facility and Hazel Purchase Money Loan” in Note 10, Claims Financing Obligations and Notes Payable. On August 2, 2024, HPH agreed to, among other things, (i) extend the period for the Company draw up to $14 million for working capital, accessible in eight tranches of $1.75 million, that can be drawn at least one month apart, until September 2025 and (ii) provide for a $2.0 million loan to be funded by August 31, 2024 for the purpose of acquiring the New Claims. The parties memorialized this agreement in

MSP RECOVERY, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

the Amendment No. 3 to Second Amended and Restated Credit Agreement dated October 1, 2024. The Company has $5.25 million of remaining capacity for working capital under the Operational Collection Floor as of the date of this filing.
2.
On November 13, 2023, the Company entered into the MTA Amendment No. 2 and Amendment to the Amended and Restated Security Agreement (“Second Virage MTA Amendment”), which extended the due date for the payment obligations to Virage to December 31, 2024. See summary in Note 4, Asset Acquisitions. On April 1, 2024, the Company entered into the MTA Amendment No. 3 and Amendment No. 2 to the Amended and Restated Security Agreement (“Third Virage MTA Amendment”), which: (i) extended the VRM Full Return payment due date to September 30, 2025, subject to acceleration upon certain triggering events; (ii) the Company agreed that, after the Convertible Notes are fully satisfied, 25% of the Company’s portion of any net proceeds from the Yorkville SEPA would be used to pay down the VRM Full Return; and (iii) commence the sale of certain reserved shares of Messrs. John H. Ruiz and Frank C. Quesada, and the delivery of the resulting net cash proceeds thereof to VRM. The VRM Full Return guaranty obligation became current on September 30, 2024, and the Company does not currently have available liquidity to satisfy said obligation.
3.
On November 13, 2023, the Company entered into the Second Amended and Restated Nomura Note, which extended the maturity date of the Nomura Note to December 31, 2024. See summary in Note 10, Claims Financing Obligations and Notes Payable. On March 26, 2024, the Company entered into the Third Amended and Restated Nomura Note (defined in Note 3, Business Combination), which extended the maturity date of the Nomura Note to September 30, 2025. The note became current on September 30, 2024, and the Company does not currently have available liquidity to satisfy said obligation.
4.
On November 14, 2023, the Company entered into the Yorkville SEPA, which included the issuance of Convertible Notes to Yorkville having aggregate principal amounts of up to $15.0 million in connection with the purchase of Class A Common Stock. See summary in “Committed Equity Facility” within Note 10, Claims Financing Obligations and Notes Payable. On April 8, 2024, the maturity date of the Convertible Notes was extended to September 30, 2025. The Convertible Notes became current on September 30, 2024, and the Company does not currently have available liquidity to satisfy said obligations.

The Company has concluded that, despite the aforementioned financing arrangements, there is substantial doubt about its ability to continue as a going concern. Unless we are successful in raising additional funds through the offering of debt or equity securities, we have concluded it is probable we will be unable to continue to operate as a going concern beyond the next twelve months. In the event that the Company receives an audit report from its independent registered public accounting firm with an emphasis of matter paragraph as to going concern in connection with the Company’s audited annual financial statements, such event would result in an event of default in the aforementioned debt agreements, which would result in the debt becoming immediately due; however, the Company has received waivers from (i) Virage and VRM and (ii) HPH and Hazel if such an event were to occur for the year ending December 31, 2024.

Note 2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

Basis of Presentation

These condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and, in accordance with those rules and regulations, do not include all information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, the unaudited condensed consolidated interim financial statements (the “Financial Statements”) reflect all adjustments, which consist only of normal recurring adjustments, necessary to state fairly the results of operations, financial condition and cash flows for the interim periods presented herein.

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

MSP RECOVERY, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Principles of Consolidation

The Company consolidates all entities that it controls through a majority voting interest or otherwise and the accompanying financial statements include the accounts of the Company’s wholly-owned subsidiaries and those entities for which the Company has a controlling interest in. The Company also consolidates all entities that it controls as the primary beneficiary of a variable interest entity (“VIE”). Under the VIE model, management first assesses whether the Company has a variable interest in an entity, which would include an equity interest. If the Company has a variable interest in an entity, management further assesses whether that entity is a VIE, and if so, whether the Company is the primary beneficiary under the VIE model. Generally, entities that are organized similar to a limited partnership, in which a general partner (or managing member) makes the most relevant decisions that affect the entity’s economic performance, are considered to be VIEs which would require consolidation, unless the limited partners have substantive kickout or participating rights. Entities that do not qualify as VIEs are assessed for consolidation under the voting interest model.

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

Non-Controlling Interests

As part of the Business Combination and described in Note 3, Business Combination, the Company became the managing member of MSP Recovery, which is consolidated as the Company controls the operating decisions of MSP Recovery. The non-controlling interest relates to the Up-C Units that are convertible into Class A Common Stock of the Company at the discretion of the holder of the Up-C Unit, subject to Board approval. The Up-C Unit holders retained approximately 99.76% of the economic ownership percentage of the Company as of the Closing Date. The non-controlling interest is classified as permanent equity within the condensed consolidated balance sheet of the Company. As of September 30, 2024, based on the Class A Common Stock issuances during the period, the non-controlling interest of Class V shareholders was 80.0%.

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

Note 3. BUSINESS COMBINATION

On May 23, 2022 (the “Closing Date”), MSP Recovery, Inc. d/b/a LifeWallet, a Delaware corporation (formerly known as Lionheart Acquisition Corporation II (“LCAP”)) consummated the Business Combination pursuant to that certain Membership Interest Purchase Agreement, dated as of July 11, 2021, as amended (the “MIPA”), by and among the Company, Lionheart II Holdings, LLC, a wholly-owned subsidiary of the Company, MSP Recovery, LLC, and combined and consolidated subsidiaries (“Legacy MSP”), the members of Legacy MSP (the “Members”), and John H. Ruiz, in his capacity as the representative of the Members (the “Members’ Representative”). Pursuant to the MIPA, the Members sold and assigned all of their membership interests in Legacy MSP to the Company in exchange for non-economic voting shares of Class V common stock, par value $0.0001, of the Company (“Class V Common Stock”) and non-voting economic Class B Units of Opco (“Class B Units,” and each pair consisting of one share of Class V Common Stock and one Class B Unit, an “Up-C Unit”) (such transaction, the “Business Combination”). The Up-C Units are convertible into Class A Common Stock of the Company at the discretion of the holder of the Up-C Unit. Subsequent to the Closing Date, the Company’s sole asset is its equity interest in MSP Recovery, LLC. The Company is the managing member and therefore consolidates Legacy MSP.

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

Warrants

As part of the Business Combination, the Company assumed the liability related to the LCAP public warrants (“Public Warrants”) of $12.5 million. Pursuant to the terms of the Existing Warrant Agreement, and after giving effect to the issuance of the New Warrants, as defined below, the exercise price of the Public Warrants decreased to $0.0025 per share of Class A Common Stock. During the period from the Closing Date to September 30, 2024, approximately 8.9 million warrants of the original 11.8 million warrants had been exercised. For the three and nine months ended September 30, 2024, the fair value of the remaining unexercised warrants decreased resulting in other income of $36.6 thousand and $250.2 thousand, respectively, which is recorded within change in fair value of warrant and derivative liabilities in the condensed consolidated statements of operations. Following anti-dilution adjustments made in connection with the Business Combination, the Public Warrants have an exercise price of $0.0025 per share, which are exercisable on a cashless basis in lots of 25.

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

During the nine months ended September 30, 2024, the Company’s TRA liability associated with the allocable share of existing tax basis acquired in the Business Combination would give rise to a TRA liability of $12.4 million. The Company has not recognized such liabilities under the TRA after concluding it was not probable that the Company will be able to realize the tax benefits based on estimates of future taxable income. No payments were made to the Continuing Equity Owners and Blocker Shareholders (as defined in the TRA) pursuant to the TRA during the three and nine months ended September 30, 2024 and 2023. The estimation of liability under the TRA is, by its nature, imprecise and subject to significant assumptions regarding the amount, character, and timing of the taxable income of MSP Recovery, Inc. in the future. We may incur additional liabilities under the TRA when Class B Units are exchanged in the future. If the valuation allowance recorded against the deferred tax assets applicable to the tax attributes subject to the TRA is released in a future period, the relating TRA liability may be considered probable at that time and recorded within earnings.

The Company has assessed the realizability of the net deferred tax assets and in that analysis, has considered the relevant positive and negative evidence available to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The Company has recorded a full valuation allowance against the deferred tax assets as of September 30, 2024, which will be maintained until there is sufficient evidence to support the reversal of all or some portion of these allowances. As the tax benefits associated with the TRA have not been recognized, based on estimates of future taxable income, the Company has concluded it is not probable to recognize any tax receivable agreement liability. If the valuation allowance recorded against the deferred tax assets is released in a future period, the TRA liability may be considered probable at that time and recorded within earnings.

MSP RECOVERY, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Non-Controlling Interest

As a result of the Business Combination, the Company reflects non-controlling interests due to the Up-C structure. The Company holds all of the voting Class A Units of Opco, whereas the Members (or their designees) hold all of the non-voting economic Class B Units of Opco (these Class B Units represent the non-controlling interest in the Company). The ownership percentage of Class V Common Stock held in the Company by the Members (or their designees) will be equivalent to the number of Class B Units held in the Company, and as such, reflects non-controlling interest in the Company, which is equivalent to the Class V Common Stock ownership percentage. See Note 12, Non-controlling Interest, for more information on ownership interests in the Company.

Amended and Restated Nomura Promissory Note

On May 27, 2022, the Company issued an unsecured promissory note to Nomura in a principal amount of approximately $24.5 million related to advisory fees and deferred underwriting fees and expenses that became due and payable by the Company to Nomura, in connection with the consummation of the Business Combination. On April 12, 2023, the Company amended and restated the promissory note (the “First Amended and Restated Nomura Note”), increasing the principal amount to approximately $26.3 million, increasing the interest rate from 8.0% to 16.0% per annum, and extending the maturity date of the Nomura Note to September 30, 2024. On November 13, 2023, the Company amended and restated the First Amended and Restated Nomura Note (the “Second Amended and Restated Nomura Note”) to: (a) increase the principal amount to approximately $28.9 million, (b) extend the maturity date to December 31, 2024, and (c) permit the Company to use the proceeds of an at-the-market offering to repay indebtedness incurred by the Company for which the proceeds are used for operating expenses, subject to certain enumerated restrictions. On March 26, 2024, the Company amended and restated the Second Amended and Restated Nomura Note (the “Third Amended and Restated Nomura Note”) to: (a) increase the principal amount to approximately $30.0 million, and (b) extend the maturity date to September 30, 2025. The Third Amended and Restated Nomura Note carries an interest rate of 16% per annum and is payable in kind or in cash, at the Company’s discretion, every 30 calendar days after March 26, 2024. Upon two days prior written notice to Nomura, the Company may prepay all or any portion of the then outstanding principal amount under the Nomura Note together with all accrued and unpaid interest thereon. The balance of the unsecured Nomura Note and related interest are included within Claims financing obligations and notes payable in the condensed consolidated balance sheet. The Nomura Note became current on September 30, 2024, and the Company does not currently have available liquidity to satisfy said obligation.

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

In connection with such transaction, the Company agreed to pay Virage an amount equal to the contributions by Virage to VRM MSP plus an annual rate of return of 20% (the “VRM Full Return”). Pursuant to the terms of the agreement with Virage, such amount is payable exclusively by any of the following means (or any combination thereof): (a) the Proceeds, net of expenses related to claim settlement, (b) a sale of certain reserved shares of Messrs. John H. Ruiz and Frank C. Quesada, and the delivery of the resulting net cash

MSP RECOVERY, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

proceeds thereof to VRM, or (c) a sale of shares by the Company and delivery of the net cash proceeds thereof to VRM. The amount of the VRM Full Return was $1,077.1 million as of September 30, 2024.

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

On April 12, 2023, the Company and Messrs. Quesada and Ruiz entered into an amendment (the “Virage MTA Amendment”) to the agreement with Virage and the related Guaranty pursuant to which the payment date for the VRM Full Return was extended from May 23, 2023 until September 30, 2024, subject to acceleration upon certain triggering events. On November 14, 2023, the maturity date was extended to December 31, 2024. In addition, the Virage MTA Amendment changed the payment methods to Virage to exclusively be, in the following order of priority: (a) the Proceeds and any other sources of revenue or liquidity of the Company (and its subsidiaries) that are not encumbered by a lien of a party other than Virage and to the extent such revenues and liquidity exceed the amount of net of revenues necessary to establish and maintain an operating reserve of $70.0 million (reduced to $47.5 million on July 24, 2023) for certain Company expenses, (b) a sale of certain reserved shares of Messrs. John H. Ruiz and Frank C. Quesada, and the delivery of the resulting net cash proceeds thereof to VRM, (c) Parent’s sale of additional shares and delivery of proceeds to Virage, subject to certain anti-dilution provisions, (d) if not satisfied by the foregoing, a sale of other shares of the Company by Messrs. John H. Ruiz and Frank C. Quesada, and the delivery of the resulting net cash proceeds thereof to VRM; provided that if the VRM Full Return is not fully paid by September 30, 2024 the VRM Full Return shall be payable by any of such payment methods in any order of priority. The VRM Full Return became current on September 30, 2024, and the Company does not currently have available liquidity to satisfy said obligation.

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

Accordingly, the Company issued the VRM Warrants. The Initial Virage Warrant, as amended, was issued effective January 1, 2024 and entitles Virage to purchase 28,298,329 shares of Class A Common Stock, with an expiration date of January 1, 2026. The Virage Warrants are recorded as warrant liability in the condensed consolidated balance sheet. Monthly Virage Warrants with effective dates prior to July 1, 2024 were issued, entitling Virage to purchase 58,129,012 shares of Class A Common Stock. Monthly Virage Warrants with effective dates falling within the quarter ending September 30, 2024 were issued, entitling Virage to purchase 91,033,992 shares of Class A Common Stock to settle interest payable for the months of June, July, and August, 2024. For the three and nine months ending September 30, 2024, the issuance of VRM Warrants settled $31.4 million and $145.9 million of interest, respectively. A Monthly Virage Warrant with an effective date of October 1, 2024 was issued after quarter end, entitling Virage to purchase 66,322,033 shares of Class A Common Stock to settle interest payable for the month of September 2024.

Until our obligations to Virage are paid in full, the Company has the option every month to continue to pay Virage an additional amount, in one or a combination of: (a) cash, in an amount equal to 1.0% of each calendar month-end balance (which month-end balance shall be increased daily up to 20% per annum based on a formula set forth in the Virage MTA Amendment) of the amount owing to Virage as of each preceding calendar month end and/or (b) the issuance of subsequent Monthly Virage Warrants.

On April 1, 2024, the Company entered into the Third Virage MTA Amendment which: (i) extended the VRM Full Return payment due date to September 30, 2025, subject to acceleration upon certain triggering events, including the receipt of a going concern opinion by the Company’s independent auditor; (ii) the Company agreed that, after the Convertible Notes are fully satisfied, 25% of the Company’s portion of any net proceeds from the Yorkville SEPA would be used to pay down the VRM Full Return; and (iii) commence the sale of certain reserved shares of Messrs. John H. Ruiz and Frank C. Quesada, and the delivery of the resulting net cash proceeds thereof to VRM. The VRM Full Return became current on September 30, 2024, and the Company does not currently have available liquidity to satisfy said obligation.

MSP RECOVERY, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On September 6, 2024, Virage agreed to waive a provision of the Virage MTA Amendment that would accelerate the payment of amounts due to Virage in the event the Company receives a negative going concern opinion from its auditors for the year ending December 31, 2024.

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

On August 2, 2024, Subrogation Holdings entered into a letter agreement to amend the Second Amended and Restated Credit Agreement (the “HPH Letter Agreement”) with HPH, which, among other things, provides for a $3.3 million loan (with a 40% original issue discount) to be funded by August 31, 2024 for the purpose of acquiring additional Claims (the “New Claims”) that will further collateralize the Working Capital Credit Facility. On August 29, 2024, the Company received funding of $2.0 million under the Operational Collection Floor for the purpose of acquiring the New Claims from an existing Assignor. On August 30, 2024, the Company acquired recovery rights associated with the New Claims for $2.0 million. The parties formalized the terms of the HPH Letter Agreement in Amendment No. 3 to Second Amended and Restated Credit Agreement dated October 1, 2024.

Amounts borrowed and obligations under the Purchase Money Loan and the Working Capital Credit Facility (See Note 10, Claims Financing Obligations and Notes Payable) are secured by a pledge of proceeds from specific Claims in the Company’s Claims portfolio,

MSP RECOVERY, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Series PMPI is a series of MAO-MSO Recovery II LLC. The Company exercises significant influence over the operating and financial activities of Series PMPI, but does not exercise control of the entity. In accordance with Series PMPI’s operating agreement, the controlling member is entitled to a preferred return of 20% per annum (the “Preferred Return”). Once the Preferred Return has been met, the controlling member is entitled to 50% of Claims recoveries by PMPI. The non-controlling member is allocated 100% of the costs of PMPI. Since the Preferred Return exceeds the total members’ equity of PMPI as of both September 30, 2024 and December 31, 2023, the value of the equity method investment in the condensed consolidated balance sheet is $0.

The MAO-MSO Entities are Delaware limited liability companies formed as master Series entities whose central operations are to form other Series legal entities that will hold and pursue Claims recovery rights. The MAO-MSO Entities are not designed to hold or pursue Claims recoveries themselves. The Company holds a 50% economic interest in both entities, and has significant influence through its equity investment, but does not control either entity. As equity method investments, the Company recognizes its proportionate share of net earnings or losses as equity earnings in Other income. The activity of these entities has been insignificant for the three and nine months ended September 30, 2024 and 2023. Since the Company did not make a contribution to the MAO-MSO Entities, and the entities have recorded losses, the value of the equity method investment in the condensed consolidated balance sheets is $0 as of both September 30, 2024 and December 31, 2023.

Summary financial information for equity accounted investees, not adjusted for the percentage ownership of the Company is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Revenue	$—	$8	$7	$8
Amortization	$167	$500	$1,167	$1,500
Other expenses	$1	$—	$20	$—
Profit (Loss)	$(168)	$(492)	$(1,180)	$(1,492)

	As of
in thousands	September 30, 2024	December 31, 2023
Total Assets	$235	$1,403
Total Liabilities	$410	$399

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

MSP RECOVERY, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 6. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following:

	September 30,	December 31,
(In thousands)	2024	2023
Office and computer equipment	$459	$434
Leasehold improvements	26	113
Internally developed software	5,898	5,789
Other software	67	67
Property and equipment, gross	$6,450	$6,403
Less: accumulated depreciation and amortization of software	(1,584)	(1,492)
Property and equipment, net	$4,866	$4,911

For the three and nine months ended September 30, 2024 and 2023, depreciation and amortization expense was $71.0 thousand and $0.2 million, and $85.0 thousand and $0.2 million, respectively.

As disclosed in further detail within Note 8, Leases, in July 2024, the Company moved its corporate headquarters to the Law Firm’s new location under a new lease. As a result, the Company wrote off $0.1 million of leasehold improvements and its related accumulated amortization during the three months ended September 30, 2024. No gain or loss was recognized on this disposal.

Note 7. INTANGIBLE ASSETS, NET

The Company records CCRAs at cost and amortizes them as a finite intangible asset with a useful life of eight years. During three and nine months ended September 30, 2024, the Company purchased $2.0 million and $2.2 million, respectively, of CCRAs included in intangible assets, net, all of which were paid in cash.

Intangible assets, net consists of the following:

(in thousands)	September 30, 2024	December 31, 2023
Intangible assets, gross	$3,874,556	$3,872,356
Accumulated amortization	(1,102,587)	(739,560)
Net	$2,771,969	$3,132,796

For the three and nine months ended September 30, 2024 and 2023, claims amortization expense was $121.0 million and $363.0 million, and $121.0 million and $355.5 million, respectively.

Future amortization for CCRAs, for the remainder of 2024 and thereafter is expected to be as follows:

(in thousands)	CCRAs Amortization
2024	$121,049
2025	484,194
2026	484,194
2027	484,194
2028	484,194
Thereafter	714,144
Total	$2,771,969

The Company monitors intangible assets for potential impairment indicators, including, but not limited to, assumptions regarding the amount and timing of future collections derived from its CCRAs. The Company continues to pursue recoveries from various parties under rights held through its CCRAs; however, extended delays may result in future impairment of the Company’s intangible assets.

During the three months ended September 30, 2024, the Company updated the recoverability analysis on the definite-lived CCRA intangible assets performed as of December 31, 2023. The Company did not identify any new impairment indicators outside of the ones already disclosed in its evaluation of its definite-lived intangible assets in the 2023 Form 10-K. There are inherent risks in our business which could impact the recoverability analysis. As a result, factors may change in the future that could negatively impact our recoverability of the CCRAs, and may result in an impairment charge. Based on the analysis, the carrying value of the Company’s CCRA intangible assets was deemed to be recoverable as of September 30, 2024.

MSP RECOVERY, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table presents the changes in the Company’s intangibles assets for the nine months ended September 30, 2024:

(in thousands)	Intangible Assets
Balance as of December 31, 2023	$3,132,796
Acquisitions of CCRAs	2,200
Amortization expense	(363,027)
Balance as of September 30, 2024	$2,771,969

Note 8. LEASES

The Company leases office space in Puerto Rico under a non-cancellable operating lease which commenced in September 2023 and expires August 2026. Prior to this lease, the Company held a short-term lease, therefore the Company recorded an initial right-of-use (“ROU”) asset and lease liability upon signing the new lease agreement. Lease expense for the three and nine months ended September 30, 2024 amounted to $39.5 thousand and $0.1 million.

In addition, the Company rents office space from the Law Firm, on a month-to-month basis, and therefore is not included within the ROU Asset and Lease liability nor in the future minimum lease payments below. In July 2024, the Law Firm’s lease expired and the Law Firm moved to a new location; as a result, the Company moved its corporate headquarters to the Law Firm’s new location under a new lease, which is also on a month-to-month basis. Short-term rent expense for the three and nine months ended September 30, 2024 and 2023 was $0.1 million and $0.8 million, and $0.3 million and $0.9 million, respectively.

As of September 30, 2024, the weighted-average lease term and weighted-average discount rate were 1.9 years and 15.31%, respectively.

The presentation of right-of-use assets and lease liabilities in the condensed consolidated balance sheet is as follows:

		September 30,	December 31,
(In thousands)	Classification	2024	2023
Assets
Right-of-use asset	Right-of-use assets	$257	$342
Total Leased Assets		$257	$342

Liabilities
Current
Operating lease liability	Other current liabilities	$(126)	$(109)
Non-current
Operating lease liability	Lease liabilities	$(138)	$(235)
Total Lease Liability		$(264)	$(344)

The future minimum lease payments under non-cancellable operating leases as of September 30, 2024 for the next five years and thereafter are as follows:

(in thousands)
Remainder of 2024	$39
2025	157
2026	107
2027	—
2028	—
Thereafter	—
Total minimum payments required	303
Less: implied interest	(39)
Present value of lease liabilities	$264

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

Total assets and liabilities included in its condensed consolidated balance sheets for these VIEs were $2.0 billion and $0.4 million, respectively, as of September 30, 2024 and $2.2 billion and $0.4 million, respectively, as of December 31, 2023. The assets at September 30, 2024 and December 31, 2023 include the intangible assets, net included in the Series of $1.7 billion and $2.0 billion, respectively.

Investments in Unconsolidated Variable Interest Entities

The Company has equity investments in VIEs, but does not consolidate them because it has no power to direct the activities that most significantly impact their economic performance and thus is not considered the primary beneficiary of the entities. Those VIEs are reflected as equity method investments.

Total assets and liabilities for these VIEs were $0.2 million and $0.4 million, respectively, at September 30, 2024 and $1.4 million and $0.4 million, respectively, at December 31, 2023.

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

Refer to Note 5, Investment in Equity Method Investees, for additional information on this VRM MSP transaction.

Note 10. CLAIMS FINANCING OBLIGATIONS AND NOTES PAYABLE

Based on claims financing obligations and notes payable agreements, as of September 30, 2024 and December 31, 2023, the present value of amounts owed under these obligations were $638.3 million and $556.3 million, respectively, including capitalized interest. In addition, as of September 30, 2024 and December 31, 2023, the Company has $13.2 million and $10.0 million of advances from Yorkville, respectively. The weighted average interest rate is 14.9% based on the current book value of $638.3 million with rates that range from 0% to 20%.

As of September 30, 2024, the minimum required payments on these agreements are $787.8 million. Certain of these agreements have priority of payment regarding any proceeds until full payment of the balance due is satisfied. The maturity of the commitments range from the date sufficient claims recoveries are received to cover the required return or in some cases by 2031.

MSP RECOVERY, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Brickell Key Investments

In 2015, the Company entered into a Claims Proceeds Investment Agreement (“CPIA”), as amended, with Brickell Key Investments LP (the “Holder”). Pursuant to the CPIA, as amended, the Company grants to the Holder the right to purchase Class A common shares in the Company (the “Class A Shares”) up to a maximum amount of 2,666,667 (the “Amount”) for a purchase price equal to $6,666.67 ($0.0025 per Class A Share), and is payable in cash. This Warrant (the “Warrant”) will expire at 5:00 p.m. (Eastern Time) on September 30, 2027 and may be exercised in whole or in part by Holder at any time prior to such date. The Holder can only sell a maximum of 15% per month of the Class A Shares obtained through the Warrant. In exchange for the Company issuing the Warrant, the amounts owed to the Holder pursuant to CPIA are amended to equal $80 million. The Holder has the right to receive the $80 million owed through proceeds as outlined in the CPIA, cash paid by the Company, or monetization of the Warrant (through the sale of the Warrant or sale of the underlying Class A Shares). If the Holder monetizes the Warrant, the amount owed will be reduced at a measure of $30.00 per Class A Share. In connection with the Amendment and Warrant Agreement, the Holder also executed a Stock Pledge Agreement (the “Pledge Agreement”) with Legacy MSP founders, John H. Ruiz and Frank C. Quesada (the “Founders”). As part of the Pledge Agreement, the Founders agreed to pledge two million shares to secure payment of the original principal amount of the CPIA. In addition, the Pledge Agreement provides the right to repurchase the Warrant from the Holder on or before June 30, 2023. The Founders entered into an agreement with the Company where this repurchase right has been assigned to the Company (the “Side Agreement”). As the Company has, at its option, the ability to pay its obligation through cash proceeds or through monetization of the Warrants, the $80.0 million of amounts owed as of September 30, 2024 was included as Claims financing obligation and notes payable on the condensed consolidated balance sheet.

The Founders did not exercise the option to repurchase the Warrants on or before June 30, 2023. The Company recognized the Warrants at fair value which, considering the price of the Company’s common stock was below $30.00 as of September 30, 2024, it was determined to be zero.

Hazel Working Capital Credit Facility and Hazel Purchase Money Loan

On March 29, 2023, Subrogation Holdings entered into an Amended and Restated Credit Agreement (the “Working Capital Credit Facility”) with Hazel Partners Holdings LLC (“HPH”), an affiliate of Hazel, as the lender and administrative agent, which provides for up to $80 million (with a 40% original issue discount), consisting of a Term Loan A commitment to fund up to $30 million in proceeds (in multiple installments), and a Term Loan B Commitment to fund up to $18 million in proceeds (in multiple installments), the funding of each conditioned on certain milestones. The amended terms to the Working Capital Credit Facility were memorialized in the Second Amended and Restated First Lien Credit Agreement dated November 10, 2023 (as further amended by the amendments thereto dated December 15, 2023, December 22, 2023, and October 1, 2024).

As of September 30, 2024, the Company had received funding with an aggregate amount of $20.5 million under Term Loan A, which was terminated in 2023. The parties agreed to increase the Term Loan B commitment from $18 million to $27.5 million, after giving effect to the original issue discount on the Working Capital Credit Facility, which would be funded in multiple installments and in accordance with the terms of the Working Capital Credit Facility. As of September 30, 2024, the Company received funding with an aggregate amount of $20.8 million under Term Loan B.

On August 2, 2024, Subrogation Holdings entered into a letter agreement to amend the Working Capital Credit Facility (the “HPH Letter Agreement”) with HPH, which, among other things, provides for (i) extended the period to draw up to $23.3 million (with a 40% original issue discount) for working capital, accessible in eight tranches of $1.75 million, that can be drawn at least one month apart, until September 2025; and (ii) provided for a $3.3 million loan (with a 40% original issue discount) funded by August 31, 2024 to acquire additional Claims (the “New Claims”) that collateralize the Working Capital Credit Facility (collectively, (i) and (ii) the “Operational Collection Floor”). On August 29, 2024, the Company received funding of $2.0 million under the Operational Collection Floor for the purpose of acquiring the New Claims from an existing Assignor, and on August 30, 2024, the Company acquired recovery rights associated with the New Claims for $2.0 million. The parties formalized the terms of the HPH Letter Agreement in Amendment No. 3 to the Working Capital Credit Facility dated October 1, 2024.

During the nine months ended September 30, 2024, the Company received under the Operational Collection Floor: (i) on August 2, 2024, $3.5 million of working capital for July and August 2024; (ii) on September 3, 2024, $1.75 million of working capital for September 2024; (iii) on October 2, 2024, $1.75 million of working capital for October 2024; and (iv) on October 24, 2024, $1.75 million of working capital for November 2024. The Company has $5.25 million of remaining capacity for working capital under the Operational Collection Floor as of the date of this filing.

Amounts borrowed and obligations under the Working Capital Credit Facility (x) are secured by a pledge of proceeds from certain Claims in the Company’s Claims portfolio, with the lien securing the Purchase Money Loan being subordinated and junior to the lien securing the Working Capital Credit Facility and (y) in order to secure those additional advances of Term Loan B beginning in January 2024, the following was provided as additional collateral: (i) a pledge of proceeds from certain Claims in the Company’s Claims

MSP RECOVERY, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

portfolio, up to $14 million; (ii) a pledge of the equity interests in an Affiliate of Messrs. John H. Ruiz and Frank C. Quesada; (iii) a mortgage on real property owned by an Affiliate of Messrs. John H. Ruiz and Frank C. Quesada (the “Mortgage”); and (iv) a personal guaranty by Messrs. John H. Ruiz and Frank C. Quesada, as primary obligors, guaranteeing those additional advances of Term Loan B beginning in January 2024 (the “Personal Guaranty”), and (z) pursuant to the Amendment No. 3 to Working Capital Credit Facility, Term Loan A and Term Loan B of the Working Capital Credit Facility are subordinated to the Operational Collection Floor and such amounts funded through the Operational Collection Floor are collateralized by the New Claims. In accordance with Amendment No. 3 to the Working Capital Credit Facility, HPH shall fully release the Mortgage and the Personal Guarantee once: (x) the principal amount of the Operational Collection Floor has been repaid in full (including any original issue discount), or (y) the drawn amounts under the Operation Collection Floor as of December 31, 2024 are repaid in full (on a drawn and funded basis) on a dollar per dollar basis by such date.

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

On March 26, 2024, the Company amended and restated the Second Amended and Restated Nomura Note (the “Third Amended and Restated Nomura Note”) to: (a) increase the principal amount to approximately $30.0 million, and (b) extend the maturity date to September 30, 2025. The Third Amended and Restated Nomura Note carries an interest rate of 16% per annum and is payable in kind or in cash, at the Company’s discretion, every 30 calendar days after March 26, 2024. Upon two days prior written notice to Nomura, the Company may prepay all or any portion of the then outstanding principal amount under the promissory note together with all accrued and unpaid interest thereon. The balance of the unsecured promissory note and related interest are included within Claims financing obligations and notes payable in the condensed consolidated balance sheet. The note became current on September 30, 2024, and the Company does not currently have available liquidity to satisfy said obligation.

MSP RECOVERY, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Committed Equity Facility

On November 14, 2023, the Company entered into the Yorkville SEPA with Yorkville. Pursuant to the Yorkville SEPA, the Company has the right to sell to Yorkville up to $250.0 million of its shares of common stock, subject to certain limitations and conditions set forth therein, from time to time during the term of the Yorkville SEPA. In connection with the Yorkville SEPA, and subject to the conditions set forth therein, Yorkville advanced to the Company, in the form of Convertible Notes, an aggregate principal amount of $15.0 million, resulting in net proceeds to the Company of $14.2 million. On April 8, 2024, the maturity date of the Convertible Notes was extended to September 30, 2025. The Convertible Notes became current on September 30, 2024, and the Company does not currently have available liquidity to satisfy said obligations.

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

As of September 30, 2024, the Company had recognized a warrant liability for the following securities which are convertible into, or allow the purchase of, our Class A Common Stock, including: (i) 2,950,157 Public Warrants outstanding, each exercisable to purchase 1/25th of one share of our Class A Common Stock (but only exercisable in lots of 25 to purchase whole shares); (ii) 894,754,824 New Warrants outstanding, each exercisable to purchase 1/25th of one share of our Class A Common Stock (but only exercisable in lots of 25 to purchase whole shares); (iii) the CPIA Warrant, exercisable to purchase 2,666,667 shares of Class A Common Stock at a purchase price of $0.0025 per share; (iv) the VRM Warrants, exercisable to purchase 177,461,333 shares of Class A Common Stock at a purchase price of $0.0001 per share; and (v) warrants to Virage Recovery Participation, LP, exercisable to purchase 2,500,000 shares of Class A Common Stock at a purchase price of $0.0001 per share.

The warrant liability includes the mark-to-market fair value of the warrants discussed above. The fair value of the warrant liability is derived considering the potential shares issuable for each warrant and using the price of the Company’s Class A Common Stock as of the most recent balance sheet date, which is a quoted price in active markets.

The table below presents a roll-forward of the warrant liability from December 31, 2023 to September 30, 2024:

in thousands	Warrant Liability
Balance at December 31, 2023	$(268)
Issuance of new warrants	(148,429)
Change in fair value of outstanding warrants	121,685
Balance at September 30, 2024	$(27,012)

MSP RECOVERY, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

A summary of activity of the shares resulting from the exercise of warrants during the nine months ended September 30, 2024 is as follows:

		Weighted Average
	# of Shares	Exercise Price
Balance at December 31, 2023	35,908,200	$286.56
Issued	48,517,817	$0.0001
Exercised	—	$—
Expired	—	$—
Balance at March 31, 2024	84,426,017	$121.88
Issued	40,409,524	$0.0001
Exercised	—	$—
Expired	—	$—
Balance at June 30, 2024	124,835,541	$82.43
Issued	91,033,992	$0.0001
Exercised	—	$—
Expired	—	$—
Balance at September 30, 2024	215,869,533	$47.67

The table above does not include the CPIA Warrant as the value has been determined to be zero, as discussed in Note 10, Claims Financing Obligations and Notes Payable. Refer to Note 3, Business Combination, for discussion of the terms of the Public Warrants and New Warrants, and to Note 4, Asset Acquisitions, for discussion of the terms of the VRM Warrants.

Note 12. NON-CONTROLLING INTEREST

The non-controlling interest balance primarily represents the Up-C Units of the Company held by the Members. The following table summarizes the ownership of Units in the Company as of September 30, 2024:

	Common Stock	Ownership Percentage
Ownership of Class A Common Stock	30,975,324	20.0%
Ownership of Class V Common Stock	124,067,498	80.0%
Balance at end of period	155,042,822	100.0%

The non-controlling interest holders have the right to exchange Up-C Units, at the Company’s option, for (i) cash or (ii) one share of Class A Common Stock, subject to the provisions set forth in the LLC Agreement. As such, future exchanges of Up-C Units by non-controlling interest holders will result in a change in ownership and reduce or increase the amount recorded as non-controlling interest and increase or decrease additional paid-in-capital or retained earnings when the Company has positive or negative net assets, respectively. As of September 30, 2024, 2.7 million Up-C Units have been exchanged into shares of Class A Common Stock.

In addition to the non-controlling interest related to Up-C Units, the Company also has non-controlling interests related to the Series as noted in Note 9, Variable Interest Entities, and MAO-MSO Recovery LLC Series FHCP (“FHCP”), which is a non-wholly owned subsidiary of MSP Recovery, LLC. In accordance with FHCP’s operating agreement, the non-controlling member is entitled to a preferred return of 20% per annum (the “Preferred Return”). Once the Preferred Return has been met, the non-controlling member is entitled to 80% of Claims recoveries by FHCP. The controlling member is allocated 100% of the costs of FHCP. Since the Preferred Return exceeds the total members’ equity of FHCP as of both September 30, 2024 and December 31, 2023, the non-controlling interest also includes $4.3 million representing the entire members’ equity of FHCP.

Note 13. COMMITMENTS AND CONTINGENCIES

The Company is subject to certain legal proceedings, claims, investigations, and administrative proceedings in the ordinary course of its business. The Company records a provision for a liability when it is both probable that the liability has been incurred and the amount of the liability can be reasonably estimated. These provisions, if any, are reviewed and adjusted to reflect the impacts of negotiations, settlements, rulings, advice of legal counsel, and other information and events pertaining to a particular case. Depending on the nature and timing of any such proceedings that may arise, an unfavorable resolution of a matter could materially affect the Company’s future results of operations, cash flows, or financial position in a particular period.

MSP RECOVERY, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company pursues claims recoveries through settlement, arbitration, and legal proceedings. The accounting policy for these activities is discussed under Claims recovery income in Note 2, Basis of Presentation And Summary of Significant Accounting Policies, in our 2023 Form 10-K.

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

In addition, on March 10, 2023, the Company received a subpoena from the U.S. Attorney’s Office (“USAO”) in connection with a grand jury investigation in the U.S. District Court for the Southern District of Florida requesting certain information concerning the Company, which subpoena requests documents relating to, among other matters, the Company’s proprietary Algorithms and other software used to identify potentially recoverable claims, the drop in the price of the Company’s common stock following the Business Combination, and certain marketing materials and investment agreements presented to potential investors. On July 18, 2024, the Company received an additional subpoena from the USAO, requesting documents related to a Company press release. To the best of the Company’s knowledge, the Department of Justice has not issued any target letters to anyone associated with the Company as a result of this investigation. (The United States Attorney’s Manual states that a “target” is a person as to whom the prosecutor or the grand jury has substantial evidence linking him or her to the commission of a crime and who, in the judgment of the prosecutor, is a putative defendant.)

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

Cano Health, LLC

On August 10, 2023, MSP Recovery sued Cano Health, LLC (“Cano”) in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida for declaratory relief and anticipatory breach of the CCRA, Purchase Agreement, and a Service Agreement (collectively, the “Cano Agreements”) between the parties. On the same day, Cano sued the Company in the same court, alleging fraud in the inducement, breach of contract, tortious interference, and unjust enrichment relating to the Cano Agreements. The Company has outstanding a $5.0 million receivable from Cano; however, due to Cano’s Quarterly Report on Form 10-Q for the June 30, 2023 period, which includes a substantial doubt about its ability to continue as a going concern, and subsequent Chapter 11 bankruptcy filing on or about February 5, 2024, the Company established a reserve for the balance due under such receivable during 2023. These matters were automatically stayed as a result of Cano’s bankruptcy filing. As of July 2024, the Debtors’ Plan has been confirmed and declared effective. The automatic stay of litigation has been lifted and the parties anticipate the ongoing litigation to re-commence under a new scheduling order.

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

Note 14. FAIR VALUE MEASUREMENTS

The Company has no assets that are measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023. There were no assets or liabilities measured at fair value on a non-recurring basis during the three months ended September 30, 2024. Liabilities measured at fair value on a recurring basis as of September 30, 2024, are summarized as follows:

in thousands	Level	September 30, 2024	December 31, 2023
Derivative liability	3	$110	$37
Warrant liability	2	27,012	268
Total		$27,122	$305

The following table details the roll-forward of the Level 3 liabilities during the nine months ended September 30, 2024:

in thousands	Derivative liability
Balance at December 31, 2023	$(37)
Change in fair value of derivative liability	(60)
Issuance of note	(13)
Balance at September 30, 2024	$(110)

As of September 30, 2024, the certain embedded features within the Yorkville SEPA are treated as a derivative liability and changes in the fair value were recognized in the change in fair value of warrant and derivative liabilities in the condensed consolidated statements of operations. The embedded derivative liability is valued at each of the reporting period; the following table details the significant market-based inputs:

	September 30, 2024	December 31, 2023
Price of Common Stock	$0.15	$2.27
Volatility	50%	40%
Market Risk Spread	10.28%	12.37%
Expected Term (in years)	1.00	1.25

Note 15. RELATED PARTY TRANSACTIONS

Loans from Related Parties

The Company has an unsecured promissory note in an aggregate principal amount of $112.8 million (the “Promissory Note”) to John H. Ruiz and Frank C. Quesada, the Company’s Chief Executive Officer and director and Chief Legal Officer and director, respectively (collectively, the “MSP Principals”), in exchange for the MSP Principals agreeing to provide cash to pay transaction costs related to the Merger, pay down affiliate payable balances, and provide operating cash to the Company. In addition to the amounts in the Promissory Note, at the merger date with LCAP, the MSP Principals contributed $13.0 million through funds that had been loaned to VRM MSP to cover related service fees. The Promissory Note as well as the amount contributed at the merger date bear interest at an annual rate of 4%, payable in kind, and will mature on June 16, 2026, the four-year anniversary of the issuance. The Promissory Note is payable by the Company at any time, without prepayment penalties, fees, or other expenses. During the three and nine months ended September 30, 2024, the Company recorded $1.3 million and $3.8 million, respectively, of interest expense related to the Promissory Note. During the three and nine months ended September 30, 2023, the Company recorded $1.3 million and $3.9 million, respectively, of interest expense related to the Promissory Note.

A portion of the proceeds under the Promissory Note in an amount equal to $36.5 million was advanced to the Law Firm, an affiliate of certain Members, for certain operating expenses pursuant to a legal services agreement. During the three months ended September 30, 2024, the Company amortized all remaining advances to the Law Firm. This amount is reflected in prepaid expenses and other current assets within the condensed consolidated balance sheets and had a balance of $0 and $7.7 million as of September 30, 2024 and December 31, 2023, respectively. The advances of Law Firm expenses are reflected in Professional fees – legal within the condensed consolidated statement of operations. The advances are expensed as incurred, as the Company does not have recourse to any amounts

MSP RECOVERY, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

incurred should Law Firm fail to secure recoveries, although it does have recourse to any amounts advanced that have not been incurred as an expense.

Under the legal services agreement, the Company shall advance certain of Law Firm’s monthly expenses, including payroll and overhead; however, should Law Firm earn fees under the legal service agreements (the “Existing LSAs”) noted below, net of pre-existing obligations including payments to co-counsel sufficient to cover its monthly expenses, Company is entitled to reimbursement of the advance of said monthly expenses. Further, to the extent that Law Firm earns a surplus of fees in excess of its monthly expenses, said surplus shall be used to reimburse past amounts of Law Firm’s monthly expenses that Company advanced. For the three and nine months ended September 30, 2024, approximately $1.7 million and $7.7 million, respectively, of the $36.5 million advanced by the Company to the Law Firm has been incurred for expenses pursuant to the legal services agreement.

Founders’ Pledge - Claims Proceeds Investment Agreement

As disclosed in Note 10, the Founders pledged two million shares to secure payment of the original principal amount of the CPIA. Refer to Note 10, Claims Financing Obligations and Notes Payable.

Legal Services – Law Firm

Certain Company entities have previously entered into the Existing LSAs with the Law Firm, an affiliate of certain Members, for the recovery of Claims. Pursuant to the terms of the Existing LSAs, the Law Firm provides the Company with investigation, case management, research and legal services in the pursuit of recovery of Claims in exchange for a portion of the recovered proceeds relating to such Claims. The Existing LSAs also provide that the Law Firm serves as lead counsel or co-lead counsel for any litigation relating to such Claims. As of September 30, 2024, the Company had a payable to the Law Firm amounting to $0.8 million in connection with Claim recoveries. As of December 31, 2023, there was no amount due, as amounts paid through the prepaid noted above had covered amounts of existing LSAs due to the Law Firm for Claim recoveries. For the three and nine months ended September 30, 2024 and 2023, $1.7 million and $7.7 million, and $4.6 million and $13.5 million, respectively, was included in Professional fees – legal, for expenses related to the Law Firm in the condensed consolidated statements of operations. The amounts are related to the payment of Law Firm expenses as noted above.

In addition, during fiscal year 2023, the Company issued an unsecured promissory note in an aggregate principal amount of $4.95 million to the Law Firm, to provide general operational funding (the “Law Firm Loan”). The aggregate unpaid principal amount of this promissory note is due 24 months from the date of the most recent advance from the Hazel Credit Agreement is made. As of September 30, 2024, this promissory note was due on September 3, 2026. This promissory note does not carry interest and is payable by the Company at any time, without prepayment penalties, fees, or other expenses. On March 4, 2024, the Board authorized the partial repayment of the Law Firm Loan in the amount of $0.4 million, which funds were to be used for the express purpose of paying property taxes on real property owned and pledged by the MSP Principals to HPH as collateral in connection with the Working Capital Credit Facility.

For both the three and nine months ended September 30, 2024, $1.3 million were included in cost of revenue for expenses related to the Law Firm in the condensed consolidated statements of operations. For both the three and nine months ended September 30, 2023, $0.3 million of cost of revenue for expenses related to the Law Firm were included in the condensed consolidated statements of operations.

The Law Firm may also collect and/or hold cash on behalf of the Company in the ordinary course of business. As of September 30, 2024 and December 31, 2023, $0.9 million and $0.8 million, respectively, was due from the Law Firm and included in the condensed consolidated balance sheets in Affiliate Receivable.

In addition, the Company rents office space from the Law Firm as discussed in Note 8, Leases.

MSP Recovery Aviation, LLC

The Company may make payments related to operational expenses on behalf of its affiliate, MSP Recovery Aviation, LLC (“MSP Aviation”). The Company has made payments in the periods of the financial statements only related to specifically billed flights. As of both September 30, 2024 and December 31, 2023, $0.2 million was due from MSP Aviation and included in the condensed consolidated balance sheets in Affiliate Receivable. For the three and nine months ended September 30, 2024, $89.1 thousand and $180.8 thousand was included in General and Administrative expenses related to MSP Aviation in the condensed consolidated statements of operations. For the three and nine months ended September 30, 2023, there were no expenses related to MSP Aviation included in the condensed consolidated statements of operations.

Funds Held for Other Entities

The Company may collect and/or hold cash on behalf of its affiliates in the ordinary course of business. As of both September 30, 2024 and December 31, 2023, $19.8 million was due to affiliates of the Company and included in the condensed consolidated balance

MSP RECOVERY, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

sheets in Affiliate Payable. These amounts were primarily due to Series MRCS, and will be repaid either through excess cash flows from operations or other financing. The Company also has a note payable with Series MRCS, which as of both September 30, 2024 and December 31, 2023, the balance was $0.5 million and included in the condensed consolidated balance sheets in Claims financing obligation and notes payable.

As of both September 30, 2024 and December 31, 2023, there were additional receivables from other affiliates of $0.2 million. These were included in the condensed consolidated balance sheets in Affiliate Receivable.

VRM MSP

The Company concluded that VRM MSP is a related party due to ownership interests in the entity held by the MSP Recovery and Series MRCS. For the three and nine months ended September 30, 2024 and 2023, the Company recorded $79.2 million and $228.7 million, and $67.8 million and $159.2 million, respectively, for interest expense related to the VRM Full Return and Virage MTA Amendment.

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

Refer to Note 4, Asset Acquisitions, for the listing of warrants issued during the three and nine months ended September 30, 2024.

Pursuant to purchase agreements dated March 4, 2024 and August 22, 2024, and as disclosed on Form 4 filings by Mr. John H. Ruiz, the Company’s Chief Executive Officer, the Company issued 438,596 and 360,620, respectively, of unregistered shares of Class A Common Stock to Virage in satisfaction of certain obligations of the Company, which shares were subsequently purchased from Virage by Mr. Ruiz.

Founder’s Up-C Units – VRM Full Return

As disclosed in Note 4, Asset Acquisitions, in connection with the MTA Amendment, the Company agreed to pay Virage an amount equal to the contributions by Virage to VRM MSP plus an annual rate of return of 20% (the “VRM Full Return”). Pursuant to the terms of the agreement with Virage, such amount may be payable by a sale of certain reserved shares of Messrs. John H. Ruiz and Frank C. Quesada, and the delivery of the resulting net cash proceeds thereof to VRM.

Working Capital Credit Facility Collateral

Pursuant to the Working Capital Credit Facility, and in order to secure those additional advances of Term Loan B beginning in January 2024, the Company approved for Messrs. John H. Ruiz and Frank C. Quesada to provide, as additional collateral, the following: (i) a pledge of the equity interests in an Affiliate of Messrs. John H. Ruiz and Frank C. Quesada; (ii) a mortgage on real property owned by an Affiliate of Messrs. John H. Ruiz and Frank C. Quesada (the “Mortgage”), and (iii) a personal guaranty by Messrs. John H. Ruiz and Frank C. Quesada, as primary obligors, guaranteeing those additional advances of Term Loan B beginning in January 2024 (the “Personal Guaranty”). On December 22, 2023, our Board approved the Company’s payment of certain costs and fees (including legal fees) on behalf of John H. Ruiz and Frank C. Quesada, associated with the mortgage granted in connection with said guaranty, totaling $0.1 million. On March 4, 2024, the Board authorized the partial repayment of the Law Firm Loan in the amount of $0.4 million, which funds were to be used for the express purpose of paying property taxes on real property owned and pledged by the MSP Principals to HPH as collateral in connection with the Working Capital Credit Facility.

On August 2, 2024, Subrogation Holdings entered into a letter agreement to amend the Working Capital Credit Facility (the “HPH Letter Agreement”) with HPH, which: (i) extended the period to draw up to $23.3 million (with a 40% original issue discount) for working capital, accessible in eight tranches of $1.75 million, that can be drawn at least one month apart, until September 2025; and (ii) provided for a $3.3 million loan (with a 40% original issue discount) funded by August 31, 2024 to acquire additional Claims (the “New Claims”) that collateralize the Working Capital Credit Facility (collectively, (i) and (ii) the “Operational Collection Floor”). On October 1, 2024, Hazel entered into Amendment No. 3 to the Working Capital Credit Facility, formalizing the terms set forth in the HPH Letter Agreement. Pursuant to such amendment, (i) Term Loan A and Term Loan B of the Working Capital Credit Facility are subordinated to the Operational Collection Floor and collateralized by the New Claims and (ii) once (x) the principal amount of the Operational Collection Floor has been repaid in full (including any original issue discount), or (y) the drawn amounts under the Operation Collection Floor as of December 31, 2024 are repaid in full (on a drawn and funded basis) on a dollar per dollar basis by such date, HPH shall fully release the Mortgage and the Personal Guarantee.

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

The following table sets forth the computation of basic and diluted earnings per share of Class A Common Stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share data)	2024	2023	2024	2023
Numerator - basic and diluted:
Net loss	$(190,384)	$(224,217)	$(578,832)	$(609,192)
Less: Net loss attributable to the non-controlling interests	160,537	204,462	504,967	576,301
Net loss attributable to MSP Recovery, Inc.	$(29,847)	$(19,755)	$(73,865)	$(32,891)

Denominator – basic and diluted:
Weighted-average shares of Class A common stock outstanding – basic	23,764,079	12,703,472	18,586,357	7,097,032
Weighted-average shares of Class A common stock outstanding – dilutive	23,764,079	12,703,472	18,586,357	7,097,032

Earnings per share of Class A common stock – basic	$(1.26)	$(1.56)	$(3.97)	$(4.63)
Earnings per share of Class A common stock – diluted	$(1.26)	$(1.56)	$(3.97)	$(4.63)

Shares of the Company’s Class V Common Stock do not participate in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class V Common Stock under the two-class method has not been presented.

In the calculation for earnings per share for the three and nine months ended September 30, 2024, the Company excluded from the calculation of diluted earnings per share: (i) 124,067,498 shares of Class V Common Stock; (ii) 2,950,157 Public Warrants outstanding; (iii) 2,666,667 shares issuable upon the exercise of the CPIA Warrant; (iv) 894,754,824 New Warrants outstanding; (v) 243,783,366 shares issuable upon exercise of the VRM Warrants; and (vi) 2,500,000 shares issuable upon exercise of the VRP warrant, because their effect would have been anti-dilutive.

In the calculation for earnings per share for the three and nine months ended September 30, 2023, the Company excluded from the calculation of diluted earnings per share 124,264,645 shares of Class V Common Stock, 3,084,703 Public Warrants outstanding, 2,666,667 CPIA Warrants, and 1,028,046,326 shares of New Warrants outstanding because their effect would have been anti-dilutive.

Note 17. SUBSEQUENT EVENTS

Settlement with Medical Device Manufacturer

On October 25, 2024, the Company reached a $0.8 million cash settlement with a medical device manufacturer in a case where the Company alleged that the manufacturer increased the price of a medical device in violation of antitrust laws.

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

Our current Claims portfolio has scaled significantly. We are entitled to a portion of any recovery rights associated with approximately $1,591 billion in Billed Amount (and approximately $380 billion in Paid Amount), which contains approximately $87.8 billion in Paid Value of Potentially Recoverable Claims, as of September 30, 2024. We believe it would take any competitor significant time to amass the portfolio of Claims rights currently owned by us due to, among things, the volume of our Claims data retained and strength of our data analytics, which we believe are key to attracting new clients that are willing to assign Claims to us.

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

As of September 30, 2024, approximately 95.8% of our expected recoveries arise from Claims being brought under the Medicare Secondary Payer Act. While we believe the MSP Act has bipartisan support, changes to the laws on which we base our recoveries, particularly the MSP Act, can adversely affect our business. Our ability to generate future revenue is therefore significantly dependent on factors outside our control.

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

Once Claims have been assigned, our data analysts use our proprietary Algorithms to identify potential recoveries. Results are then quality checked by our internal medical team. We contract with the Law Firm and various other law firms across the country to pursue recoveries through the legal system. Where appropriate, Law Firm reaches out to the liable parties to demand payment of amounts that are owed. Prior to” litigation, there may be an incentive for the primary insurer to settle. If legal action is required to pursue recovery from primary insurers, we seek “double damages” under the MSP Act.

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

The Company developed MSP Recovery Clearinghouse in an effort to reduce or eliminate this problem. MA Plans have and continue to provide claims data to the Company, including lists of beneficiaries along with diagnosis and treatment codes, and payment data. The Company aggregates this data into the MSP Recovery Clearinghouse, which compares the information with other publicly available sources. Proprietary algorithms then analyze these unique data sets against the list of beneficiaries to discover compensable Claims. The MSP Recovery Clearinghouse’s three-step data comparison & claim identification process reveals the full universe of beneficiaries and both reported and unreported Claims.

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
•
Step Three: Quality Control. The parties engage in quality-control procedures to ensure the validity of the generated report.

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

Recent Updates

Recent Settlements

On July 16, 2024, the Company reached a comprehensive settlement (the “July 2024 Settlement”) with a group of affiliated property and casualty insurers (“P&C Insurers”). The terms of the confidential settlement agreements include:

•
The P&C Insurers’ agreement to provide ten years of historical data (identifying all claims processed from January 1, 2014, through the effective date) and data sharing of future claims, extending out for one year, assisting LifeWallet in reconciling its current and future assigned Medicare claims to be able to collect on owned claims that are owed as a result of failure to pay or reimburse;
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

On August 19, 2024, the Company announced a $3.1 million cash settlement (the “August 2024 Settlement”) with a pharmaceutical manufacturer in a case where the Company alleged that the manufacturer increased the price of a drug in violation of antitrust laws.

The revenue generated from the July 2024 Settlement and the August 2024 Settlement is included within the Claims recovery income in the condensed consolidated statement of operations for the three and nine months ended September 30, 2024.

Notice of Non-Compliance with Nasdaq Listing Requirements

On June 7, 2024, the Company was notified by Nasdaq Listing Qualifications staff (the “Staff”) that the Company was non-compliant with Nasdaq’s Bid Price Requirement as the closing bid price for the Company’s Class A Common Stock had fallen below $1.00 per share for 30 consecutive business days (April 25, 2024 through June 6, 2024). Pursuant to Nasdaq Marketplace Rule 5810(c)(3)(A), the Company is provided with a compliance cure period of 180 calendar days, or until December 4, 2024, to regain compliance with the Bid Price Requirement. On September 25, 2024, stockholders holding at least a majority of our outstanding voting capital stock, including our Class A Common Stock and Class V Common Stock, approved by written consent a resolution authorizing the Board of Directors to amend the Company’s Charter, to effect a reverse stock split (the “Reverse Stock Split”) of the Company’s Common Stock at a reverse stock split ratio ranging from 1:3 to 1:30, and to authorize the Company’s Board of Directors to determine, at its discretion, the timing of the amendment and the specific ratio of the Reverse Stock Split. As announced on November 12, 2024, the Board determined to proceed with the Reverse Stock Split at a ratio of 1:25, which it expects to be effectuated by the open of business on November 18, 2024. The Reverse Stock Split would cause the amounts of Class A Common Stock and Class V Common Stock of 30,975,324 and 124,067,498, respectively, as of September 30, 2024, to result in 1,239,013 and 4,962,700 after giving effect to the Reserve Stock Split.

If the Company does not regain compliance during such 180-day compliance period, the Company may be eligible to transfer its listing to the Nasdaq Capital Market, so as to take advantage of the additional 180-day compliance period offered on that market, provided that the Company meets the continued listing requirement for market value of publicly held shares and all other applicable initial listing standards for Nasdaq, and provides a written notice of its intention to cure this deficiency during the second compliance period. If it appears to the Staff that the Company will not be able to cure the deficiency, or if the Company is otherwise not eligible, it will receive written notification that its securities are subject to delisting. At that time, the Company may appeal the delisting determination to a hearings panel pursuant to the procedures set forth in the applicable Nasdaq Listing Rules.

Key Factors Affecting Our Results

Our Claims Portfolio

We differ from some of our competitors because we obtain our recovery rights through irrevocable assignments. When we are assigned these rights, we take on the risk that such Claims may not be recoverable. We are entitled to pursue a portion of any recovery rights associated with approximately $1,591 billion in Billed Amount (and approximately $380 billion in Paid Amount), which contained approximately $87.8 billion in Paid Value of Potentially Recoverable Claims, as of September 30, 2024. We are typically entitled to 100% of recovery rights pursuant to our CCRAs, but contractually obligated to pay 50% of gross recoveries to the Assignor. In certain cases, we have purchased from our Assignors the rights to 100% of the recovery. By discovering, quantifying, and settling the gap between Billed Amount and Paid Amount on a large scale, we believe we are positioned to generate substantial annual recovery revenue at high profit margins for our assigned Claims. In litigation, our experienced management and legal teams provide us with a competitive advantage. While our model of being assigned the Claim rights allows us the flexibility to direct the litigation and potentially generate higher margins, we have, on an opportunistic basis, paid the Assignor an upfront purchase price for these rights.

To date, we have not generated substantial revenue from our Claims portfolio, and our business model is dependent on achieving revenue from this model in the future. If we are unable to recover the upfront purchase price from the assigned Claims or the investments we have made in pursuing recoveries, it would have an adverse effect on our profitability and business.

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

Our Claims recovery revenue is typically recognized upon reaching a binding settlement or arbitration with a counterparty or when the legal proceedings, including any appellate process, are resolved. A decrease in the willingness of courts to grant these judgments, a change in the requirements for filing these cases or obtaining these judgments, or a decrease in our ability to collect on these judgments could have an adverse effect on our business, financial condition, and operating results. Of the Claims identified as potentially recoverable, relating to our accident-related cases as of September 30, 2024, approximately 86.8% of claims are already in the recovery process, which are claims where either the recovery process has been initiated, data has been collected and matched, or resolution discussions are in process.

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

Recovery Multiple: The vast majority of our recoveries are sought pursuant to the MSP Laws; however, some recoveries are sought under product liability, antitrust, and other various causes of action. For recoveries sought pursuant to the MSP Laws, we generally pursue amounts in excess of the Paid Amount; in other cases, the cause of action will dictate the amount pursued. The Recovery Multiple is the amount of any generated Claims recovery income obtained by the Company in respect to any Claims as compared to the Paid Amount of those Claims (e.g., if a given Claim had a Paid Amount of $100, a $600 recovery would represent a Recovery Multiple of 6x). For these purposes, we record values under the Recovery Multiple once we have recorded Claims recovery income, either through the receipt of cash or recognition of accounts receivable on the Claims. Management believes this metric is useful to investors to manage or monitor the Company’s performance because the Recovery Multiple provides a measure of our ability to recover on Claims recovery rights. A Recovery Multiple above 1x would illustrate the Company’s ability to recover amounts in excess of the Paid Amount. As actual recoveries have been limited to date, this measure has limited utility for historical periods. However, management believes this measure will become more meaningful during the next 12 months and beyond to the extent the Company begins to report actual increases in recoveries during those periods. As of September 30, 2024, the Company has obtained settlements where the Recovery Multiple was or would be in excess of the Paid Amount, and settlements at or below the paid amount. However, these settlements do not provide a large enough sample to be statistically significant and are therefore not shown in the table. As the Recovery Multiple is based on actual recoveries, this measure is not based on the Penetration Status of Portfolio, as described below.

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

$ in billions	Nine Months Ended September 30, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
Paid Amount	$380.5	$369.8	$374.8
Paid Value of Potentially Recoverable Claims(2)	87.8	88.9	89.6
Billed Value of Potentially Recoverable Claims	375.3	373.5	377.8
Recovery Multiple	N/A(1)	N/A	N/A
Penetration Status of Portfolio	86.8%	86.8%	85.8%
(1)
During the nine months ended September 30, 2024, the Company has received total recoveries of $9.9 million. However, the settlement amounts do not provide a large enough sample to be statistically significant, and are therefore not shown in the table.
(2)
On August 10, 2022, the United States Court of Appeals, Eleventh Circuit held that a four-year statute of limitations period applies to certain claims brought under the Medicare Secondary Payer Act’s private cause of action, and that the limitations period begins to run on the date that the cause of action accrued. This opinion may render certain Claims held by the Company unrecoverable and may substantially reduce PVPRC and BVPRC as calculated. As our cases were filed at different times and in various jurisdictions, and prior to data matching with a defendant we are not able to accurately calculate the entirety of damages specific to a given defendant, we cannot calculate with certainty the impact of this ruling at this time. However, the Company has deployed several legal strategies (including but not limited to seeking to amend existing lawsuits in a manner that could allow claims to relate back to the filing date as well as asserting tolling arguments based on theories of fraudulent concealment) that would apply to tolling the applicable limitations period and minimizing any material effect on the overall collectability of its claim rights. In addition, the Eleventh Circuit decision applies only to district courts in the Eleventh Circuit. Many courts in other jurisdictions have applied other statutes of limitations to the private cause of action, including borrowing the three-year statute of limitations applicable to the government’s cause of action; and borrowing from the False Claims Act’s six-year period. The most recent decision on the issue from the District Court of Massachusetts, for example, applies the same statute of limitations as Eleventh Circuit, but expressly disagrees with the Eleventh Circuit’s application of the “accrual” rule and instead adopted the notice-based trigger that the company has always argued should apply. This would mean that the limitations period for unreported claims has not even begun to accrue. This is a complex legal issue that will continue to evolve in jurisdictions across the country. Nevertheless, if the application of the statute of limitations as determined by the Eleventh Circuit was applied to all Claims assigned to us, we estimate that the effect would be a reduction of PVPRC by approximately $9.9 billion. As set forth in our Risk Factors, PVPRC is based on a variety of factors. As such, this estimate is subject to change based on the variety of legal claims being litigated and statute of limitations tolling theories that apply.

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

Claims recovery service income

In the past, we have recognized Claims recovery service income for our services to a related party and a third party to assist those entities with pursuit of Claims recovery rights. We have determined we have a single performance obligation for the series of daily activities that comprise Claims recovery services, which are recognized over time using a time-based progress measure. We enter into Claims recovery service contracts with third parties. Amounts payable for services to third parties are typically based on budgeted expenses for the current month with an adjustment for the variance between budget and actual expenses from the prior month.

The Company did not recognize any claims recovery service income during the three and nine months ended September 30, 2024.

Other revenue

Other revenue consists of fee revenue generated by the Company’s new electronic health records (“EHR”) platform, which went live in the second quarter of 2024. Other revenue was not significant for the three and nine months ended September 30, 2024.

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

Professional fees – legal

Professional fees – legal consists of payments for the expenses of the Law Firm covered by a certain Legal Services Agreement and other legal professional services from third-party providers, including payments to co-counsel.

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

Other Income (Expense)

Other income consists of equity investment earnings, some affiliate related income, mark-to-market gain (loss) for payments due in stock, invoice cancellations, settlement income, and interest income. Other expenses consist of bank service charges, airing fees, tax penalties, settlement expense, political contributions and donations, and some affiliate related expenses.

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

Results of Operations

Three months ended September 30, 2024 versus three months ended September 30, 2023

The following table sets forth a summary of our condensed consolidated results of operations for the three months ended September 30, 2024 to three months ended September 30, 2023 indicated.

	Three Months Ended September 30,
(In thousands, except for percentages)	2024	2023	$ Change	% Change
Claims recovery income	$3,577	$440	$3,137	713%
Other	91	—	91	100%
Total Revenue	$3,668	$440	$3,228	734%
Operating expenses
Cost of revenue	1,671	574	1,097	191%
Claims amortization expense	121,007	121,008	(1)	(0)%
General and administrative	5,329	6,130	(801)	(13)%
Professional fees	3,248	2,466	782	32%
Professional fees - legal	2,213	6,871	(4,658)	(68)%
Depreciation and amortization	71	85	(14)	(16)%
Total operating expenses	133,539	137,134	(3,595)	(3)%
Operating Loss	$(129,871)	$(136,694)	$6,823	(5)%
Interest expense	(106,653)	(88,279)	(18,374)	21%
Other income (expense), net	799	408	391	96%
Change in fair value of warrant and derivative liabilities	45,341	348	44,993	12,929%
Net loss before provision for income taxes	$(190,384)	$(224,217)	$33,833	(15)%
Provision for income tax expense	—	—	—	—%
Net loss	$(190,384)	$(224,217)	$33,833	(15)%
Less: Net (income) loss attributable to non-controlling interests	160,537	204,462	(43,925)	(21)%
Net loss attributable to MSP Recovery, Inc.	$(29,847)	$(19,755)	$(10,092)	51%

Claims recovery income. Claims recovery income increased by $3.1 million to $3.6 million for the three months ended September 30, 2024 compared to the same period in the prior year, driven by increased settlements during the period.

Other revenue. Other revenue was $0.1 million for the three months ended September 30, 2024. The increase is related to a new service introduced in the second quarter of 2024.

Cost of revenue. Cost of revenue increased by $1.1 million to $1.7 million, for the three months ended September 30, 2024 compared to the same period in the prior year, driven by Assignor and law firm costs, which are directly correlated to the increase in claims recovery income.

Claims amortization expense. Claims amortization expense remained constant in three months ended September 30, 2024, as compared to the same period in the prior year.

General and administrative. General and administrative expenses decreased by $0.8 million to $5.3 million for the three months ended September 30, 2024 compared to the same period in the prior year, primarily driven by decreases in marketing and promotions of $0.5 million, rent expense of $0.1 million, dues subscriptions and licenses of $0.1 million, and insurance expenses of $0.1 million. These decreases were partially offset by increases of $0.1 million in salaries, benefits and payroll expenses.

Professional fees. Professional fees increased by $0.8 million to $3.2 million for the three months ended September 30, 2024 compared to the same period in the prior year, primarily driven by an increase of $1.5 million in corporate legal fees and $0.4 million in consulting fees, offset by a $0.7 million reduction in accounting fees, and a $0.5 reduction in other professional fees.

Professional fees – legal. Professional fees – legal decreased by $4.7 million to $2.2 million for the three months ended September 30, 2024 compared to the same period in the prior year, primarily due to fees to outsourced law firms being managed by the Law Firm.

Interest expense. Interest expense increased by $18.4 million to $106.7 million in the three months ended September 30, 2024 compared to the same period in the prior year, primarily driven by an increase due to the guaranty obligation, the new Hazel Working Credit Facility and Purchase Money Loan, as well as increases in the basis for which interest is incurred on our Claims financing obligations and accrued interest on the related party loan.

Other income (expense), net. Other income, net increased by $0.4 million for the three months ended September 30, 2024 compared to the same period in the prior year, primarily due to a $0.4 million gain on debt extinguishment.

Change in fair value of warrant and derivative liabilities. The change in fair value of warrant and derivative liabilities increased $45.0 million to $45.3 million for the three months ended September 30, 2024 compared to the same period in the prior year. For the three months ended September 30, 2024, the $45.3 million gain related to a mark-to-market adjustment to the fair value of Public Warrants and Virage Warrants. For the three months ended September 30, 2023, the $0.3 million gain related to a mark-to-market adjustment to the fair value of Public Warrants.

Nine months ended September 30, 2024 versus nine months ended September 30, 2023

The following table sets forth a summary of our condensed consolidated results of operations for the nine months ended September 30, 2024 to nine months ended September 30, 2023 indicated.

	Nine Months Ended September 30,
(In thousands, except for percentages)	2024	2023	$ Change	% Change
Claims recovery income	$9,879	$6,479	$3,400	52%
Claims recovery service income	—	498	(498)	(100)%
Other	127	—	127	100%
Total Revenue	$10,006	$6,977	$3,029	43%
Operating expenses
Cost of revenue	3,453	1,972	1,481	75%
Claims amortization expense	363,027	355,481	7,546	2%
General and administrative	17,145	20,691	(3,546)	(17)%
Professional fees	12,030	15,611	(3,581)	(23)%
Professional fees - legal	9,146	25,889	(16,743)	(65)%
Allowance for credit losses	—	5,000	(5,000)	(100)%
Depreciation and amortization	206	182	24	13%
Total operating expenses	405,007	424,826	(19,819)	(5)%
Operating Loss	$(395,001)	$(417,849)	$22,848	(5)%
Interest expense	(306,596)	(204,287)	(102,309)	50%
Other income (expense), net	1,140	8,697	(7,557)	(87)%
Change in fair value of warrant and derivative liabilities	121,625	4,247	117,378	2,764%
Net loss before provision for income taxes	$(578,832)	$(609,192)	$30,360	(5)%
Provision for income tax expense	—	—	—	—%
Net loss	$(578,832)	$(609,192)	$30,360	(5)%
Less: Net (income) loss attributable to non-controlling interests	504,967	576,301	(71,334)	(12)%
Net loss attributable to MSP Recovery, Inc.	$(73,865)	$(32,891)	$(40,974)	125%

Claims recovery income. Claims recovery income increased by $3.4 million for the nine months ended September 30, 2024 compared to the same period in the prior year, driven by increased settlements during the period.

Claims recovery service income. Claims recovery service income decreased by $0.5 million to $0 for the nine months ended September 30, 2024 compared to the same period in the prior year, driven by third-party service fees related to a contract that expired during 2023 and did not renew.

Other revenue. Other revenue was $0.1 million for the nine months ended September 30, 2024. The increase is related to a new service introduced in the second quarter of 2024.

Cost of revenue. Cost of revenue increased by $1.5 million to $3.5 million, for the nine months ended September 30, 2024 compared to the same period in the prior year, driven by assignor and law firm costs, which are directly correlated to the increase in claims recovery income.

Claims amortization expense. Claims amortization expense increased by $7.5 million to $363.0 million for the nine months ended September 30, 2024 compared to the same period in the prior year, primarily driven by increased amortization due to the acquisition of CCRAs.

General and administrative. General and administrative expenses decreased by $3.5 million to $17.1 million for the nine months ended September 30, 2024 compared to the same period in the prior year, primarily driven by a decrease in marketing and promotions of $3.3 million, salaries, benefits and payroll expenses and taxes of $0.2 million, and insurance of $0.3 million, offset primarily by an increase in rent expense of $0.2 million and information technology expenses of $0.2 million, mainly data storage, among others.

Professional fees. Professional fees decreased by $3.6 million to $12.0 million for the nine months ended September 30, 2024 compared to the same period in the prior year, primarily driven by a $4.1 million reduction in consulting fees, $3.0 million management fees in 2023 that did not reoccur in 2024, and $1.2 million reduction in other professional fees, offset by an increase of $4.7 million in corporate legal fees.

Professional fees – legal. Professional fees – legal decreased by $16.7 million to $9.1 million for the nine months ended September 30, 2024 compared to the same period in the prior year, primarily due to fees to outsourced law firms being managed by the Law Firm.

Allowance for credit losses. Allowance for credit losses for the nine months ended September 30, 2023 was $5.0 million, entirely related to an amount due from Cano which has been reserved considering their public filings which included a substantial doubt about Cano’s ability to continue as a going concern. No changes to such reserves occurred during the nine months ended September 30, 2024.

Interest expense. Interest expense increased by $102.3 million to $306.6 million in the nine months ended September 30, 2024 compared to the same period in the prior year, primarily driven by an increase due to the guaranty obligation, the new Hazel Working

Credit Facility and Purchase Money Loan, as well as increases in the basis for which interest is incurred on our Claims financing obligations and accrued interest on the related party loan.

Other income (expense), net. Other income, net decreased by $7.6 million for the nine months ended September 30, 2024 compared to the same period in the prior year, primarily due to a $4.6 million gain on sale of CCRAs during 2023 that did not reoccur in 2024, and a $3.4 million reduction in the mark-to-market gain on liability payable in stock, which were partially offset by $0.4 million gain on debt extinguishment.

Change in fair value of warrant and derivative liabilities. The change in fair value of warrant and derivative liabilities increased $117.4 million to $121.6 million for the nine months ended September 30, 2024 compared to the same period in the prior year. For the nine months ended September 30, 2024, the $121.6 million gain related to a mark to market adjustment to the fair value of Public Warrants and Virage Warrants. For the nine months ended September 30, 2023, the $4.4 million gain in 2023 related to a mark to market adjustment to the fair value of Public Warrants.

Non-GAAP Financial Measures

In addition to the financial measures prepared in accordance with GAAP, this Quarterly Report also contains non-GAAP financial measures. We consider “adjusted net loss” and “adjusted operating loss” as non-GAAP financial measures and important indicators of performance and useful metrics for management and investors to evaluate the Company’s ongoing operating performance on a consistent basis across reporting periods. We believe these measures provide useful information to investors. Adjusted net loss represents net loss adjusted for certain non-cash and non-recurring expenses, and adjusted operating loss items represent operating loss adjusted for certain non-cash and non-recurring expenses. A reconciliation of these non-GAAP measures to their most relevant GAAP measure is included below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2024	2023	2024	2023
GAAP Operating Loss	$(129,871)	$(136,694)	$(395,001)	$(417,849)
Professional fees paid in stock	416	1,875	1,484	1,875
Claims amortization expense	121,007	121,008	363,027	355,481
Allowance for credit losses	—	—	—	5,000
Adjusted Operating Loss	$(8,448)	$(13,811)	$(30,490)	$(55,493)

GAAP Net Loss	$(190,384)	$(224,217)	$(578,832)	$(609,192)
Professional fees paid in stock	416	1,875	1,484	1,875
Claims amortization expense	121,007	121,008	363,027	355,481
Allowance for credit losses	—	—	—	5,000
Interest expense (1)	103,336	88,279	302,101	204,287
Change in fair value of warrant and derivative liabilities	(45,341)	(348)	(121,625)	(4,247)
Adjusted Net Loss	$(10,966)	$(13,403)	$(33,845)	$(46,796)

(1) Interest expense included above excludes any interest expense payments made in cash during the three and nine months ended September 30, 2024.

Liquidity and Capital Resources

Going Concern

As an early-stage growth company, the Company has incurred substantial net losses since inception. As of September 30, 2024, the Company had unrestricted cash totaling $4.7 million, and as of October 31, 2024, the company had unrestricted cash totaling $5.6 million. The Company has incurred recurring losses and negative cash flows since inception and has an accumulated deficit of $159.4 million as of September 30, 2024. For the nine months ended September 30, 2024, the Company used approximately $17.9 million of cash in operations. The Company’s liquidity will depend on the ability to generate substantial revenue in the near future, the timing and amount of which is uncertain, as well as its ability to secure funding from additional third-party capital sources. The Company’s principal liquidity needs have been working capital, debt service, and Claims financing obligations.

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

1.
On March 29, 2023, the Company’s subsidiary, Subrogation Holdings, LLC and its parent, MSP Recovery, entered into the Working Capital Credit Facility consisting of commitments to fund up to $48 million in proceeds. Certain terms were amended to the Working Capital Credit Facility, which were memorialized in the Second Amended and Restated First Lien Credit Agreement dated November 10, 2023. See summary in “Hazel Working Capital Credit Facility and Hazel Purchase Money Loan” in Note 10, Claims Financing Obligations and Notes Payable. On August 2, 2024, HPH agreed to, among other things, (i) extend the period for the Company draw up to $14 million for working capital, accessible in eight tranches of $1.75 million, that can be drawn at least one month apart, until September 2025 and (ii) provide for a $2.0 million loan to be funded by August 31, 2024 for the purpose of acquiring the New Claims. The Company has $5.25 million of remaining capacity for working capital under the Operational Collection Floor as of the date of this filing.
2.
On November 13, 2023, the Company entered into the MTA Amendment No. 2 and Amendment to the Amended and Restated Security Agreement (“Second Virage MTA Amendment”), which extended the due date for the payment obligations to Virage to December 31, 2024. See summary in Note 4, Asset Acquisitions. On April 1, 2024, the Company entered into the MTA Amendment No. 3 and Amendment No. 2 to the Amended and Restated Security Agreement (“Third Virage MTA Amendment”), which: (i) extended the VRM Full Return payment due date to September 30, 2025, subject to acceleration upon certain triggering events; (ii) the Company agreed that, after the Convertible Notes are fully satisfied, 25% of the Company’s portion of any net proceeds from the Yorkville SEPA would be used to pay down the VRM Full Return; and (iii) commence the sale of certain reserved shares of Messrs. John H. Ruiz and Frank C. Quesada, and the delivery of the resulting net cash proceeds thereof to VRM. The VRM Full Return guaranty obligation became current on September 30, 2024, and the Company does not currently have available liquidity to satisfy said obligation.
3.
On November 13, 2023, the Company entered into the Second Amended and Restated Nomura Note (defined in Note 3, Business Combination), which extended the maturity date of the Nomura Note to December 31, 2024. See summary in Note 10, Claims Financing Obligations and Notes Payable. On March 26, 2024, the Company entered into the Third Amended and Restated Nomura Promissory Note, which extended the maturity date of the Nomura Note to September 30, 2025. The note became current on September 30, 2024, and the Company does not currently have available liquidity to satisfy said obligation.
4.
On November 14, 2023, the Company entered into the Yorkville SEPA, which included the issuance of Convertible Notes to Yorkville having aggregate principal amounts of up to $15.0 million in connection with the purchase of Class A Common Stock. See summary in “Committed Equity Facility” within Note 10, Claims Financing Obligations and Notes Payable. On April 8, 2024, the maturity date of the Convertible Notes was extended to September 30, 2025. The Convertible Notes became current on September 30, 2024, and the Company does not currently have available liquidity to satisfy said obligations.

The Company has concluded that, despite the aforementioned financing arrangements, there is substantial doubt about its ability to continue as a going concern. Unless we are successful in raising additional funds through the offering of debt or equity securities, we have concluded it is probable we will be unable to continue to operate as a going concern beyond the next twelve months. In the event that the Company receives an audit report from its independent registered public accounting firm with an emphasis of matter paragraph as to going concern in connection with the Company’s audited annual financial statements, such event would result in an event of default in the aforementioned debt agreements, which would result in the debt becoming immediately due; however, the Company has received waivers from (i) Virage and VRM and (ii) HPH and Hazel if such an event were to occur for the year ending December 31, 2024.

Sources of Liquidity

As of September 30, 2024, the Company had unrestricted cash totaling $4.7 million. Over the next twelve months, the Company anticipates that its sources of liquidity will be its current cash on hand, the Working Capital Credit Facility and the Yorkville SEPA, as disclosed in Note 10 to the Financial Statements. As of September 30, 2024, the Company had $4.7 million of cash on hand, and $8.75 million of available capacity under the Working Capital Credit Facility. The Company has $5.25 million of remaining capacity for working capital under the Operational Collection Floor as of the date of this filing.

Hazel Working Capital Credit Facility

On March 29, 2023, Subrogation Holdings entered into an Amended and Restated Credit Agreement (the “Working Capital Credit Facility”) with Hazel Partners Holdings LLC (“HPH”), an affiliate of Hazel, as the lender and administrative agent, which provides for up to $80 million (with a 40% original issue discount), consisting of a Term Loan A commitment to fund up to $30 million in proceeds (in multiple installments), and a Term Loan B Commitment to fund up to $18 million in proceeds (in multiple installments), the funding of each conditioned on certain milestones. The amended terms to the Working Capital Credit Facility were memorialized in the Second Amended and Restated First Lien Credit Agreement dated November 10, 2023 (as further amended by the amendments thereto dated December 15, 2023, December 22, 2023, and October 1, 2024, the “Hazel Credit Agreement”).

As of September 30, 2024, the Company had received funding with an aggregate amount of $20.5 million under Term Loan A, which was terminated in 2023. The parties agreed to increase the Term Loan B commitment from $18 million to $27.5 million, after giving effect to the original issue discount on the Working Capital Credit Facility, which would be funded in multiple installments and in accordance with the terms of the Working Capital Credit Facility. As of September 30, 2024, the Company received funding with an aggregate amount of $20.8 million under Term Loan B.

On August 2, 2024, Subrogation Holdings entered into a letter agreement to amend the Second Amended and Restated Credit Agreement (the “HPH Letter Agreement”) with HPH, which, among other things, provides for a $3.3 million loan (with a 40% original issue discount) to be funded by August 31, 2024 for the purpose of acquiring additional Claims (the “New Claims”) that will further collateralize the Working Capital Credit Facility. On August 29, 2024, the Company received funding of $2.0 million under the

Operational Collection Floor for the purpose of acquiring the New Claims from an existing Assignor, and on August 30, 2024, the Company acquired recovery rights associated with the New Claims for $2.0 million. The parties formalized the terms of the HPH Letter Agreement in Amendment No. 3 to Second Amended and Restated Credit Agreement dated October 1, 2024.

During the nine months ended September 30, 2024, the Company received under the Operational Collection Floor: (i) on August 2, 2024, $3.5 million of working capital for July and August 2024; (ii) on September 3, 2024, $1.75 million of working capital for September 2024; (iii) on October 2, 2024, $1.75 million of working capital for October 2024; and (iv) on October 24, 2024, $1.75 million of working capital for November 2024. The Company has $5.25 million of remaining capacity for working capital under the Operational Collection Floor as of the date of this filing.

Amounts borrowed and obligations under the Working Capital Credit Facility are secured by a pledge of proceeds from certain Claims in the Company’s Claims portfolio, with the lien securing the Purchase Money Loan being subordinated and junior to the lien securing the Working Capital Credit Facility. Pursuant to Amendment No. 3 to Second Amended and Restated Credit Agreement, Term Loan A and Term Loan B of the Working Capital Credit Facility are subordinated to the Operational Collection Floor and collateralized by the New Claims.

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

Accordingly, the Company issued the VRM Warrants. The Initial Virage Warrant, as amended, was issued effective January 1, 2024 and entitles Virage to purchase 28,298,329 shares of Class A Common Stock, with an expiration date of January 1, 2026. The Virage Warrants are recorded as warrant liability in the condensed consolidated balance sheet. Monthly Virage Warrants with effective dates prior to July 1, 2024 were issued, entitling Virage to purchase 58,129,012 shares of Class A Common Stock. Monthly Virage Warrants with effective dates falling within the quarter ending September 30, 2024 were issued, entitling Virage to purchase 91,033,992 shares of Class A Common Stock to settle interest payable for the months of June, July, and August, 2024. For the three and nine months ending September 30, 2024, the issuance of VRM Warrants settled $31.4 million and $145.9 million of interest, respectively. A Monthly Virage Warrant with an effective date of October 1, 2024 was issued after quarter end, entitling Virage to purchase 66,322,033 shares of Class A Common Stock to settle interest payable for the month of September 2024.

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

On April 12, 2023, the Company amended and restated the promissory note originally issued on May 27, 2022 (the “First Amended and Restated Nomura Note”), increasing the principal amount to approximately $26.3 million, increasing the interest rate from 8.0% to 16% per annum, and extending the maturity date of the promissory note to September 30, 2024. On November 13, 2023, the Company amended and restated the First Amended and Restated Nomura Note (the “Second Amended and Restated Nomura Note”) to (a) increase the principal amount to approximately $28.9 million, (b) extend the maturity date to December 31, 2024, and (c) permit the Company to use the proceeds of an at-the-market offering to repay indebtedness incurred by the Company for which the proceeds are used for operating expenses, subject to certain enumerated restrictions. On March 26, 2024, the Company amended and restated the Second Amended and Restated Nomura Note (the “Third Amended and Restated Nomura Note”) to (a) increase the principal amount to approximately $30.0 million, and (b) extend the maturity date to September 30, 2025. The amended note carries an interest rate of 16% per annum and Third Amended and Restated Nomura Note is payable in kind or in cash, at the Company’s discretion, every 30 calendar days after March 26, 2024. Upon two days prior written notice to Nomura, the Company may prepay all or any portion of the then outstanding principal amount under the promissory note together with all accrued and unpaid interest thereon. The balance of the unsecured promissory note and related interest are included within Claims financing obligations and notes payable in the condensed consolidated balance sheet. The note became current on September 30, 2024, and the Company does not currently have available liquidity to satisfy said obligation.

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

On April 8, 2024, the Company and Yorkville entered into the Yorkville Letter Agreement to: (1) reduce the Floor Price from $1.28 to $1.00; (2) waive the first monthly payment due to the Floor Price Trigger, thereby curing the Floor Price Trigger; and (3) extend the maturity date of the Convertible Notes to September 30, 2025. On April 12, 2024, Yorkville further agreed that, to the extent that it holds Class A Common Stock in such quantities that would prevent the Company from utilizing the SEPA solely due to the Ownership Limitation, Yorkville commits to fund an additional advance in the principal amount of $13.0 million on the same terms and conditions as the previous advances pursuant to the Yorkville SEPA. On May 2, 2024, the Company and Yorkville reached an agreement to: (i) reduce the Floor Price under the Yorkville SEPA from $1.00 to $0.50. On July 11, 2024, the daily VWAP for our Class A Common Stock had been below the Floor Price for ten consecutive trading days, resulting in a Floor Price Trigger. On July 12, 2024, Yorkville agreed to extend the due date for the first Monthly Payment, due as a result of a Floor Price Trigger, to September 11, 2024. On August 13, 2024, the Company and Yorkville reached an agreement to reduce the Floor Price under the Yorkville SEPA from $0.50 to $0.15, thereby curing the Floor Price Trigger pursuant to the terms of the Yorkville SEPA. At the close of trading on October 18, 2024, the daily VWAP for the Company’s Class A Common Stock was below the Floor Price for ten consecutive trading days, resulting in a Floor Price Trigger, as defined in the Convertible Notes. Pursuant to a letter agreement dated November 7, 2024, Yorkville has agreed that the first Monthly Payment, as defined in the Convertible Notes, would be due from the Company no sooner than December 18, 2024. The Convertible Notes became current on September 30, 2024, and the Company does not currently have available liquidity to satisfy said obligations.

During the three and nine months ended September 30, 2024, the Company sold 10,049,967 and 11,859,069 shares to Yorkville, respectively, pursuant to investor notices delivered under the Yorkville SEPA at prices between $0.15 and $0.84 per share, and the proceeds were used to: (i) reduce amounts owed under Yorkville Note #1 by $1.3 million and $53.6 thousand of principal and interest, respectively, for the three months ended September 30, 2024, and $1.8 million and $0.2 million of principal and interest, respectively, for the nine months ended September 30, 2024, and (ii) $1.4 million and $2.0 million of payment to reduce amounts owed under the Amended and Restated Nomura Promissory Note for the three and nine months ended September 30, 2024.

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

The ICA has been terminated effective November 12, 2024.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
(in thousands)	2024	2023
Net cash used in operating activities	$(17,851)	$(31,533)
Net cash (used in) provided by investing activities	(2,361)	7,759
Net cash provided by financing activities	13,325	15,352
Net decrease in cash	(6,887)	(8,422)
Cash at beginning of year	11,633	15,081
Cash at end of period	$4,746	$6,659

Operating Activities

Net cash used in operating activities decreased by $13.7 million to $17.9 million for the nine months ended September 30, 2024 compared to net cash used in of $31.5 million for the nine months ended September 30, 2023. During the nine months ended September 30, 2024, net cash used in operating activities was impacted primarily by our net loss, $363.0 million of claims amortization expense, $203.4 million of paid-in-kind interest, change in fair value of warrant liability of $121.7 million, and an increase of $115.3 million of changes in working capital. Our cash flows used in operating activities is primarily related to payroll and professional services, which did not materially change from period to period.

Investing Activities

Net cash used in investing activities changed by $10.1 million to $2.4 million for the nine months ended September 30, 2024 compared to net cash provided of $7.8 million for the nine months ended September 30, 2023. During the nine months ended September 30, 2024, our cash used in investing activities related to the acquisition of additional CCRAs amounting to $2.2 million and $0.2 million of purchases to property, plant, and equipment.

Financing Activities

Net cash provided by financing activities decreased to $13.3 million for the nine months ended September 30, 2024 compared to $15.4 million net cash provided by financing activities for the nine months ended September 30, 2023. This is primarily due to $16.5 million of proceeds from debt financing and $2.0 million of proceeds from issuance of common stock, which are offset by $4.8 million repayments of the claims financing obligation, and $0.4 repayment of the related party loan.

Contractual Obligations, Commitments, and Contingencies

Based on claims financing obligations and notes payable agreements, as of September 30, 2024, the present value of amounts owed under these obligations were $638.3 million, including capitalized interest to date. In addition, as of September 30, 2024 and December 31, 2023, the Company has $13.2 million and $10.0 million of advances from Yorkville, respectively. The weighted average interest rate is 14.9% based on the current book value of $638.3 million with rates that range from 0.0% to 20.0%. The Company is expected to repay these obligations from cash flows from claim recovery income.

As of September 30, 2024, the minimum required payments on these agreements are $787.8 million. Certain of these agreements have priority of payment regarding any proceeds until full payment of the balance due is satisfied. The maturity of the commitments range from the date sufficient claims recoveries are received to cover the required return or in some cases by 2031.

As of September 30, 2024, the Company has $1,077.1 million of guaranty obligations. On April 12, 2023, we entered into the Virage MTA Amendment pursuant to which the payment date was extended from May 23, 2023 until September 30, 2024, subject to acceleration upon certain triggering events. On November 13, 2023, the maturity date was extended to December 31, 2024. Under the Virage MTA Amendment, Virage will receive a first priority lien on all sources of revenue of the company not otherwise encumbered as of the date of the Virage MTA Amendment, to the extent in excess of the amount of revenues necessary to establish and maintain an operating reserve of $70 million for overhead expenses and applicable taxes. On July 24, 2023, the operating reserve was adjusted to $47.5 million and pursuant to the Second Virage MTA Amendment, the operating reserve was changed from $47.5 million to the budget of the Company (plus applicable taxes) plus 10%. On April 1, 2024, the Company entered into the Third Virage MTA Amendment which: (i) extended the VRM Full Return payment due date to September 30, 2025, subject to acceleration upon certain triggering events; (ii) the Company agreed that, after the Convertible Notes are fully satisfied, 25% of the Company’s portion of any net proceeds from the Yorkville SEPA would be used to pay down the VRM Full Return; and (iii) commence the sale of certain reserved shares of Messrs. John H. Ruiz and Frank C. Quesada, and the delivery of the resulting net cash proceeds thereof to VRM.

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

Our Critical Accounting Policies and Estimates are disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” in our 2023 Form 10-K, and there have been no material changes during the three and nine months ended September 30, 2024.

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

Internal Controls over Financial Reporting

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2024. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our internal controls over financial reporting were not effective as of September 30, 2024, due to lack of completion of remediation of the material weaknesses identified in the 2023 Form 10-K related to human resources processes including the design and operation of controls over user access, IT change management over systems implementations, and the approval of payroll entries, and also material weaknesses over accounting for contract terminations, including accounting for the termination of vendor service contracts. Remediation of the aforementioned material weaknesses is in progress.

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

In addition, on March 10, 2023, the Company received a subpoena from the U.S. Attorney’s Office (“USAO”) in connection with a grand jury investigation in the U.S. District Court for the Southern District of Florida requesting certain information concerning the Company, which subpoena requests documents relating to, among other matters, the Company’s proprietary Algorithms and other software used to identify potentially recoverable claims, the drop in the price of the Company’s common stock following the Business Combination, and certain marketing materials and investment agreements presented to potential investors. On July 18, 2024, the Company received an additional subpoena from the USAO, requesting documents related to a Company press release. To the best of the Company’s knowledge, the Department of Justice has not issued any target letters to anyone associated with the Company as a result of this investigation (the United States Attorney’s Manual states that a “target” is a person as to whom the prosecutor or the grand jury has substantial evidence linking him or her to the commission of a crime and who, in the judgment of the prosecutor, is a putative defendant).

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

On August 10, 2023, the Company sued Cano in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida for declaratory relief and anticipatory breach of the Cano CCRA, Cano Purchase Agreement, and a Service Agreement (collectively, the “Cano Agreements”) between the parties. On the same day, Cano sued the Company in the same court, alleging fraud in the inducement, breach of contract, tortious interference, and unjust enrichment relating to the Cano Agreements. The Company has a $5.0 million receivable outstanding from Cano; however, due to Cano’s Quarterly Report on Form 10-Q filings for the periods ending June 30, 2023 and September 30, 2023, which include a substantial doubt about Cano’s ability to continue as a going concern, and Cano’s subsequent filing of voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code on February 4, 2024, the Company established a reserve for the balance due under such receivable during 2023. These matters were automatically stayed as a result of Cano’s bankruptcy filing. As of July 2024, the Debtors’ Plan has been confirmed and declared effective. The automatic stay of litigation has been lifted and the parties anticipate the ongoing litigation to re-commence under a new scheduling order.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

Virage Recovery Master LP (“VRM”)

During the quarterly period ended September 30, 2024, the Company issued warrants entitling Virage to purchase 91,033,992 shares of Class A Common Stock. On October 23, 2024, the Company also issued a warrant for the month of October 2024 entitling Virage to purchase 66,322,033 shares of Class A Common Stock.

Palantir Technologies, Inc. (“Palantir”)

During the quarterly period ended September 30, 2024, the Company issued 1,533,757 unregistered shares of Class A Common Stock to Palantir. On October 29, 2024, the Company issued an additional 2,761,904 unregistered shares of Class A Common Stock to Palantir.

YA II PN, Ltd. (“Yorkville”)

During the quarterly period ended September 30, 2024, the Company sold 10,049,967 shares to Yorkville pursuant to investor notices delivered under the Yorkville SEPA at prices between $0.15 and $0.50 per share, and the proceeds were used to: (i) reduce amounts owed under Yorkville Note #1 by $1.3 million and $53.6 thousand of principal and interest, respectively, and (ii) $1.4 million of payment to reduce amounts owed under the Amended and Restated Nomura Promissory Note.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
4.1+	VRM Monthly Warrant dated July 1, 2024	10-Q	001-39445	10.14	August 14, 2024
4.2+	VRM Monthly Warrant dated August 1, 2024	10-Q	001-39445	10.15	August 14, 2024
4.3+	Note by and between Subrogation Holdings, LLC and Hazel Partners Holdings, LLC dated August 2, 2024	8-K	001-39445	4.1	August 8, 2024
10.1+	Yorkville SEPA Side Letter executed July 12, 2024	8-K	001-39445	10.1	July 18, 2024
10.2+	Form of Exchangeable Promissory Notes	8-K	001-39445	10.2	July 18, 2024
10.3ǂ	Letter Agreement by and between Subrogation Holdings, LLC; MSP Recovery, LLC; JRFQ Holdings, LLC; 4601 Coral Gables Property, LLC; MSP Recovery Claims, Series LLC - Series 15-09-321; and Hazel Partners Holdings, LLC dated August 2, 2024	8-K	001-39445	10.1	August 8, 2024
10.4+	Yorkville SEPA Side Letter executed August 13, 2024	10-Q	001-39445	10.13	August 14, 2024
10.5+	Letter agreement by Virage Recovery Master LP and Virage Capital Management LP dated September 6, 2024	8-K	001-39445	10.01	September 10, 2024
10.6ǂ	Amendment No. 3 to Second Amended and Restated Credit Agreement dated October 2, 2024	8-K	001-39445	10.1	October 2, 2024
10.7*	Yorkville SEPA Side Letter executed November 7, 2024
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

MSP Recovery, Inc.

Date: November 14, 2024	By:	/s/ Francisco Rivas-Vásquez
Francisco Rivas-Vásquez
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)