Form 10-K
period 2024-12-31
MSP Recovery, Inc.
filed 2025-04-16
CIK 1802450

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 001-39445

MSP Recovery, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	84-4117825
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3150 SW 38th Avenue, Suite 1100 Miami, Florida	33146
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (305) 614-2222

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, $0.0001 par value per share	MSPR	Nasdaq Capital Market
Redeemable warrants, each lot of 625 warrants exercisable for one share of Class A common stock at an exercise price of $7,187.50 per share	MSPRW	Nasdaq Capital Market
Redeemable warrants, each lot of 625 warrants exercisable for one share of Class A common stock at an exercise price of $0.0625 per share	MSPRZ	Nasdaq Capital Market

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant based on the closing price of $11.50 for the Class A common stock, $0.0001 par value per share (“Class A Common Stock”), on the Nasdaq Stock Market on June 30, 2024, was $7,239,020.

The number of shares of Registrant’s Common Stock outstanding as of April 10, 2025 was 4,920,520 shares of Class A Common Stock and 3,323,146 shares of Class V Common Stock, $0.0001 par value per share (“Class V Common Stock” and, together with the Class A Common Stock, “Common Stock”), outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note Regarding Important Accounting Matters and Recent Events

Going Concern

As an early-stage growth company, the Company has incurred substantial net losses since inception. As of December 31, 2024, we had $12.3 million in cash and cash equivalents. The Company has incurred recurring losses and negative cash flows since inception and has an accumulated deficit of $446.1 million as of December 31, 2024. For the year ended December 31, 2024, the Company used approximately $16.1 million of cash in operations. The Company’s liquidity will depend on the ability to generate substantial Claims recovery income and Claims recovery services income in the near future, the timing of which is uncertain, as well as its ability to secure funding from capital sources. The Company’s principal liquidity needs have been working capital, debt service, and Claims financing obligations.

The Company anticipates sources of liquidity to include up to $9.75 million in bridge loan funding to the Company under the existing Operational Collection Floor facility (in addition to the $16.0 million previously funded under the facility) in the amounts of: (i) $1.75 million for March 2025, which was funded on February 28, 2025; (ii) $1.5 million for April 2025, which was funded on April 4, 2025; (iii) $1.5 million for May 2025, to be funded on or about April 30, 2025; (iv) up to $2.0 million to fund the legal, accounting, and administrative expenses associated with the reorganization, subject to certain terms and customary conditions acceptable to Hazel, and minimum license fees of (v) $1.55 million for June 2025; and (vi) $1.55 million for July 2025, as well as the Yorkville SEPA as disclosed in more detail in Note 9, Claims Financing Obligations and Notes Payable, and beyond July 2025, the MSP Principals’ commitment to pledge $25 million of collateral to backstop additional working capital requirements of the Company. The Company has taken several actions to address liquidity concerns, including actions enumerated in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources, Going Concern. However, as discussed further herein, the Company has concluded management’s plans were not sufficient to alleviate the substantial doubt about the Company’s ability to continue as a going concern. The Company has concluded that, despite the aforementioned financing arrangements, there is substantial doubt about its ability to continue as a going concern. Unless we are successful in raising additional funds through the offering of debt or equity securities, we have concluded it is probable we will be unable to continue to operate as a going concern beyond the next twelve months. The Company has received an audit report from its independent registered public accounting firm with an emphasis of matter paragraph as to going concern in connection with the Company’s audited annual financial statements for the year ended December 31, 2024, such events resulted in an event of default in the aforementioned debt agreement, which would have resulted in the debt becoming immediately due; however, the Company has received waivers from (i) Virage and VRM and (ii) HPH and Hazel as it pertains to the year ended December 31, 2024.

Impairment of Intangible Assets

During the Company’s fourth quarter review of its CCRAs, the Company identified potential impairment indicators, such as recurring operating losses and a lack of substantial revenue generated from our Claims portfolio to date, which it considered in its evaluation of its definite-lived intangible assets. As a result, the Company performed a recoverability analysis on the definite-lived CCRA intangible assets in the fourth quarter of 2024. The recoverability analysis primarily included unobservable inputs, including internally developed assumptions about the estimated market share of insurance carriers that may not have paid claims due to Assignors, undiscounted cash flows of potential estimated recoveries from those carriers, the corresponding direct costs associated with those estimated recoveries, and the Company’s ability to successfully litigate or negotiate settlements.

An asset group is impaired if the estimated undiscounted cash flows are less than the asset group’s carrying value. Impairment is measured by the amount by which the carrying value exceeds fair value. The Company performed a probability-weighted undiscounted net cash flow analyses, taking into account various scenarios of expected cash flows, some of which rendered positive results, while others rendered negative results. Given that the probability-weighted average cash flows of all scenarios were below the carrying value, the Company performed a fair value assessment to measure impairment loss.

The fair value assessment of the intangible assets was determined using the income approach. The significant inputs and assumptions used in the estimate of fair value were primarily Level 3 inputs, and include internally developed assumptions used in the undiscounted analysis, as well as the determination of an appropriate discount rate. The Company’s estimation of the fair value of its CCRA intangible assets resulted in a non-cash impairment charge amount of $752.7 million recorded during the fourth quarter of 2024 in Impairment of intangible assets in the consolidated statement of operations for the year ended December 31, 2024. The estimation of the fair value requires significant management judgment with respect to the estimates discussed above. The estimates of the fair value are based on the best information available as of the date of the assessment. Small changes in the significant inputs and assumptions would increase or decrease estimated discounted future operating cash flows and could increase or decrease an impairment charge by a material amount. If actual results or future expectations are not consistent with the assumptions used in our estimate of fair value, it may result in the recording of additional impairment charges in the future which could be material.

Restructuring Plan

As described in our Current Report on Form 8-K filed with the SEC on April 10, 2025, on April 4, 2025, Virage Recovery Master, LP (“Virage”); Virage Capital Management, LP; Hazel Partners Holdings, LLC (“HPH”); Hazel Holdings I, LLC (and together with HPH, “Hazel”); La Ley con John H. Ruiz P.A. d/b/a MSP Recovery Law Firm; MSP Recovery, LLC; MSP Law Firm PLLC; MSP

i

Recovery, Inc. (the “Company”), John H. Ruiz, and Frank C. Quesada (collectively, the “Parties”) entered into a term sheet (the “Term Sheet”) agreeing to certain terms and transactions that are designed to reduce costs of the Company through a servicer, deleverage the Company by converting certain debt of certain creditors into equity, provide access to $9.75 million of bridge funding to the Company (of which $6.5 million remains available through July 2025 pursuant to the Term Sheet, $2.75 million of which remains available under the Operational Collection Floor at the sole discretion of HPH) and up to $25 million of working capital for New Servicer (as defined below), and focus the Company’s operations, through the New Servicer, on the core business model of pursuing recoveries under the MSP Laws so that it can achieve its long-term recovery goals. The Company’s anticipated sources of funding include the Working Capital Credit Facility, potential distributions under our Standby Equity Purchase Agreement with YA II PN, Ltd. (the “Yorkville SEPA”), claims recovery proceeds, subject to debt obligations on certain of the claims, and beyond July 2025, the MSP Principals’ commitment to pledge $25 million of collateral to backstop additional working capital funding for the Company.

These proposed transactions are subject to, among other things, further negotiation and the execution of definitive agreements, regulatory approvals, certain third-party consents and approvals, and shareholder approvals if required by the Nasdaq Stock Market. The obligation of Hazel and its affiliates to enter into definitive documents is subject to the satisfaction of various conditions precedent, at their sole discretion, including, but not limited to, satisfactory finalization of due diligence and all required internal approvals, receipt of certain third-party consents required, and finalization of documentation. Consummation of the transactions contemplated by the Term Sheet are also subject to additional fundings by other parties and certain debt concessions by other stakeholders. As a result, there can be no guarantee that the transactions contemplated by the Term Sheet will be consummated.

The proposed transactions include, but are not limited to, the following transactions:

1.
Establishment of New Servicer

The Company shall establish a new subsidiary (“New Servicer”) to provide and control recovery efforts, by way of litigation, demand letters, settlements, or other means, in connection with existing claim recovery rights (to the extent assignable), and those acquired in the future, held in special purpose vehicles (“SPV”), wholly owned by New Servicer, to hold any new claims acquired. The Company will license its intellectual property to the New Servicer in exchange for a license fee of 17.5% of New Servicer’s excess cash flow, with a minimum fee of $1.55 million paid on May 30, 2025, and June 30, 2025. New Servicer will be funded by an affiliate of Hazel (hereinafter, “Funder”), up to $25 million in funding, as set forth below, with a right of first refusal for additional funding needs. New Servicer will be independently managed and be separately governed by an independent board of directors, including a chief executive officer chosen by Funder and consented to by the Company, one director chosen by the Company, and one independent director chosen by Funder and approved by the Company. Funder’s governance rights shall terminate once all Hazel loans have been repaid in full, and Funder’s Recovery Rights Interest (as defined below) in the New Servicer is less than 10%. Virage shall have observer rights to the New Servicer board of directors until the amounts owed to Virage pursuant to the Master Transaction Agreement dated March 9, 2022, as amended (the “MTA”), which was approximately $1.1 billion as of December 31, 2024 (the “VRM Full Return”) has been repaid and Virage’s equity interest in the Company is less than 10%.

2.
Working Capital Funding for the New Servicer

Funder has agreed to extend a line of credit to New Servicer of up to $25 million, funded in tranches of up to $1.75 million per month, subject to the New Servicer meeting certain milestones (which are currently being negotiated and to be agreed in definitive documentation), beginning September 2025, with a maturity date of June 30, 2027. New Servicer funding will accrue interest at the Secured Overnight Financing Rate (“SOFR”) plus 5% per annum for one year, and SOFR plus 10% thereafter. Funder will establish a first lien on the New Servicer; the Company will not guaranty the loan to fund New Servicer.

In addition, Funder or Hazel is entitled to receive to up to 35% of New Servicer’s excess cash flow (the “Recovery Rights Interest”). At its option, Funder may convert, in whole or part, its Recovery Rights Interest for up to 30% of the then outstanding shares of Company’s equity, measured as of the Closing and subject to dilution for stock issuance thereafter.

3.
Additional Bridge Financing for the Company

Moreover, Hazel agreed to provide up to $9.75 million in bridge loan funding to the Company under the existing Operational Collection Floor facility (in addition to the $16.0 million previously funded under the facility) in the amounts of: (i) $1.75 million for March 2025, which was funded on February 28, 2025; (ii) $1.5 million for April 2025, which was funded on April 4, 2025; (iii) $1.5 million for May 2025, to be funded on or about April 30, 2025; (iv) up to $2.0 million to fund the legal, accounting, and administrative expenses associated with the reorganization, subject to certain terms and customary conditions acceptable to Hazel, and minimum license fees of (v) $1.55 million for June 2025; and (vii) $1.55 million for July 2025. Funding is conditional, in part, on an increase in the pledge of collateral and personal guaranty by $9.75 million by Messrs. Ruiz and Quesada (the “MSP Principals”). Such minimum license fee payment will be paid from the Bridge Loan.

Beyond July 2025, the MSP Principals have committed to pledge $25 million of collateral to backstop additional working capital requirements of the Company, in addition to other previous sources of funding, including cash proceeds from the sale of Class A Common Stock to Yorkville pursuant to the Yorkville SEPA, and the proceeds from claims recoveries, subject to lien repayment on certain claims. In addition, the Company’s annual costs, after currently planned cost reductions, are estimated to be reduced by $5.6 million per annum due to New Servicer operations and shall be funded by the Funder (through New Servicer).

In addition, the Term Sheet requires (and is conditioned upon) La Ley con John H. Ruiz, P.A. d/b/a MSP Recovery Law Firm and MSP Law Firm, PLLC, collectively, raising $25 million for operational funding over two years, subject to similar milestones (to be agreed upon) as per the New Servicer funding, and to be entered into at completion of the proposed transaction.

4.
Debt Restructuring

In exchange for a 43% equity interest in the Company (inclusive of shares currently held and those shares acquired through warrant exercises pursuant to the Virage Term Sheet discussed below) Virage has agreed to waive all claims and release all liens against the Company relating to the VRM Full Return (approximately $1.1 billion as of December 31, 2024), and the Parties agree that the VRM Full Return will be paid only from: (i) a junior lien against Subrogation Holdings proceeds, (ii) claims currently owned by Virage, (iii) liens over two tranches of claims currently owned by Hazel (which Hazel shall release as part of the reorganization transaction) and (iv) a non-recourse second lien up to $100 million over 50% of the proceeds from the New Servicer and associated SPVs, to the extent that the VRM Full Return has not been repaid.

In addition, the MSP Principals have agreed to convert 100% of the Company’s debt obligation to them, totaling approximately $144 million, into shares of the Company’s Class A Common Stock, the full and final amount of the debt-to-equity conversion is subject to tax analysis and approval of the MSP Principals and the Company’s Board of Directors.

Hazel’s existing loans to Subrogation Holdings and the amount of Company’s guaranty (currently approximately $100 million) remain unchanged except that such lien shall now exclude the Company’s intellectual property. Hazel agreed, subject to obtaining third-party consents, to extend the maturity date on all outstanding obligations to November 30, 2026. To secure the repayment of the existing Hazel loans to the extent such loans have not been repaid in full, the Company shall, for a principal amount of up to $235 million with an interest rate of SOFR plus 10% per annum: (i) pledge to Hazel 50.1% of the New Servicer and associated SPV equity interests; and (ii) grant a lien over 50% of the proceeds from New Servicer and associated SPVs, once the New Servicer funding has been repaid. In addition, to the extent the VRM Full Return has not been repaid, Virage has second lien of up to $100 million over 50% of the proceeds from New Servicer and associated SPVs.

On January 13, 2025, the Board delegated to an independent committee of the Board of Directors (the “Independent Committee”) the power and authority to, among other things, determine on behalf of the Board and the Company whether, to the extent any conflicts or potential conflicts exist or arise in the future among the Company and Messrs. Ruiz and Quesada, certain Restructuring and Proposals are advisable and fair to, and in the best interests of, the Company and its stockholders. The Independent Committee reviewed the Term Sheet and engaged legal counsel and financial advisors that are familiar with the Company and restructuring transactions to determine if the Term Sheet is advisable and fair, and in the best interests of the Company and its stockholders. Although the Independent Committee identified material conflicts, those conflicts involve conditions precedent to the Term Sheet, and are resolvable to the satisfaction of the Independent Committee in furtherance of the Term Sheet and in the best interest of the Company; as such, the Independent Committee determined that it is advisable and in the best interests of the Company to approve the signing of the Term Sheet and subsequent entry into agreements consistent with the terms set forth therein.

Pursuant to the Term Sheet, the parties are working to complete the definitive agreements by April 30, 2025.

2024 Reverse Split

As described in our Current Report on Form 8-K filed with the SEC on November 18, 2024, the Company filed a Certificate of Amendment to its Second Amended and Restated Certificate of Incorporation that became effective at 11:59 PM EDT on November 15, 2024 to effect a 1-for-25 reverse stock split of the Company’s Common Stock (the “2024 Reverse Split”). The stock began trading post split on November 18, 2024. As a result of the 2024 Reverse Split, every 25 shares of the Company’s Common Stock were converted into one share of the Company’s Common Stock. Fractional shares resulting from the 2024 Reverse Split were rounded up to the nearest whole share. The 2024 Reverse Split automatically and proportionately adjusted, based on the 1-for-25 split ratio, all issued and outstanding shares of the Company’s Common Stock, as well as the terms of warrants and other derivative securities outstanding at the time of the effectiveness of the 2024 Reverse Split.

On October 12, 2023, we amended our Charter with the Secretary of State of the State of Delaware to effect a 1-for-25 reverse stock split (the “2023 Reverse Split”) of the Company’s common stock, effective October 13, 2023.

Unless otherwise stated, all share and per shares numbers (except par value) in this Annual Report on Form 10-K have been adjusted to reflect the 2024 Reverse Split and 2023 Reverse Split on a retroactive basis.

Symbol Change

Effective December 9, 2024, the Company rebranded all lines of business under the MSP Recovery brand, and the Company’s Class A Common Stock, New Warrants, and Public Warrants begin trading on Nasdaq under the ticker symbols “MSPR,” “MSPRW,” and “MSPRZ,” respectively.

GLOSSARY OF TERMS

Unless otherwise stated or unless the context otherwise requires, the terms “we,” “us,” “our,” and the “Company,” refer to MSP Recovery, Inc. As used in this Annual Report on Form 10-K (“Annual Report”), unless otherwise noted or the context otherwise requires, the terms below are defined as follows:

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

“Amended & Restated Bylaws” means the Amended and Restated Bylaws of the Company;

“Annual Report” means this Annual Report on Form 10-K for the period ending December 31, 2024.

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

“BKI” means Brickell Key Investments, LP, a Delaware limited partnership;

“Board of Directors” or “Board” means the board of directors of the Company;

“Business Combination” means the transactions consummated on May 23, 2022 pursuant to the MIPA (as defined herein);

“CCRA” means Claims Cost Recovery Agreement, those agreements pursuant to which Claims are irrevocably assigned to the Company or affiliated entities;

“CF” means Cantor Fitzgerald, L.P., a New York based investment bank;

“Charter” means the Second Amended and Restated Certificate of Incorporation of the Company, dated May 23, 2022, as amended;

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

“Class A Common Stock” means the shares of the Company’s Class A common stock, par value $0.0001 per share, as described in more detail in Note 1, Description of the Business, to the consolidated financial statements included elsewhere in this Annual Report;

“Class B Unit” means the non-voting economic Class B Units of Opco, as described in more detail in Note 3, Material Agreements, to the consolidated financial statements included elsewhere in this Annual Report;

“Class V Common Stock” means the shares of the Company’s Class V common stock, par value $0.0001 per share, as described in more detail in Note 1, Description of the Business, to the consolidated financial statements included elsewhere in this Annual Report;

“Closing” means the closing of the Business Combination, as defined herein;

“Closing Date” means May 23, 2022, the closing date of the Business Combination, as defined herein;

“Common Stock” means shares of the Company’s Class A Common Stock and Class V Common Stock;

“Company” means MSP Recovery, Inc., a Delaware corporation;

“CPIA Warrant” means that warrant agreement dated September 30, 2022, whereby the Company granted to BKI the right to purchase 106,667 shares of Class A Common Stock for the purchase price of $0.0625 per share, as described in more detail in Note 9, Claims Financing Obligations and Notes Payable, to the consolidated financial statements.

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

“IPA” means Independent Physician Association;

“Law Firm” means La Ley con John H. Ruiz P.A. d/b/a MSP Recovery Law Firm and MSP Law Firm PLLC; which are owned by the Company’s Chairman of the Board and Chief Executive Officer, John H. Ruiz

“LCAP” means Lionheart Acquisition Corporation II, the Company prior to the Closing;

“LCAP Board” means the board of directors of the Company prior to the Closing;

“Legacy MSP” means MSP Recovery as it was organized in 2014 as a Medicaid and Medicare Secondary Pay Act recovery specialist;

“LLC Agreement” means the first amended and restated limited liability company agreement of Opco (as defined below);

“MAO” means Medicare Advantage organization;

“Members” means members of the MSP Purchased Companies, as defined in the MIPA (as defined below);

“Members’ Representative” means John H. Ruiz, solely in his capacity as the representative of the Members;

“MIPA” means the Membership Interest Purchase Agreement, dated as of July 11, 2021 (as it may be amended, supplemented or otherwise modified from time to time in accordance with its terms);

“MSO” means management service organization;

“MSP Act” means Medicare Secondary Payer Act;

“MSP Laws” means the MSP Act and associated federal regulations;

“MSP Principals” means the Chairman of the Board and Chief Executive Officer, John H. Ruiz, and the Director and Chief Legal Officer, Frank C. Quesada;

“MSP Recovery” means MSP Recovery, LLC, a Florida limited liability company;

“Near Real-Time” pertains to the timeliness of data or information that has been delayed by the time required for electronic communication and automatic data processing, implying that there are typically no significant delays;

“Net Proceeds” is defined as the gross amount recovered on an assigned Claim, minus any costs directly traceable to such assigned Claim(s) for which recovery was made;

“New Warrants” means 1,028,000,000 warrants, each exercisable to purchase 1/625 of one share, post 2024 Reverse Split, of Class A Common Stock (but only exercisable in lots of 625 to purchase whole shares), which were issued as a dividend to the holders of record of Class A Common Stock as of the close of business on the date of Closing;

“Nomura” means Nomura Securities International, Inc.;

“Nomura Note” refers to the promissory note issued to Nomura on May 27, 2022, as amended and restated from time to time;

“Opco” means Lionheart II Holdings, LLC, a Delaware limited liability company and a wholly owned subsidiary of the Company;

“OTC Equity Prepaid Forward Transaction” means that certain agreement between the Company and CF dated May 16, 2022 in which CF agreed to (a) transfer to the Company for cancellation any warrants to purchase shares received as a result of being the stockholder of record of a share as of the Closing Date, pursuant to the previously announced and declared LCAP dividend, and (b) waive any redemption right that would require the redemption of the Subject Shares (as defined below) in exchange for a pro rata amount of the funds held in LCAP’s trust account;

“Paid Amount” (a/k/a Medicare Paid Rate or wholesale price) means the amount paid to the provider from the health plan or insurer. This amount varies based on the party making payment. For example, Medicare typically pays a lower fee for service rate than commercial insurers. The Paid Amount is derived from the Claims data we receive from our Assignors. In the limited instances where the data received lacks a paid value, our team calculates the Paid Amount with a formula. The formula used provides rates for outpatient services and is derived from the customary rate at the 95th percentile as it appears from standard industry commercial rates or, where that data is unavailable, the billed amount if present in the data. These amounts are then adjusted to account for the customary Medicare adjustment to arrive at the calculated Paid Amount. Management believes that this formula provides a conservative estimate for the Medicare paid amount rate, based on industry studies which show the range of differences between private insurers and Medicare rates for outpatient services. We periodically update this formula to enhance the calculated paid amount where that information is not provided in the data received from our Assignors. Management believes this measure provides a useful baseline for potential recoveries, but it is not a measure of the total amount that may be recovered in respect of potentially recoverable Claims, which in turn may be influenced by any applicable potential statutory recoveries such as double damages or fines, as described below. This calculation accounts for an approximate 6.85% increase in the total Paid Amount. Where we have to extrapolate a Paid Amount to establish damages, the calculated amount may be contested by opposing parties;

“Palantir” means Palantir Technologies, Inc., a Delaware corporation.

“Public Shares” means shares of the Company’s Class A Common Stock, traded on the Nasdaq Capital Market under symbol MSPR;

“Public Stockholders” means the holders of the Public Shares, including the Sponsor (as defined below) and the Company’s management team to the extent the Sponsor and/or members of the Company’s management team purchase Public Shares; provided, that the Sponsor’s and each member of the management team’s status as a “Public Stockholder” will only exist with respect to such Public Shares;

“Public Warrants” means warrants, each exercisable to purchase 1/625 of one share, post 2024 Reverse Split, of Class A Common Stock (but only exercisable in lots of 625 to purchase whole shares), in accordance with its terms, as described in more detail in Note 1, Description of the Business, to the consolidated financial statements included elsewhere in this Annual Report;

“PVPRC” means the cumulative Paid Amount value of potentially recoverable Claims. We analyze our Claims portfolio and identify potentially recoverable Claims using Algorithms that comb through historical paid Claims data and search for potential recoveries. PVPRC is a measure of the Paid Amount in respect of those potentially recoverable Claims. In the limited instances where the data received from our Assignors lacks a paid value, the adjustment formula described in the definition of Paid Amount is applied and increases PVPRC by approximately 6.32%;

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

“Up-C Unit” means each pair consisting of one share of Class V Common Stock and one Class B Unit, as described in more detail in Note 1, Description of the Business, to the consolidated financial statements included elsewhere in this Annual Report;

“Virage” means Virage Capital Management LP, a Texas limited partnership;

“Voting Rights Threshold Date” means the date on which the voting power of John H. Ruiz and his affiliates represent less than 50% of the voting power of all of the then outstanding shares of the Company generally entitled to vote;

“VRM” means Virage Recovery Master LP, a Delaware limited partnership and affiliate of Virage;

“VRM Full Return” has the meaning as set forth in Note 3, Material Agreements, to the consolidated financial statements included elsewhere in this Annual Report;

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

The Initial Virage Warrant, as amended, was issued effective January 1, 2024 in an amount equal to the quotient of 1% of each calendar month end balance of the Unpaid Base Amount (calculated on a cumulative basis) and the VWAP of a share of Class A Common Stock for the five-day period prior to the issuance, beginning with May 24, 2023 and ending December 31, 2023, thus entitling Virage to purchase 1,131,934 shares of Class A Common Stock at an exercise price of $0.0025 per share, with an expiration date of January 1, 2026.

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

“Working Capital Credit Facility” means the credit agreement as described in more detail in Note 9, Claims Financing Obligations and Notes Payable, to the consolidated financial statements included elsewhere in this Annual Report;

“Yorkville” means YA II PN, Ltd., a Cayman Islands exempt limited partnership fund managed by Yorkville Advisors Global, LP;

“Yorkville Convertible Notes” means those certain convertible notes issued to Yorkville, as described in more detail in Note 9, Claims Financing Obligations and Notes Payable to the consolidated financial statements; and

“Yorkville SEPA” means that certain Standby Equity Purchase Agreement by and among the Company and Yorkville, dated November 14, 2023, as amended from time to time.

Unless specified otherwise, amounts in this Annual Report are presented in U.S. dollars.

Defined terms in the financial statements contained in this Annual Report have the meanings ascribed to them in the financial statements.

Cautionary Note Regarding Forward-Looking Statements

Certain of the statements contained in this Annual Report are forward-looking and constitute forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act. Forward-looking statements may generally be identified by the use of words such as “anticipate,” “believe,” “could,” “expect,” “intend,” “plan,” “predict,” “may,” “should,” and “will” or, in each case, their negative, or other variations or comparable terminology. These forward-looking statements include all matters that are not historical facts. By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. As a result, these statements are not guarantees of future performance or results, and actual events may differ materially from those expressed in or suggested by the forward-looking statements. Although we believe that our expectations are based on reasonable assumptions within the bounds of our knowledge of our industry, business, and operations, we cannot guarantee that actual results will not differ materially from our expectations. In evaluating such forward-looking statements, you should specifically consider various factors, including the risks outlined under “Risk Factors.” Any forward-looking statement made herein by the Company speaks only as of the date made. The discussion of risks and uncertainties set forth in this Annual Report is not necessarily a complete or exhaustive list of all risks facing the Company at any particular point in time. New risks and uncertainties come up from time to time, and it is not possible for management to predict or identify all such events or to assess either the impact of all such risk factors on our business or the extent to which any individual risk factor, combination of factors, or new or altered factors, may cause results to differ materially from those contained in any forward-looking statement. The Company has no obligation, and does not intend to, update any forward-looking statements after the date hereof for any reason, even if new information becomes available in the future, except as required by federal securities laws. Factors that could cause these differences include, but are not limited to, the Company’s substantial indebtedness and other obligations, including, but not limited to, the VRM Full Return, the Working Capital Credit Facility, the Nomura Note, the Yorkville Convertible Notes, the Company’s insufficient liquidity to satisfy these and other obligations, the Company’s ability to capitalize on its assignment agreements and recover monies that were paid by the Assignors; the inherent uncertainty surrounding settlement negotiations and/or litigation, including with respect to both the amount and timing of any such results; the validity of the assignments of Claims to the Company; the ability to successfully expand the scope of our Claims or obtain new data and Claims from the Company’s existing Assignor base or otherwise; the Company’s ability to innovate and develop new solutions, and whether those solutions will be adopted by the Company’s existing and potential Assignors; negative publicity concerning healthcare data analytics and payment accuracy; compliance with the listing standards of the Nasdaq Stock Market; and those other factors listed under “Risk Factors” below and elsewhere in this Annual Report and other reports filed by the Company with the SEC.

PART I

Item 1. Business.

Industry Overview

Our business is directly related to the healthcare industry and is affected by healthcare spending and complexity in the healthcare data industry. The market for healthcare data and healthcare claims recovery solutions is large and growing. We estimate that our total potentially serviceable market is over $161.5 billion annually. Our primary focus is on the Medicare and Medicaid market segments. Medicare is the third largest government program, with estimated annual expenditures during 2023 of approximately $1,029.8 billion for approximately 68.0 million enrollees. Medicaid has a combined estimated annual expenditure during 2023 of approximately $871.7 billion for approximately 88.5 million enrollees. Of the billions spent yearly by Medicare on medical expenses for its beneficiaries, we estimate that at least 10% of this was improperly paid by private Medicare plans.

Our potentially serviceable market, and therefore revenue potential, is impacted by the expansion or contraction of healthcare coverage and spending, which directly affects the number of Claims available. The Centers for Medicare & Medicaid Services (“CMS”) has stated that the U.S. National Health Expenditure (“NHE”) grew 7.5% to $4.9 trillion in 2023, and accounted for 17.6% of GDP of which Medicare and Medicaid expenditures accounted for $1.9 trillion. CMS has projected that health spending will continue to grow at an average rate of 5.6% a year between 2023 and 2032. The Office of the Actuary of CMS estimates that the NHE equal 19.7% of the GDP by 2032, and is projected to grow 1.4% faster than the GDP between 2023 and 2032. We also believe reimbursement models may become more complex as healthcare payers accommodate new markets and lines of business and as advancements in medical care increase the number of testing and treatment options available. As reimbursement models grow more complex and healthcare coverage increases, the complexity and number of Claims may also increase, which could impact the demand for our solutions. Such changes could have a further impact on our results of operations.

As of December 31, 2024, approximately 95.9% of our expected recoveries arise from Claims being brought under the MSP Act. While we believe the MSP Act has bipartisan support, changes to the laws on which we base our recoveries, particularly the MSP Act, can adversely affect our business. Our ability to generate future revenue is therefore significantly dependent on factors outside of our control.

Business Overview

MSP Recovery is a leading healthcare reimbursement recovery and data analytics company, providing historical and Near Real-Time solutions for payers, providers, and patients. We are disrupting the antiquated healthcare reimbursement system by discovering losses and recovering improper payments for Medicare, Medicaid, and commercial health insurers, and innovating technologies and comprehensive services for multiple industries, including healthcare and legal.

Medicare and Medicaid are payers of last resort. Too often, they end up being the first and only payers, because the responsible payer is not identified or billed. As Medicare and Medicaid pay a far lower rate than what other insurers are often billed, this costs the healthcare system (and the supporting taxpayers) tens of billions of dollars a year attributable to improper billing and lost recoveries. By discovering, quantifying, and settling the billed-to-paid gap on a large-scale basis, the Company is positioned to generate meaningful annual recovery revenue at high profit margins.

Our access to large volumes of data, our sophisticated data analytics platform, and advanced technology provide a unique opportunity to discover and recover improper healthcare Claims payments. We have developed Algorithms to identify waste, fraud, and abuse in the Medicare, Medicaid, and commercial health insurance sectors. Our team of experienced data scientists and medical professionals analyze historical medical Claims data to identify recoverable opportunities. Once potential recoveries are reviewed by our team, they are aggregated and pursued. Through statutory law and case law, we believe we have an established basis for future recoveries.

We differ from our competitors as we receive our recovery rights through irrevocable assignments of Claims from our Assignors. As assignees, we assume risk that our competitors do not. Rather than provide services under a third-party vendor services contract, we receive the rights to certain recovery proceeds from our Assignors’ Claims. As we, or our affiliated entities, are assigned recovery rights associated with Claims, we are the plaintiff in any action filed and therefore exercise control over the direction of the litigation. By receiving Claims through assignment, we can pursue additional recoveries under numerous legal theories that our competitors cannot. Although we own the assigned Claims, for a significant portion of assigned Claims, our ability to pursue recoveries depends on our ongoing access to data associated with those Claims through data access rights granted to us. The termination of said data access rights would substantially impair our ability to generate recoveries on those Claims.

We are entitled to a portion of any recovery rights associated with approximately $1,591 billion in Billed Amount (and approximately $380 billion in Paid Amount), which contains approximately $87.7 billion in Paid Value of Potentially Recoverable Claims, as of December 31, 2024. We believe it would take any competitor a significant time to amass the portfolio of Claims rights currently owned by us due to, among things, the volume of our Claims data retained and strength of our data analytics, which we believe are key to attracting counterparties willing to assign Claims to us.

Our data recovery system operates across a Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) compliant IT platform incorporating the latest in business intelligence and data technology. Due to the sensitive nature of the data we receive from our Assignors, we ensure that our data systems comply with the security and privacy mandated by federal law. In 2023, the Company engaged a HITRUST Authorized External Assessor and AICPA member firm, which completed independent assessments of MSP Recovery’s system. These independent assessments verified that we met the healthcare industry’s highest standards in protecting healthcare information and mitigating this risk, including compliance with the HIPAA Security Rule. On October 13, 2023, HITRUST certified that the platforms, facilities, and supporting infrastructure of our organization meet the HITRUST CSF® v11 Implemented, 1-year (i1) certification criteria. For our cloud computing services, we currently use Amazon Web Services (“AWS”) which is also HITRUST certified. On June 14, 2024, an Independent Service Auditor provided MSP Recovery a report opining that our data recovery system’s commitments and system requirements meet or exceed the stringent SOC 2 Type II applicable trust services criteria.

Recovery Business Model

Discover Losses/Recover Reimbursements

We receive irrevocable assignments of health Claims recovery rights through CCRA from a variety of sources including, but not limited to, MAOs, MSOs, HMOs, hospitals, and other at-risk entities. We utilize our proprietary internal data analytics platform to review healthcare Claims and identify Claims with probable recovery paths.

Once Claims are assigned, our data analysts run proprietary Algorithms to identify potential recoveries. Results are then quality checked by our internal medical team. We contract with the Law Firm and other law firms across the country to pursue recoveries through the legal system. Where appropriate, the Law Firm contacts primary payers to demand payment of amounts owed. Prior to litigation, there may be an incentive for the primary insurer to settle as, pursuant to the Medicare Secondary Payer Act, an action for damages in the case of a primary plan which fails to provide for primary payment (or appropriate reimbursement) shall be in an amount double the amount otherwise provided.

We engage with each Assignor independently. We are generally entitled to 100% of recoveries pursuant to our CCRAs; from those recoveries, we are typically obligated to pay 50% of Net Proceeds to the Assignor. In certain cases, we have purchased the Assignor’s rights to recovery proceeds in advance of any collection, thus entitling the Company to retain 100% of the Net Proceeds. In some instances, we may purchase outright an Assignor’s recovery rights; in this instance, we are entitled to the entire recovery. In some cases, we have entered into arrangements to transfer CCRAs or rights to proceeds from CCRAs to other parties. Such sales include variable consideration in the form of payments that will be made only upon achievement of certain recoveries or based on a percentage of actual recoveries. In other cases, the Company has pledged proceeds which are due to the Company to repay certain obligations, such as the Purchase Money Loan, the Working Capital Credit Facility, and the MTA. We have yet to generate substantial revenue from the recovery model.

Claims Recovery Services

We may also recognize Claims recovery service revenue from our services to clients, assisting entities with the pursuit of Claims recovery rights by identifying recoverable Claims and providing data matching and legal services. Under our Claims recovery services model, we do not own the rights to Claims but provide our services for a fee based on budgeted expenses for the month with an adjustment for the variance between budget and actual expense from the prior month. The fees received pursuant to a Claims recovery service agreement are related to expenses incurred and are not tied to the Billed Amount or potential recovery amounts. Although we believe our future business to be highly tied to the recovery model and Chase to Pay, we may enter into these contracts as the market dictates. The Company did not recognize any Claims recovery service income during the year ended December 31, 2024.

Industry Solutions

The MSP Ecosystem

MSP Recovery has developed a comprehensive ecosystem to enhance healthcare reimbursement processes, integrating advanced data analytics, Near Real-Time insights, and technological tools to provide connectivity between property and casualty insurers, health plans, providers, patients, and stakeholders. This integrated ecosystem analyzes dates from a variety of sources to identify responsible parties, assist providers in receiving reasonable and customary rates for accident-related treatment, shorten the collection time frame, and increase revenue visibility and predictability for its users.

Chase to Pay

The Chase to Pay platform was designed to significantly improve payment accuracy in our fragmented healthcare system. Chase to Pay is a near real-time analytics driven platform that identifies the proper primary insurer at or near the point of care, helping to determine primary and secondary payers. Chase to Pay is intended to integrate with medical utilization platforms used by providers during patient care and treatment. Rather than allow a wrongful payment whereby the secondary payer needs to chase down the primary payer to collect a reimbursement, Chase to Pay helps to prevent wrongful payments in the first place, and ensures that the correct payer pays. Furthermore, as primary payers typically pay a negotiated or commercially reasonable rate, rather than the deeply discounted Medicare rate; the Company is entitled to pursue the full amount that primary payer would have been responsible to pay, had they paid in the first instance.

As Chase to Pay was designed to work at or near the point of care, it is expected to substantially improve the propriety of payments and decrease the legal costs of recovery. As a result, when implemented, Chase to Pay is expected to improve the net recovery margin as the recovery multiple grows and variable legal costs to recover decline. As a result of having already received data from property &

casualty insurance carriers we've settled with for historical claims, and based on the agreement with said carriers to receive data for one year from the date of the settlement, the Chase to Pay platform can be utilized to pursue additional recoveries by matching the insurance carrier with Claims data received from our Assignors.

Although we have not yet generated revenue from this platform, some Assignors send data to the Company on a monthly or quarterly basis. The Company is working to increase the number of Assignors that provide daily data outputs. We are currently in the process of determining the pricing and form of these arrangements.

MSP/Palantir Clearinghouse Platform

The clearinghouse platform, created in collaboration with Palantir, was developed to identify, quantify, and resolve outstanding liens. By law, Medicare and MA Plans are payers of last resort, making no-fault insurers the primary payers, responsible to exhaust their policy limits to pay for accident-related claims before Medicare bears any responsibility. Healthcare providers often submit Claims for the payment of medical services rendered after an accident to the patient’s health insurer, either seeking “conditional payments,” pending reimbursement by a primary payer, or entirely unaware that a primary payer has payment obligations. Medicare is unable to effectively verify if and how much is owed for any particular claimant if they are not aware that there is a Primary Payer involved.

Federal law requires primary payers to maintain and report the “key identifiers” for all claimants (such as their name, Social Security number, address, etc.) used to determine a claimant’s Medicare status before settling any injury claim. These steps are required to ensure that Medicare is alerted to primary payer obligations in order to seek reimbursement. Primary payers routinely fail to fulfill these two duties, resulting in improper Medicare payments, rather than payments made by responsible parties, as required by law. The Company has proven that, in some instances, primary payers have a reporting rate as low as 2%, thus those certain primary payers have failed to comply with the law 98% of the time.

We expect that the clearinghouse platform is a potential solution to this systemic problem, integrating advanced artificial intelligence (“AI”) tools, natural language processing (“NLP”), and machine learning (“ML”) to create a robust data analytics system capable of capturing and managing extensive healthcare data from multiple sources.

Key Features and Benefits:

•
Near Real-Time Data Analytics: The clearinghouse platform provides an expansive repository of data from patients, attorneys, healthcare providers, health insurers, and property and casualty insurers that can be utilized to determine payer obligations.
•
Enhanced Connectivity: With the ability to connect property and casualty insurers to health plans and downstream medical providers, the clearinghouse platform can address inefficiencies arising from improper payments related to accident-related injuries. This connectivity streamlines the reimbursement process, ensuring that healthcare payers and providers receive appropriate compensation, helping to reduce administrative burdens.
•
Advanced Data Management: The utilization of AI, NLP, and ML to process and analyze large volumes of healthcare data helps enhance the accuracy and efficiency of claims management and payment integrity.
•
Legal Integration: The clearinghouse platform integrates legal, data, and healthcare knowledge, providing a unified ecosystem that streamlines the processing of claims reconciliation. It may also be used by primary payers to proactively resolve liens and ensure compliance with federal laws.

Through the clearinghouse platform, the Company aims to transform the healthcare reimbursement system by leveraging advanced technologies to improve data connectivity and enhance operational efficiency, leading to improved patient outcomes. Revenue generated from the clearinghouse platform has not been significant.

EHR Platform

MSP Recovery has developed a technologically advanced Electronic Health Record (“EHR”) platform (“EHR Platform”) enabling patients and their authorized third-party representatives to collect, distribute, and export their EHR securely, facilitating informed decision-making and improved health outcomes. The EHR Platform streamlines the retrieval and analysis of medical data. It also provides comprehensive insights for healthcare providers, enhancing efficiency, and monitoring outcomes and key performance indicators. The EHR Platform went live in the second quarter of 2024 and revenue generated from it has not been significant.

Medicare and the MSP Laws

The Medicare Secondary Payer Act

Under the MSP Act, when another entity has the responsibility for paying before Medicare, the Medicare program does not have primary payment responsibility for its insureds. When Medicare (or an MAO) makes a payment for medical services that are the responsibility of a separate primary plan under the MSP Act, those payments are conditional. Conditional payments are made by Medicare (or an MAO) as an accommodation for its beneficiaries, but are secondary and subject to reimbursement in all situations where a primary payer was obligated to pay in the first instance.

Subsequent to the initial passage of the MSP Act, Congress provided a private cause of action, authorizing private parties to recover unreimbursed payments in cases where a primary plan fails to pay or provide appropriate reimbursement in accordance with MSP Laws. We employ the MSP Laws, among others, including the double damages provision, to hold primary payers accountable.

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

First-Tier and Downstream Entities

Federal regulations recognize Medicare first-tier and downstream entities as active participants in the provision of benefits under Medicare Part C. First-tier entities are defined as “any party that enters into an acceptable written arrangement with an MA organization or contract applicant to provide administrative services or health care services for a Medicare eligible individual.” Downstream entities are those entities that enter into a similar written arrangement at a level below that of a first-tier entity. Such written arrangements continue down to the level of the ultimate provider of both health and administrative services. These contracts are both encouraged and regulated by CMS, which requires first-tier and downstream entities to furnish healthcare services in a manner consistent with the dictates of the Medicare program and an MA plan’s obligations thereunder. In this way, first-tier and downstream entities are the parties responsible for managing and providing healthcare services to Medicare beneficiaries under the Medicare Advantage program.

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

Double Damages

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

Interest Multiple

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

Mandatory Reporting

The Medicare, Medicaid, and SCHIP Extension Act of 2007 (“MMSEA”) added mandatory reporting requirements with respect to Medicare beneficiaries who have coverage under group health plan arrangements as well as for Medicare beneficiaries who receive settlements, judgments, awards, or other payment from liability insurance (including self-insurance), no-fault insurance, or workers’ compensation. Failure to comply with MMSEA may result in a civil money penalty of $1,000 for each day of non-compliance for each individual for which the information should have been submitted. This civil money penalty is in addition to any other penalties prescribed by law and in addition to any Medicare secondary payer Claim under this title with respect to an individual. Although we are not entitled to pursue MMSEA penalties on our own behalf, we have filed qui tam lawsuits on behalf of the federal government to enforce this federal law.

Competitive Strengths

Irrevocable Assignments

We differ from competitors as we receive irrevocable assignments of recovery rights associated with certain healthcare related Claims. When we are assigned these rights, we obtain ownership in those rights that typical subrogation vendors do not. Rather than provide services under third-party vendor services contracts, we receive recovery rights to our Assignors’ Claims, and therefore step into the Assignor’s shoes. As assignees, we are the plaintiff in any action filed in connection with such Claims, we maintain control over the direction of the litigation, and we can pursue additional recoveries under numerous legal theories that our competitors cannot.

Scale of Current Portfolio

Our current portfolio has scaled significantly. As of December 31, 2024, we have been assigned recovery rights on Claims valued at approximately $1,591 billion in Billed Amount (and approximately $380 billion in Paid Amount), of which approximately $87.7 billion is PVPRC.

We are typically entitled to 100% of recoveries pursuant to our CCRAs. From those recoveries, we are typically contractually obligated to pay 50% of recoveries to the Assignor, plus attorneys’ fees and costs associated with pursuit of the recoveries. In certain cases, we have purchased the Assignor’s rights to recovery proceeds in advance of any collection, entitling the Company to retain 100% of the recovery proceeds, net of attorneys’ fees and costs. As of December 31, 2024, we were entitled to approximately 56.8% in the aggregate of the approximately $87.7 billion in PVPRC. Our recoveries would constitute a portion of the approximately $87.7 billion in PVPRC that may be recovered, after giving effect to our expenses, including any contingent fee payment payable to the Law Firm. See “Risk Factors—Risks Related to the Company’s Business and Industry.” This approximately $87.7 billion in PVPRC was identified using our Algorithms which comb through historical paid Claims data and to identify potential recoveries. As of December 31, 2024, the approximately $87.7 billion in PVPRC and approximately $380 billion in Paid Amount included approximately $5.2 billion and approximately $24.4 billion in capitated payments, respectively. Such capitated amounts are typically based on a fixed amount per enrollee in a plan rather than amounts paid on a fee-for-service basis and, in calculating the equivalent of Paid Amount for purposes of measuring potential recoveries, in cases where payments were based on capitated amounts, MSP Recovery reviews capitated encounter data typically found in Medicare Part B payments. The Company has successfully recovered full amounts on these capitated payments in some prior settlements.

The timeline for Claims being identified as potentially recoverable Claims to actual Claims recovery revenue can vary greatly depending on the complexity of the recovery strategy and litigation, as well as the status of each Claim in the recovery process. The Company monitors the penetration status of the Claims portfolio, which categorizes the status of cases based on their progression through the recovery process in the following categories: in development, recovery process initiated, data collected and matched, resolution discussions in process, and other cases. Potentially recoverable Claims can take years to reach resolution based on a variety of factors.

Our Proprietary Data Analytics System

We believe our access to large volumes of data, sophisticated data analytics, and proprietary leading technology platforms provide a unique opportunity to discover and recover Claims. Our Algorithms comb through historical paid Claims data to identify potential recovery opportunities. As of December 31, 2024, we estimate a PVPRC of $87.7 billion. Through data mining, we continue to identify new recovery opportunities.

Our Founders Have Extensive Legal Experience

Experienced management gives us a competitive advantage. Our founder, John H. Ruiz, is recognized as one of America’s pre-eminent trial lawyers, named “2019’s DBR Florida Trailblazer” for groundbreaking work in integrating data analytics into the practice of law and for the impact it is having on healthcare recoveries. Over the course of a distinguished 33-year legal career, Mr. Ruiz has gained national recognition in class action, mass tort litigation, multi-district litigation (“MDL”) consolidated cases, medical malpractice, products liability, personal injury, real estate, and aviation disaster cases.

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

Growth Strategies

Expansion of Assignor Claims. CMS has projected that health spending will continue to grow at an average rate of 5.6% a year between 2023 and 2032. We anticipate that this trend will be reflected in our own growth. We plan to expand our Assignor base by implementing new strategies to secure new Assignors and continue receiving assignments of Claims from our existing Assignors. These strategies will include a platform to educate potential Assignors about our company, making strategic business partnerships, potential mergers, acquisitions of personnel, as well as other marketing strategies.

Monetizing Existing Software Applications. We intend to offer certain of our software applications, including our Chase to Pay, the clearinghouse platform, and the EHR Platform, as separate products.

Development of our Proprietary Data Analytics System. We continue to develop our proprietary system and anticipate shifting to artificial intelligence and machine learning to better enhance our recovery potential. Our data analytics system will power proprietary tools such as Chase to Pay and the clearinghouse platform, thus enabling the Company to more efficiently recover on Claims, and enable us to attract more Assignors.

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

In addition, in connection with certain of our recent settlements, settling counterparties have assigned to the Company all rights to collect additional sums from plaintiffs’ attorneys and medical providers resulting from violations of the MSP Laws, including double billing and reimbursement failures.

Product Liability

Defective or dangerous products cause thousands of injuries every year. Many product liability cases arise from instances in which an implantable medical device causes an adverse reaction due to a design or manufacturing defect. These adverse reactions may range from minor rashes to cancer and subsequent death. Where Medicare or an MAO has paid an enrollee’s medical expenses for these injuries, we may be able to pursue recoveries.

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

False Claims Act

The False Claims Act (the “FCA”) is widely regarded as an effective tool in combating waste, fraud, and abuse against the federal government. The FCA prohibits the submission of false or fraudulent Claims for payment from the government. The FCA, which imposes civil penalties, fees, and treble damages for fraudulent claims, permits private individuals to file qui tam suits on behalf of the federal government. As a relator, we have filed qui tam lawsuits to enforce the FCA on behalf of the federal government.

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

Our Claims Portfolio

As of December 31, 2024, we have received assignments to recovery rights for more than 160 Assignors in the Medicare, Medicaid, and commercial insurance segments, associated with approximately $1,591 billion in Billed Amount of health care Claims. We have been assigned Claims from all 50 states, as well as Puerto Rico.

We typically acquire recovery rights by entering into a Claims Cost Recovery Agreement (“CCRA”) with an Assignor, pursuant to which the Assignor assigns all right, title, and interest in and to certain recovery and reimbursement rights to the Company, or to an affiliated entity, partner, or investor, in exchange for deferred compensation, typically structured as 50% of any net recovery earned by and paid to us, or an up-front lump sum payment. Some of these CCRAs are “limited recovery” agreements, meaning that they are limited in time or scope as to what is assigned to us. For example, certain of our CCRAs relate specifically to claims against manufacturers, distributors, and producers of Actos, pioglitazone, metformin, glimepiride, or Duetact. Additionally, certain other CCRAs relate specifically to healthcare services rendered and paid for during a specified timeframe. In general, our CCRAs allow the Company to recover historical Claims. Under some of the CCRAs, the Company has been assigned historical Claims and the Assignor has agreed to continue assigning Claims data. The Company currently expects to generate a substantial portion of total revenue from current CCRAs through recoveries on historical Claims under our recovery model. The Company believes as it develops the Chase to Pay platform and recovery model, a significant portion of the Company’s revenue from these CCRAs will be derived through the Chase to Pay model by recovering on Claims as they occur.

In the cases where we acquire recovery rights for an up-front lump sum payment, we enter into a Claims Purchase and Assignment Agreement (“CPAA”). Under a typical CPAA, an entity assigns all right, title, and interest in and to certain recovery and reimbursement rights to us, or to an affiliated entity, partner, or investor, in exchange for an up-front lump sum payment. In these arrangements, we (or our affiliated entity, partner or investor) would typically own 100% of all future net recoveries from those purchased Claims. Often, the CPAA includes a provision to continue acquiring future Claims from the Assignor.

Fee Sharing Arrangements

We enter into legal services agreements with the Law Firm and related entities that hold Claims. In this relationship, the Company (and the Claims holding entities) are the plaintiffs in any action filed, and the Law Firm serves as its counsel. The Law Firm is engaged to act as lead counsel to represent the Company and each of its subsidiaries and affiliates (or other applicable entity) as it pertains to the Assigned Claims, on a contingency basis. The Law Firm engages outside litigation counsel from around the nation as co-counsel and these arrangements are made directly between the Law Firm and other counsel. For the services provided, the Law Firm is typically entitled 40% of our 50% portion of the Gross Proceeds (i.e., 20% of the total Gross Proceeds). This contingency fee can change in the future. The Law Firm is also entitled to attorneys’ fees that are awarded pursuant to any fee shifting statute, by agreement, or court award.

Sales and Marketing

Our sales force is comprised of internal and external sales professionals. Our sales force identifies potential Assignors and manages relationships with existing Assignors. Among other things, our marketing strategies generate new Assignor leads by educating potential Assignor clients about our Company. The sales force is incentivized via a recovery-based commission compensation. Once we have received recoveries for Claims related to an Assignor, the applicable sales professional is compensated. This mechanism ensures low fixed costs while offering a potentially generous commission model.

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

In addition to HIPAA, we may be subject to other federal and state laws relating to the collection, dissemination, use of, and access to, personal information. While we believe that we are in material compliance with such laws and regulations, failure to comply with these laws could expose us to lawsuits, data security incidents, regulatory enforcement, or fines.

Intellectual Property and Research & Development

We rely on trade secret laws. We use a combination of confidential agreements and licenses with our Assignors, employees, vendors, and third parties. We also rely on other security measures to control the access to our confidential information, software, and other intellectual property. For more information, see Item 1C. Cybersecurity.

Our research and development team uses proprietary software and a highly trained staff including IT personnel, accountants, physicians, data analysts, and attorneys to analyze data from a variety of sources. We will continue to invest resources to further develop our proprietary systems.

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

Competition

While other entities in the industry act as vendors and pursue reactive recoveries, we aggressively pursue recoveries on our own behalf, using applicable state and federal laws. Although somewhat different in approach, we compete with in-house recovery departments, collection and financial service companies, and other companies. Some of these entities include, but are not limited to, Cotiviti Holdings, Inc.; Claritev Corp.; Encore Capital Group; Inovalon Holdings, Inc.; Optum, Inc.; Verisk Health, Inc.; McKesson Corp.; Change Healthcare Corp. (a subsidiary of Optum, Inc.); HMS Holdings Corp.; The Rawlings Group; Equian, LLC; and Trover Solutions, Inc.

Human Capital

Our employees and culture are critical components to our success and growth as a company. As of December 31, 2024, we had approximately 78 employees. We employ specialized contract or part-time employees on a temporary basis, which include highly trained IT personnel, accountants, statisticians, physicians, data analysts, and attorneys to maximize the recovery of Claims. None of our employees are covered by collective bargaining agreements or represented by a labor union. We believe that the relationships we have with our employees are positive.

We strive to attract, develop, and retain the best talent by providing competitive pay and benefits, continuous growth and development, and a diverse and inclusive workplace. Our human capital resource objectives include not only acquiring the best talent but also motivating those that drive our business forward. We aim to achieve these objectives using generous compensation programs and offering a unique employee experience. To better develop and incentivize our employees, we regularly provide employee feedback and recognition, and incentivize performance and innovation through an annual bonus program.

Seasonality

Seasonality does not have a material impact on our business.

Other Information about the Company

We make available, free of charge, through our website, www.msprecovery.com, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. In addition, our website includes other items related to corporate governance matters, including, among other things, our corporate governance principles, charters of various committees of the Board of Directors, and our code of conduct applicable to all employees, officers, and directors. We intend to disclose on our internet website any amendments to or waivers from our code of business conduct and ethics as well as any amendments to its corporate governance principles or the charters of various committees of the Board of Directors.

The SEC also maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file periodic and other reports electronically with the SEC. The address of that site is www.sec.gov. The information available on or through our website is not a part of this Annual Report, and should not be relied upon.

Item 1A. Risk Factors.

RISK FACTORS SUMMARY

Our business is subject to numerous risks and uncertainties, including those highlighted in the section entitled “Risk Factors” that represent challenges that we face in connection with the successful implementation of our strategy and growth of our business. The occurrence of one or more of the events or circumstances described in the section entitled “Risk Factors,” alone or in combination with other events or circumstances, may have an adverse effect on our business, cash flows, financial condition, and results of operations. Such risks include, but are not limited to:

Risks Related to the Company’s Business and Industry:

•
We have a history of losses and no substantial revenue to date; we may not generate significant revenue, or achieve profitability.
•
We have a limited history of actual recoveries to date; there are risks associated with estimating the revenue that we recognize.
•
We have concluded there is a substantial doubt about our ability to continue as a going concern.
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
•
Our recoveries may be limited due to legal restrictions.
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
•
To the extent that we act as servicing agent, our clients may terminate or materially breach their agreement with us.
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
•
Qui tam litigation may be subject to Government Intervention and Dismissal pursuant to federal law.
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
•
We will be required to pay the Tax Receivable Agreement (“TRA”) Parties.
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
•
If our shares are delisted from Nasdaq, it will become more difficult to trade our shares.
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
•
If the Company’s operating results do not meet investor expectations, the market price of our securities may decline.
•
If securities analysts publish negative reports or stop publishing reports about our business, the price of our stock could decline.
•
We cannot predict the impact that our dual class capital structure may have on the market price of the shares of our stock.
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
•
While the Yorkville Convertible Notes are outstanding, we do not exercise absolute control over the issuances of our stock.
•
Upon a trigger event, we may be required to make payments that could cause us financial hardship.

Risks Related to IT Systems and Cybersecurity

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
•
If we fail to anticipate and adapt to the growing use of artificial intelligence in our industry could lead to decreased demand.
•
The use of new technologies in our business may result in spending material resources and presents risks and challenges.

RISK FACTORS

An investment in our securities involves a high degree of risk. You should carefully consider the following risk factors, together with all of the other information included in this Annual Report before making an investment decision. The occurrence of one or more of the events or circumstances described in these risk factors, alone or in combination with other events or circumstances, may have an adverse effect on our business, cash flows, financial condition, and results of operations. You should also carefully consider the following risk factors in addition to the other information included in this Annual Report, including matters addressed in the section entitled “Cautionary Note Regarding Forward-Looking Statements.” We may face additional risks and uncertainties that are not presently known to us or that we currently deem immaterial, which may also impair our business or financial condition. The following discussion should be read in conjunction with the financial statements and notes to the financial statements included herein.

Risks Related to the Company’s Business and Industry

In this section “we,” “us,” “our,” and the “Company” refer to Legacy MSP prior to the Business Combination and to the Company following the Business Combination.

We have a history of net losses and no substantial revenue to date, and we may not achieve recoveries, generate significant revenue, or achieve profitability. Our relatively limited operating history makes it difficult to evaluate our current business and future prospects, and increases the risk of your investment.

Our relatively limited operating history makes it difficult to evaluate our current business and plan for our future growth. The Company started in 2014 with its first assignment from a health plan headquartered in Miami, Florida. To date, we have achieved no substantial revenue and limited actual recoveries from our assigned Claims, and there is no guarantee that we will achieve recoveries, revenue, or profitability as projected. We have encountered, and will continue to encounter, significant risks and uncertainties frequently experienced by new and growing companies in rapidly changing industries, such as determining appropriate investments for our limited resources, competition from other data analytics companies, acquiring and retaining Assignors, hiring, integrating, training, and retaining skilled personnel, unforeseen expenses, challenges in forecasting accuracy, and successfully integrating new strategies. If we are unable to achieve meaningful recoveries, increase our Assignor base, successfully manage our recovery efforts from third-party payers or successfully expand, our revenue and our ability to achieve and sustain profitability would be impaired. If our assumptions regarding these and other similar risks and uncertainties, which we use to plan our business, are incorrect or change as we gain more experience operating our business or due to changes in our industry, or if we do not address these challenges successfully, our operating and financial results could differ materially from our expectations and our business could suffer.

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
•
The achievement of multiples above the Paid Amount of a given Claim; and
•
The length (and cost) of litigation required to achieve recoveries.

Any of these assumptions may prove over time to be materially inaccurate. If our estimates of revenues are materially inaccurate, it could impact the timing and the amount of our revenue recognition and have a material adverse impact on our business, results of operations, financial condition, and cash flows.

We have concluded there is a substantial doubt about our ability to continue as a going concern.

As described under Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources, Going Concern, the Company has evaluated its financial condition as of the date the accompanying consolidated financial statements are being issued (the “Filing Date”) and, based on this evaluation, the Company has determined that, as of the Filing Date, the existence of certain conditions and events raise substantial doubt about the Company’s ability to continue as a going concern within one year following the Filing Date.

The Company’s ability to meet its liquidity needs for one year following the Filing Date will largely depend on its ability to raise additional capital or generate future revenue. As of December 31, 2024, the Company had an accumulated deficit of $446.1 million and $12.3 million in cash and cash equivalents. The Company’s ability to raise cash in the future is subject to general economic, financial, legal, legislative, regulatory, and other factors, many of which are outside of the Company’s control, including, but not limited to: (i) the execution of definitive documents to implement the Restructuring Plan, as described in more detail in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Recent Updates, Restructuring Plan, (ii) the ability of the

Company to secure additional funding from lenders, if any, (iii) the Company’s ability to realize recoveries from the settlement of its claims, which to date have not been sufficient to cover the Company’s cost of operations on a yearly basis, (iv) the Company’s ability to secure new Assignor relationships and retain and obtain additional Claim assignments from existing Assignors, (v) the Company’s ability to execute on its strategic plans, (vi) the ability of the Company to manage expenses and grow the business to generate future cash flows from its operations, and (vi) the availability and terms of future financings.

Based on the Company’s financial projections as of the Filing Date,the Company does not believe that it will have adequate liquidity to meet its obligations for at least one year following the Filing Date. If the Company is unable to manage these risks and uncertainties, and is unable to meet its liquidity needs, its business would be jeopardized and may not be able to continue to operate. For more information, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources, Going Concern.

The Company’s determination of the existence of substantial doubt as to its ability to continue as a going concern itself may have adverse consequences. In addition, the report issued by our independent registered public accounting firm in connection with the audited financial statements for the year ended December 31, 2024, included in this Annual Report includes a going concern explanatory paragraph. The public announcement of this declaration may cause or result in:

•
harm to the Company’s reputation, investor confidence, relationships with the Company’s Assignors, business partners, and Lenders, and may adversely affect the willingness for third parties to do business with the Company on favorable terms, or at all, in the future;
•
disruption of the Company’s business;
•
distraction of the Company’s management and employees;
•
difficulty in recruiting, hiring, motivating, and retaining talented and skilled employees;
•
difficulty in maintaining or negotiating and consummating new business or strategic relationships or transactions;
•
increased volatility in the price of the Company’s shares of Class A Common Stock; and
•
increased costs and advisory fees.

If the Company is unable to mitigate these or other potential risks related to the uncertainty caused by the Company’s determination that substantial doubt exists as to the Company’s ability to continue as a going concern, it may disrupt the Company’s business or adversely impact the Company’s prospects, reputation, revenue, operating results, and financial condition.

Under most of our agreements with Assignors, we assume the risk of failure to recover on the assigned Claims, and if we fail to make recoveries with respect to the assigned Claim receivables and therefore, are unable to generate recovery proceeds greater than or equal to the amounts paid by us to purchase the assigned Claims, it can adversely affect our business.

In some instances, we pay our Assignors an up-front purchase price for assignment of their recovery rights to healthcare Claims. Accordingly, there is a risk that we may not successfully recapture the up-front purchase price if we fail to make recoveries with respect to the assigned Claims. Further, our ability to identify and recover on future Claims includes risks such as:

•
underperformance relative to our expectations and the price paid for the Claims;
•
unanticipated demands on our management and operational resources;
•
failure to successfully recover on legal claims;
•
difficulty in integrating personnel, operations, and systems;
•
maintaining current customers and securing future customers;
•
assumption of liabilities; and
•
litigation-related costs.

Finally, our potential ability to achieve recovery revenues is based largely on the Paid Value of Potentially Recoverable Claims of our portfolio and our ability to discover, quantify, and settle the gap between Billed Amount and Paid Amount on a large scale. Failure to accurately calculate the Paid Amount or the Paid Value of Potential Recoverable Claims, the recovery multiple, or perfect our recovery rights, may have a material adverse effect on our business, results of operations, financial condition, and cash flows.

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

Typically, we must file actions in court to recover on our compensible Claims. A substantial portion of our recoveries are dependent on the courts. As such, we are subject to adverse court rulings, significant delays, differing damages calculations or other limitations, each of which can negatively impact our recovery efforts, potential to generate revenue, and the financial condition of our business.

For example, from time to time, the courts dismiss our cases, or Claims pursued in our cases, with or without prejudice. When dismissal is without prejudice, we can refile the action. Accordingly, we retain the ability to bring those Claims in a recovery action. When dismissal is with prejudice, we cannot refile the action to pursue recoveries using the dismissed cause of action. We cannot guarantee that we will not receive adverse rulings in court. Historically, we have received adverse rulings or dismissal for reasons such as:

•
Failure to file within the applicable statute of limitations. For example, on August 10, 2022, a federal appellate court applied a four-year statute of limitations to certain claims brought under the MSP Laws, running from the date that the action accrued. This opinion may render certain Claims held by the Company unrecoverable and may substantially reduce PVPRC and BVPRC as calculated. As our cases were filed at different times and jurisdictions, and prior to data matching with a defendant we are not able to accurately calculate the entirety of damages specific to a given defendant, we cannot calculate with certainty the impact of this ruling at this time. Although this opinion is binding only on federal courts in the Eleventh Circuit, if the application of this statute of limitations is applied to all Claims assigned to us, we estimate that the effect would be a reduction of PVPRC by approximately $9.8 billion. As set forth in our Risk Factors, PVPRC is based on a variety of factors. As such, this estimate is subject to change based on the variety of legal claims being litigated and statute of limitations tolling theories that apply.
•
An assignment did not include the Claim that was brought in court (or such assignment was found to be invalid).
•
Lack of standing to assert Claims.
•
Lack of personal jurisdiction.
•
Pleading deficiencies.

Additionally, in certain of our cases, our recoveries may be limited as a function of a courts’ damages calculations. Adverse court rulings could also occur from:

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

Moreover, in antitrust matters, damages are generally limited to the difference between the price that a drug manufacturer charged for the drug and the price of the drug absent anti-competitive conduct.

The list above is not exhaustive of potentially unfavorable rulings, damages calculations, or other limitations which we have encountered or may encounter.

We generate, and expect to generate, a significant portion of our revenue by collecting on settlements and/or judgments that are granted by courts in lawsuits filed against insurers, tortfeasors, and other liable parties. A decrease in the willingness of courts to grant these judgments, a change in the requirements for filing these cases or obtaining these judgments, or a decrease in our ability to collect on these judgments could have an adverse effect on our revenue, operating results, and the financial condition of our business. As we increase our use of the legal channels for collections, there could be an increase in up-front court costs and costs related to counterclaims. We may not be able to collect on certain aged Claims because of applicable statutes of limitations, and we may be subject to adverse effects of regulatory changes.

Our recoveries may be delayed due to inconsistent rulings on different cases which delay our recovery efforts. We can be subject to unfavorable rulings, damages calculations, or limitations which are not listed above. Such unfavorable rulings, damages calculations, or other limitations can negatively affect our business, results of operations, financial condition, and cash flows.

Our recoveries may be limited if courts decline to compel our counterparties to data match with us, or we are otherwise unable to force responsible parties to produce data they store, which identifies the proper party to make a given payment. Among the ways we identify the proper payer for a given claim is by comparing our member data to that of our counterparties in a process called data matching. Members found in both data sets are identified and analyzed to determine if a primary payer was responsible in the first instance to pay or reimburse the cost of care relating to an accident. Should a court decline to compel data matching, our recoveries against a given insurer would be limited to those members identified.

Our litigation often involves complex, novel legal theories with little or no precedent on which courts can rely, which may adversely affect our ability to generate revenue and negatively impact our business.

The lawsuits we file in pursuit of recoveries often involve causes of action that are entirely novel, or novel as applied to the facts alleged in our complaints. For example, while the MSP Act was enacted in 1980, its use by an assignee to pursue recoveries on its own behalf is novel. As such, courts deciding litigated issues in our cases often have limited binding precedent on which to base an opinion, and often review our cases as a matter of first impression. As a result, litigation outcomes are unpredictable, and our cases may be delayed as courts require more time to analyze the legal issues, and outcomes are difficult to accurately predict.

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

Our lawsuits are brought in a diverse range of judicial venues across many jurisdictions, which may result in inconsistent outcomes on similar issues, adversely affect our recovery efforts, and limit our ability to generate revenue.

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

Our counterparties employ strategies to delay proceedings and the ultimate resolution of our cases. Dilatory tactics include, but are not limited to, frivolous court filings, extended and improper discovery objections and disputes, delayed negotiations for data matching protocols, and protracted settlement negotiations that may or may not yield a settlement. While these delays do not adversely affect the value of the underlying assets, and in some cases, statutory interest continues to accrue, the costs associated with recoveries increase substantially, and our ability to successfully resolve our cases may be limited. As a result, our ability to recognize revenue is delayed and our ultimate recovery may be diminished or eliminated as a result.

In some jurisdictions, our recoveries may be limited due to legal restrictions, which may have negative consequences for the value or enforcement of our contractual agreements with our counterparties, for our ability to do business in certain jurisdictions, or for our cost of doing business.

There exists in various jurisdictions prohibitions or restrictions in connection with purchasing Claims from plaintiffs (known as maintenance, and a form of maintenance, called champerty), assignment of certain kinds of Claims, and/or participation in a lawyer’s contingent fee interests. Such prohibitions and restrictions, to the extent they exist, are governed by the rules and regulations of each state and jurisdiction in the United States and vary in degrees of strength and enforcement in different states and federal jurisdictions. Some jurisdictions in the U.S. and other jurisdictions may not, for legal and professional ethics reasons, permit us to pursue certain recoveries, or the law and regulations in those jurisdictions may be uncertain, and accordingly we may not have the ability or the desire to pursue recoveries in these jurisdictions, thereby limiting the size of the potential market. If we, our counterparties, or the lawyers handling the underlying matters, were found to have violated the relevant prohibitions or restrictions in connection with certain matters, there could be a materially adverse effect on the value of the affected assets, our ability to enforce the relevant contractual agreements with our counterparties, and the amounts we would be able to recover with respect to such matters, or our costs for such matters.

Our fee sharing arrangement with the Law Firm materially reduces our recoveries.

We enter into legal services agreements with the Law Firm and the various entities that hold Claims. The Law Firm is engaged to act as counsel to represent the Company and each of its subsidiaries and affiliates (or other applicable entity) on a contingency basis as it pertains to the assigned Claims. The Law Firm engages outside litigation counsel from around the U.S. as co-counsel and these arrangements are made directly between the Law Firm and other counsel. For the services provided, the Law Firm typically collects a fee equal to 40% of our 50% portion of the Net Proceeds (i.e., 20% of the total Net Proceeds), which is paid from our portion of the Net Proceeds. Co-counsel is paid from the Law Firm’s portion of the Net Proceeds. The Law Firm is also entitled to attorney’s fees that are awarded to the Law Firm pursuant to any fee shifting statute, by agreement, or court award. Any increase in attorneys’ fees and costs may reduce our potential net recoveries. For more information about our fee sharing arrangement, see Item 1. Business and “ —Fee Sharing Arrangements.”

Assignors may pursue recovery on Claims directly or may use other recovery agents in connection with the Assignor’s efforts to recover on Claims.

With respect to the Assignors of the assigned Claims, some of our agreements exclude from the assignment of Claims those Claims that are assigned to or being pursued by other recovery vendors of the Assignor at the time of the assignment. We have identified instances where the Assignor did not filter its data provided to us to remove such Claims. This resulted in some Claims being identified by us for purposes of our recovery estimates. This also has resulted in other recovery agents of the Assignor making collections on Claims that were assigned to us. Although we endeavor to seek appropriate clarification from Assignors to properly identify Claims that are being pursued by other recovery vendors, due to the nature and volume of data, it may not be possible to identify with precision all such Claims. While we do not believe that there is material overlap with other recovery vendors with respect to assigned Claims to be material, there can be no assurance as to the ultimate impact on our recoveries or our business. That notwithstanding, where other recovery vendors have made recoveries, the recoveries may not be the full amount of the potential recovery because it was not processed properly or against the correct responsible parties.

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

Our business and future growth depend on our ability to successfully expand the volume of our portfolio of assigned Claims and obtain data from new Assignors and healthcare Claims from our existing Assignor base.

We expect a significant portion of our future revenue growth to come from expanding the portfolio of Claims that we are assigned; this includes obtaining Claims and data from new Assignors as well as our existing Assignors. Our efforts to do so may not be successful. If we are unable to successfully expand the scope of healthcare Claims assigned from potential and existing Assignors, it could have a material adverse effect on our growth and on our business, financial condition, and results of operations.

The positions we will typically acquire in connection with our acquisition of Claims are unsecured, and may be effectively subordinated to other obligations or duplicated due to mistake, negligence, or fraud on the part of the Assignor of the Claim.

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

Further, Assignors may misrepresent or omit material information, such as the underlying beneficiary or other counterparty. For example, an Assignor may misrepresent the quality, validity, or existence of a Claim or other information provided to us, or provide duplicate Claim data, either due to unintentional negligence or intentional fraud. Although we have procedures in place to identify duplicate Claims, there is no assurance we will detect such error. Any inaccuracy, duplication, or incompleteness, if undetected, may adversely affect the valuation of one or more Claims and adversely affect our business and performance. Under certain circumstances, recoveries may be reclaimed if any such payment or distribution is later determined to have been a fraudulent conveyance.

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

Moreover, the current administration has tasked the Department of Government Efficiency subcommittee (“DOGE”) with launching a “War on Waste,” to identify and eliminate fraud, waste, and abuse in governmental spending programs, including Medicare. DOGE has committed to, among other things, improve identity verification and refine payment tracking mechanisms at the federal and state level to ensure that federal payments systems are protected from future abuses. Although such measures will likely have minimal impact on payments already made, they may reduce the fraud, waste, and abuse associated with future Claims assigned to the Company, thus reducing the need for our existing solutions, which could have a material adverse effect on our growth and results of operations.

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

Pursuant to the CCRAs with our Assignors, the Assignors may choose to discontinue one or more services under an existing contract, may exercise flexibilities within their contracts to adjust service volumes, and may breach or terminate the contract prior to its agreed upon completion date. A material breach by either party to our agreements may result in the termination of receiving future data transmissions or Claim assignments. Any such occurrences could reduce our revenue from these Assignors. Although a cancellation or termination of a contract does not revoke the original assignment from our Assignors, as such assignments are irrevocable, termination still affects future transfers of data and future assignment of Claims. Accordingly, such cancellations or terminations can constrain our growth and result in a decrease in revenue, which could have a material adverse effect on our business, financial condition and results of operations.

If an Assignor prematurely terminates its agreement with us, we may be precluded from accessing that Assignor’s data and/or be forced to destroy data in our possession from that Assignor, which may substantially impair our ability to recover on that Assignor’s Claims.

We enter into Claims Cost Recovery Agreements (“CCRA”) and Business Associate Agreements (“BAA”) with our Assignors. Pursuant to the CCRAs with our Assignors, we receive historical claims data, and may receive updated claims data and ongoing data transfers at agreed upon intervals. If, for any reason, a CCRA is terminated, the BAA requires us to return and/or destroy all protected health information (“PHI”) associated with that CCRA, which may substantially impair our ability to recover on that Assignor’s Claims.

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

Many of our Assignors are Medicare first-tier entities, as defined federal regulations. A first-tier entity is a party that enters into a written arrangement, acceptable to CMS, with an MAO or applicant to provide administrative services or healthcare services for a Medicare eligible individual under the Medicare Advantage program. These entities enter into risk agreements with downstream entities, as defined by federal regulations. If these agreements change or include any restrictions on the assignability of Claims, it can have a material adverse effect on our recoveries, business, financial condition, and results of operations.

Our use and disclosure of personally identifiable information, including PHI, is subject to federal and state privacy and security regulations, and our failure to comply with those regulations or adequately secure the information we hold could result in significant liability or reputational harm.

State and federal laws and regulations, including HIPAA, govern the collection, dissemination, use, disclosure, creation, receipt, maintenance, transmission, privacy, confidentiality, security, availability, and integrity of personally identifiable information, including PHI. HIPAA establishes basic national privacy and security standards for protection of PHI by covered entities such as our Assignors, and the business associates with whom such entities contract for services, including us. As a business associate, we are also directly responsible for HIPAA compliance. In addition to HIPAA, we must adhere to state patient confidentiality and other laws that are not preempted by HIPAA, including those that are more stringent than HIPAA.

In the event of a breach of our obligations under HIPAA or other state laws, we could be subject to enforcement actions and lawsuits brought by the U.S. Department of Health and Human Services Office for Civil Rights (“OCR”), state regulators, and/or class action lawsuits brought by private plaintiffs. Mandatory penalties for HIPAA violations can be significant and OCR and state regulators may require businesses to enter into settlement or resolution agreements and corrective action plans that impose ongoing compliance requirements. If a person knowingly or intentionally obtains or discloses PHI in violation of HIPAA requirements, criminal penalties may also be imposed. In addition, state attorneys general are authorized to bring civil actions under HIPAA or relevant state laws. Courts can award damages, costs, and attorneys’ fees related to violations of HIPAA or state laws in such cases. While we maintain safeguards that we believe are reasonable and appropriate to protect the privacy and security of PHI and other personally identifiable information consistent with applicable law and our contractual obligations, we cannot provide assurances regarding how these laws, regulations, and contracts will be interpreted, enforced, or applied to our operations.

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

We expect to make substantial investments in and changes to our operational platforms, systems, and applications to compete effectively and keep up with technological advances. We may also face difficulties in integrating new or upgraded platforms into our current technology infrastructure. In addition, significant technological changes could render our existing solutions obsolete. Although we have invested, and will continue to invest, significant resources in developing and enhancing our solutions and platforms, any failure to keep up with technological advances or to integrate upgraded operational platforms and solutions into our existing technology infrastructure could result in a negative return on investment, and have a material adverse effect on our business, financial condition, and results of operations.

Changes in the United States healthcare environment, or in laws relating to healthcare programs and policies, and steps we take in anticipation of such changes or a failure to comply with such laws, particularly as they relate to the Affordable Care Act and Medicare and Medicaid programs, could have a material adverse effect on our business, financial condition, and results of operations.

Approximately 95.9% of our expected recoveries arise from Claims being brought under the MSP Act private cause of action. This law allows us to pursue recoveries against primary payers for reimbursement of medical expenses that our Assignors paid for when primary payers (i.e., liability insurers) were responsible for payment. While we believe we have been successful at both the federal and state level in establishing a legal basis for our recoveries, changes to the laws on which we base our recoveries, particularly the MSP Act, can adversely affect our business.

For example, on May 16, 2023, Senators Tim Scott (R-SC) and Maggie Hassan (D-NH) and Representatives Brad Schneider (D-IL) and Gus Bilirakis (R-FL) introduced the Repair Abuses of MSP Payments Act (S.1607/H.R.3388) (the “RAMP Act”) in the U.S. Senate and the U.S. House of Representatives, respectively, seeking to amend the private cause of action under the Medicare Secondary Payer Act, by striking “primary plan” and inserting “group health plan” (as defined in paragraph 42 U.S.C. § 1395y(b)(1)(A)(v)). The 118th Congress ended on January 3, 2025 without further action on the proposal, and the RAMP Act was not enacted into law.

The Medicare Secondary Payer Act’s private cause of action—a fundamental component of how the Company is able to calculate damages—incentivizes private parties, such as MSP Recovery, to pursue reimbursement of conditional payments by rewarding them with double damages. If the MSP Act is changed, it could significantly reduce the Company’s potential recoveries and have a material adverse effect on its business, financial condition, and results of operations.

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

The current administration has stated its intent to evaluate overall government spending, which could impact our business, results of operations, financial condition, and growth prospects. Future healthcare spending and program authorizations may not increase or may decrease or shift to non-healthcare related programs. Such changes in spending authorizations and budgetary priorities may occur as a result of shifts in spending priorities from healthcare-related programs as a result of competing demands for federal funds. A significant decline in overall U.S. government spending, a significant shift in spending priorities, or the substantial reduction or elimination of particular healthcare-related programs could adversely affect our future revenue and limit our growth prospects.

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

A significant portion of our Claims comes from a limited number of Assignors who have relationships with key existing payers; the loss of one or more of these Assignors or disruptions in Assignor-payer relationships could have a material adverse effect on our business, financial condition, and results of operations.

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

Our revenues and operations are dependent upon a limited number of key existing payers and our Assignors’ continued relationship with those payers; disruptions in those relationships (including renegotiation, non-renewal, or termination of capitation agreements) or the inability of such payers to maintain their contracts with CMS could adversely affect our business.

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

The data healthcare analytics and healthcare payment accuracy markets are relatively new and the overall market opportunity remains relatively unpenetrated. It is uncertain whether this market will achieve and sustain high levels of demand, client acceptance, and market adoption. Our success will depend to a substantial extent on the willingness of our Assignors to use, and to increase the frequency and extent of their utilization of our solutions, as well as on our ability to demonstrate the value of data-driven solutions and payment accuracy solutions to healthcare payers and government agencies. If our Assignors or other potential customers do not perceive the benefits of our data-driven solutions, then our market may not continue to develop, or it may develop more slowly than we expect. If any of these events occur, it could have a material adverse effect on our business, financial condition, and results of operations.

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

Competition among providers of healthcare payment accuracy solutions to U.S. healthcare insurance companies is strong, and we may encounter additional competition as new competitors enter this area.

Our current healthcare solutions competitors include:

•
other payment accuracy vendors, including vendors focused on discrete aspects of the healthcare payment accuracy process;

•
fraud, waste, and abuse Claim edit and predictive analysis companies;
•
primary Claims processors;
•
numerous regional utilization management companies;
•
in-house payment accuracy capabilities;
•
Medicare Recovery Audit Contractors; and
•
healthcare consulting firms and other third-party liability service providers.

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

We rely on our trademarks, service marks, trade names, and brand names to distinguish our services from the services of our competitors and have registered or applied to register many of these trademarks. We cannot provide assurance that trademark applications filed by the Company will be approved. Third parties may also oppose our trademark applications or otherwise challenge our use of the trademarks. In the event that our trademarks are successfully challenged, we could be forced to rebrand our services, which could result in loss of brand recognition and could require us to devote resources to advertising and marketing new brands. Further, we cannot assure you that competitors will not infringe our trademarks or that we will have adequate resources to enforce our trademarks. Additionally, if we expand our focus to the international payment accuracy market, there is no guarantee that our trademarks, service marks, trade names, and brand names will be adequately protected.

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

Existing U.S. federal and state intellectual property laws offer limited protection. If we expand our business into foreign markets, our intellectual property rights may not receive the same degree of protection as they would in the United States because of the differences in foreign trademark and other laws concerning proprietary rights. Governments may adopt regulations, and government agencies or courts may render decisions, requiring compulsory licensing of intellectual property rights. When we seek to enforce our intellectual property rights, we may be subject to claims that the intellectual property rights are invalid or unenforceable. Litigation may be necessary in the future to enforce our intellectual property rights and to protect our trade secrets. Litigation brought to protect and enforce our intellectual property rights could be costly, time consuming, and distracting to management, and could result in the impairment or loss of portions of our intellectual property rights. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims, and countersuits attacking the validity and enforceability of our intellectual property rights. Our inability to protect our proprietary technology against unauthorized copying or use, as well as any costly litigation or diversion of our management’s attention and resources, could delay further sales or the implementation of our solutions, impair the functionality of our solutions, delay introductions of new solutions, result in our substituting inferior or more costly technologies into our solutions, or have a material adverse effect on our business, financial condition, and results of operations.

Qui tam litigation is subject to intervention and dismissal by the federal and state governments.

We may file qui tam (whistleblower) actions on behalf of the federal government pursuant to the False Claims Act, and the states that have laws that modeled after the False Claims Act. These actions give the federal and state governments the opportunity to: (i) intervene and participate in the action, and (ii) to dismiss the action over a relator’s objection, if it is determined that the litigation does not advance the governmental interests, to preserve the government’s limited resources, or to avoid adverse precedent. Courts have stated that the federal government has an “unfettered” right to dismiss a qui tam action. As such, the Company may commit substantial resources to investigate, file, and litigate a qui tam action on behalf of a state or federal government that either opts to intervene in case or dismiss it entirely, either of which could have a material adverse effect on our business, financial condition, and results of operations.

We are subject to extensive government regulation. Any violation of the laws and regulations applicable to us or a negative audit or investigation finding, could have a material adverse effect on our business.

Much of our business is regulated by the jurisdictions in which we operate. The laws and regulations governing our operations generally are intended to benefit and protect individual citizens, including government program beneficiaries, health plan members, and providers, rather than stockholders. The government agencies administering these laws and regulations have broad latitude to enforce them. These laws and regulations regulate how we do business, what services we offer, and how we interact with our Assignors, providers, other healthcare payers, and the public. Increased involvement by us in analytic or audit work that can have an impact on the eligibility of individuals for medical coverage or specific benefits could increase the likelihood and incidence of us being subjected to scrutiny or legal actions by parties other than our Assignors, based on alleged mistakes or deficiencies in our work, with significant resulting costs and strain on our resources.

In addition, as we may receive payments from federal and state governmental agencies, we may become subject to various laws, including the federal False Claims Act and similar state statutes, which permit government law enforcement agencies to institute suits against us for violations and, in some cases, to seek double or treble damages, penalties, and assessments. In addition, private citizens, acting as whistleblowers, can sue on behalf of the federal government under the qui tam provisions of the federal False Claims Act and similar statutory provisions in many states.

The expansion of our operations into new products, services, or jurisdictions may further expose us to requirements and potential liabilities under additional statutes and legislative schemes that previously have not been relevant to our business, such as banking statutes, that may both increase demands on our resources for compliance activities and subject us to potential penalties for noncompliance with statutory and regulatory standards.

If a governmental inquiry discovers improper or illegal activities in the course of audits or investigations, we may be subject to various civil and criminal penalties and administrative sanctions, which may include termination of contracts, forfeiture of profits, suspension of payments, fines and suspensions, and debarment from doing business with the government. Such risks, particularly under the Federal False Claims Act and similar state fraud statutes, have increased in recent years due to legislative changes that have (among other amendments) expanded the definition of a false claim to include, potentially, any unreimbursed overpayment received from, or other monetary debt owed to, a government agency. If we are found to be in violation of any applicable law or regulation, or if we receive an adverse review, audit or investigation, any resulting negative publicity, penalties or sanctions could have an adverse effect on our reputation in the industry, impair our ability to compete for new contracts and have a material adverse effect on our business, financial condition, and results of operations.

We are also subject to laws, regulations and rules enacted by foreign, national, regional, and local governments and Nasdaq. In particular, we are required to comply with certain SEC, Nasdaq, and other legal or regulatory requirements. Compliance with, and monitoring of, applicable laws, regulations, and rules may be difficult, time-consuming, and costly. Those laws, regulations, or rules and their interpretation and application may also change from time to time, and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws, regulations, or rules, as interpreted and applied, could have a material adverse effect on our business and results of operations.

Our business depends on effective information processing systems that are compliant with current HIPAA transaction and code set standards and the integrity of the data in, and operations of, our information systems, as well as those of other entities that provide us with data or receive data from us.

Our ability to conduct our operations and accurately report our financial results depends on the integrity of the data in our information systems and the integrity of the processes performed by those systems. These information systems and applications require continual maintenance, upgrading, and enhancement to meet our operational needs, satisfy Assignor requests, and facilitate our expansion and growth. Despite our testing and quality control measures, we cannot be certain that errors or system deficiencies will not be found, and that remediation can be done in a timeframe that is acceptable to our Assignors or that Assignor relationships will not be impaired by the occurrence of errors or the need for remediation. In addition, implementation of upgrades and enhancements may cost more, take longer, or require more testing than originally expected. Given the large amount of data we collect and manage, it is possible that hardware failures, errors, or technical deficiencies in our systems could result in data loss or corruption or cause the information that we collect, utilize, or disseminate to be incomplete or contain inaccuracies that our Assignors regard as significant.

Moreover, because we submit high volumes of monetary Claims to third parties, the efficiency and effectiveness of our own operations are to some degree dependent on the Claims processing systems of these third parties and their compliance with any new transaction and code set standards. Since October 1, 2015, health plans, commercial payers, and healthcare providers have been required to transition to the new ICD-10 coding system, which greatly expands the number and detail of diagnosis codes used for inpatient, outpatient, and physician Claims. The transition to the new transaction and code set standard is expensive, time-consuming, and may result in disruptions or delays as we and other stakeholders make necessary system adjustments to be fully compliant and capable of exchanging data.

In addition, we may experience delays in processing Claims and therefore generating revenue if the third parties with whom we work are not in full compliance with these new standards in the required timeframe. Claims processing systems failures, incapacities, or deficiencies internal to these third parties could significantly delay or obstruct our ability to obtain recoveries, and thereby interfere with our performance and our ability to generate revenue in the anticipated timeframe, which could have a material adverse effect on our business, financial condition, and results of operations.

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

Our indebtedness carries high compounding interest rates, which, if we are unable to generate revenues and reduce the amount of our indebtedness, will continue to increase over time by a significant amount. In addition, the terms of any of our existing or future indebtedness or payment obligations may restrict or otherwise negatively impact our ability to grow and manage our business. The maturity dates on our indebtedness are often short-term in nature, and require extensions and amendments in order to prevent such indebtedness from becoming immediately due and payable. We may not have the ability to extend the terms of our indebtedness, refinance our indebtedness, or pay such amounts when due if we do not begin generating significant revenue. Certain of our debt agreements are floating rate debt. As a result, fluctuations in interest rates can increase borrowing costs, which may directly impact the amount of interest we are required to pay. The amount of our indebtedness and payment obligations could limit our ability to obtain further financing and limit our ability to pursue our operational and strategic goals and opportunities, and adversely affect our liquidity position if the Claims we purchase do not generate proceeds at the rate we expect, if at all. The increased leverage, potential lack of access to financing, and increased expenses could have a material adverse effect on our financial condition, results of operations, and cash flows.

Failure to obtain or maintain ongoing financing to fund operations would negatively impact our business.

We are currently dependent on certain limited funding sources, including the Working Capital Credit Facility, the Yorkville SEPA, and beyond July 2025, the MSP Principals’ commitment to pledge $25 million of collateral to backstop additional working capital requirements of the Company.

The Working Capital Credit Facility, a continued source of funding for operations, is contingent on compliance with certain covenants, which we may not meet. If we fail to comply with these covenants, continued funding may cease, substantially impairing our ability to continue our operations, including the pursuit of recoveries. During fiscal year 2023, under the Working Capital Credit Facility, HPH disbursed $20.5 million under Term Loan A and $9.0 million under Term Loan B. Under the Operational Collection Floor, during 2024 the Company received : (i) $12.3 million for working capital, and (ii) $2.0 million for the purpose of acquiring the New Claims. To date, the Company received $3.5 million of working capital for 2025. Pursuant to the Working Capital Credit Facility, HPH may, at its sole discretion, increase the Operational Collection Floor by an amount of up to $6.0 million, to be funded over a period of three to six months. On February 28, 2025 and April 4, 2025, HPH exercised that discretion and funded $1.75 million and $1.5 million, respectively, from the increase to the Operational Collection Floor. An additional $2.75 million remains available under the Operational Collection Floor, to be funded at HPH’s sole discretion. For further information on the Working Capital Credit Facility, please see Note 9, Claims Financing Obligations and Notes Payable.

Furthermore, although the Yorkville SEPA provides that we may sell up to an aggregate of $250 million of our Class A Common Stock to Yorkville, only 2.0 million shares of our common stock were registered for resale under the registration statement, which we may elect to sell to Yorkville, in our sole discretion, from time to time from and after the date of, and pursuant to, the Yorkville SEPA or that Yorkville may require that we sell pursuant to a Yorkville Advance. Even if we elect to sell to Yorkville all of the shares of Common Stock, depending on the market prices of our Class A Common Stock at the time of such sales, the actual gross proceeds from the sale of all such shares may be less than $250 million, which could materially and adversely affect our liquidity.

As we have sold substantially all of the 2.0 million shares currently registered for resale to Yorkville, we need to file with the SEC one or more additional registration statements to register under the Securities Act the resale by Yorkville of any additional shares of our common stock, and the SEC would have to declare such registration statement or statements effective before we could sell additional shares. There can be no assurances of such events occurring or the timing of such events occurring.

Moreover, although the MSP Principals committed to pledge $25 million of collateral to backstop additional working capital requirements of the Company beyond July 2025, such financing has not been secured and cannot be guaranteed, or guaranteed on terms favorable to the Company.

Costs associated with, and our ability to obtain and maintain adequate insurance, could adversely affect our profitability and financial condition.

We hold a variety of insurance policies to hedge against risks inherent in our business. If the costs of maintaining adequate insurance coverage should increase significantly in the future, our operating results could be materially adversely affected. Likewise, if any of our current insurance coverage should become unavailable to us or become economically impractical, we would be required to operate our business without indemnity from commercial insurance providers. Similarly, if we exhaust our current insurance coverage for any given policy period, we would be required to operate our business without indemnity from commercial insurance providers for any Claims made that are attributable to that policy period. Failure to maintain certain insurance policies could constitute a material breach of contract terms with certain Assignors and business partners, which may result in the termination of agreements that could have a material adverse effect on our financial condition, results of operations, and cash flows.

Our services could become subject to new, revised, or enhanced regulatory requirements in the future, which could result in increased costs, delay or prevent our introduction of new solutions, or impair the function or value of our existing solutions, which could have a material adverse effect on our business, financial condition, and results of operations.

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

In the past, we derived a relatively small portion of our revenue on a “fee-for-service” basis whereby billing is based upon a flat fee or a fee per hour. To earn a profit on these contracts, we must accurately estimate costs involved and assess the probability of achieving certain milestones within the contracted time period. If we do not accurately estimate the costs and timing for completing projects, or if we encounter increased or unexpected costs, delays, failures, liabilities, or risks, including those outside of our control, our contracts could prove unprofitable for us or yield lower profit margins than anticipated. Although we believe that we record adequate provisions in our financial statements for losses on our fee-for-service contracts where applicable, as required under GAAP, we cannot provide assurance that contract provisions will be adequate to cover all actual future losses. The inability to accurately estimate the factors upon which we base our contract pricing could have a material adverse effect on business, financial condition, and results of operations.

If we fail to cost-effectively develop widespread brand awareness and maintain or defend our reputation, or if we fail to achieve and maintain market acceptance, our business could suffer.

We believe that maintaining and enhancing our reputation and brand recognition is critical to our relationships with existing Assignors and ability to attract new Assignors. The promotion of our brand may require us to make substantial investments and we anticipate that, as our market becomes increasingly competitive, these marketing initiatives may become increasingly difficult and expensive. Our marketing activities may not be successful or yield increased revenue, and to the extent that these activities yield increased revenue, the increased revenue may not offset the expenses we incur and our results of operations could be harmed. In addition, any factor that diminishes our reputation or that of our management, including failing to meet expectations, or any adverse publicity or litigation involving or surrounding us, could make it substantially more difficult for us to attract new Assignors. If we do not successfully maintain and enhance our reputation and brand recognition, our business may not grow and we could lose our relationships with Assignors, which would harm our business, results of operations, and financial condition.

On August 11, 2022, the SEC initiated an investigation of the Company, and on March 10, 2023, the Company received a subpoena from the U.S. Attorney’s Office in connection with a grand jury investigation of the Company. See Note 12, Commitments and Contingencies for more information about ongoing governmental investigations. The existence of these investigations, and any negative publicity resulting from these investigations, or other governmental audits or investigations could injure our reputation.

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

We expect that our business operations will continue to grow and expand into new areas within the healthcare industry; however, such growth and expansion carries costs and risks that, if not properly managed, could have a material adverse effect on our business, financial condition, and results of operations. To effectively manage our business plans, we must continue to improve our operations, while remaining competitive. We must also be flexible and responsive to our Assignors’ needs and to changes in the political, economic, and regulatory environment in which we operate. The greater size and complexity of our expanding business puts additional strain on our administrative, operational, and financial resources and makes the determination of optimal resource allocation more difficult. A failure to anticipate or properly address the demands that our growth and diversification may have on our resources and existing infrastructure may result in unanticipated costs and inefficiencies, and could adversely impact our ability to execute on our business plans and growth goals, which could have a material adverse effect on our business, financial condition, and results of operations.

We may require significant capital expenditures and the allocation of valuable management resources to grow and change in these areas. We may need to increase our headcount and must continue to effectively train and manage our employees. We will need to continue to hire, train and manage additional qualified information technology, operations, and marketing staff, and improve and maintain our technology and information systems to properly manage our growth. If our new hires perform poorly, or if we are unsuccessful in hiring, training, managing, and integrating these new employees, or if we are not successful in retaining our existing employees, our business may be adversely affected. We will be unable to manage our business effectively if we are unable to alleviate the strain on resources caused by growth in a timely and successful manner. If we fail to effectively manage our anticipated growth and change, the quality of our services may suffer, which could negatively affect our brand and reputation and harm our ability to attract and retain Assignors and employees.

We have encountered, and will continue to encounter, risks and difficulties frequently experienced by growing companies in rapidly changing industries, including increasing expenses as we continue to grow our business. We expect our operating expenses to increase significantly over the next several years as we continue to hire additional personnel, expand our operations and infrastructure, and continue to expand to reach more Assignors. In addition to the expected costs to grow our business, we also expect to incur additional legal, accounting, investor relations, and other expenses as a public company. These investments may be more costly than we expect, and if we do not achieve the benefits anticipated from these investments, or if the realization of these benefits is delayed, they may not result in increased revenue or growth in our business. If our growth rate were to decline significantly or become negative, it could adversely affect our financial condition and results of operations. If we are not able to achieve or maintain positive cash flow in the long term, we may require additional financing, which may not be available on favorable terms or at all and/or which could be dilutive to our stockholders. Our failure to achieve or maintain profitability could negatively impact the value of our Common Stock.

We may require additional financing to fund our operations or growth. See “Risk Factor - Failure to obtain or maintain ongoing financing to fund operations would negatively impact our business.”

We may not be able to obtain additional capital to continue the development of our business.

There can be no assurance that our future proposed operations and Claims recovery will be implemented successfully or that we will ever have profits. If we are unable to continue pursuing recoveries or successfully recover on Claims, holders of our Common Stock may lose their entire investment. We face all of the risks inherent in a new business and a new public company, including the expenses, difficulties, complications, and delays frequently encountered in connection with conducting operations, including the need for significant additional capital requirements and management’s potential underestimation of initial and ongoing costs. In evaluating our business and future prospects, these difficulties should be considered. If we are not effective in addressing these risks, we may not be able to implement our business strategy and our results of operations would be adversely affected. To date, the Company’s sources of liquidity to fund working capital have been through funds from servicing agreements, member contributions, loans, and investments from other third parties. Our ability to obtain necessary financing may be impaired by factors such as the health of, and access to, capital markets, our limited track record, or a future doubt about our ability to continue as a going concern.

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

We are currently party to, and may in the future become party to, lawsuits and other claims against us that arise from time to time in the ordinary course of our business, including the governmental investigations disclosed elsewhere in this Annual Report. See Note 12, Commitments and Contingencies for more information about ongoing governmental investigations. These may include lawsuits and claims related to, for example, contracts (including CCRAs), subcontracts, protection of confidential information or trade secrets, wage and benefits, employment of our workforce, or compliance with any of a wide array of state and federal statutes, rules and regulations that pertain to different aspects of our business. We also may be required to initiate expensive litigation or other proceedings to protect our business interests. In addition, because of the payments we may receive from potential future governmental Assignors, we may become subject to unexpected inquiries, investigations, legal actions, or enforcement proceedings pursuant to the False Claims Act, healthcare fraud, waste, and abuse laws, or similar legislation. Any investigations, settlements, or adverse judgments stemming from such legal disputes or other claims may result in significant monetary damages or injunctive relief against us, as well as reputational injury that could adversely affect us. In addition, litigation and other legal claims are subject to inherent uncertainties, and management’s view of currently pending legal matters may change in the future. Those uncertainties include, but are not limited to, costs of litigation, unpredictable judicial or jury decisions and the differing laws and judicial proclivities regarding damage awards among the states in which we operate. Unexpected outcomes in such legal proceedings, or changes in management’s evaluation or predictions of the likely outcomes of such proceedings (possibly resulting in changes in established reserves) could have a material adverse effect on our business, financial condition, and results of operations.

If we are unable to successfully identify and recover on future Claims, our results of operations could be adversely affected.

As a part of our business plan, we have acquired the right to pursue recoveries and we intend to continue to pursue the acquisition of additional Claims to support our business strategy. These recoveries can involve a number of risks and challenges, any of which could cause significant operating inefficiencies and adversely affect our growth and profitability. Such risks and challenges include:

•
underperformance relative to our expectations and the price paid for the Claims;
•
unanticipated demands on our management and operational resources;
•
failure to successfully recover on legal Claims;
•
difficulty in integrating personnel, operations, and systems;
•
maintaining current customers and securing future customers of the combined businesses;
•
assumption of liabilities; and
•
litigation-related charges.

Profits derived from Claim recoveries may take considerable time, and certain recoveries may fall short of expected returns. If our recoveries are not successful, we may record impairment charges. Our ability to grow our capital will depend upon our success at identifying and recovering legal Claims, which requires substantial judgment in assessing their values, strengths, weaknesses, liabilities, and potential profitability, as well as the availability of capital.

If we fail to accurately calculate the Paid Amount and Paid Value of Potential Recoverable Claims, it can have a material adverse effect on our business, results of operations, financial condition, and cash flows.

Typically, we identify recoverable Claims using our proprietary Algorithms which analyze historical paid Claims data to identify potential recovery opportunities. Our potential ability to achieve recovery revenues is based largely on our ability to discover, quantify, and settle the gap between Billed Amount and Paid Amount on a large scale. A failure to accurately calculate the Paid Amount or the Paid Value of Potential Recoverable Claims, the recovery multiple, or the amount we are entitled to pursue for recovery, may have a material adverse effect on our business, results of operations, financial condition, and cash flows.

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

Our ability to operate our business and provide our solutions is dependent on our ability to recruit, employ, train, and retain the skilled personnel who have relevant experience in the healthcare and data analytics industries as well as information technology professionals who can design, implement, operate, and maintain complex information technology systems. For example, certain of our employees in our company must either have, or rapidly develop, a significant amount of technical knowledge with regard to medical insurance coding and procedures. In addition, certain of our retrospective data-driven solutions rely on a team of trained registered nurses or medical coding professionals to review medical information and provide feedback with respect to the medical appropriateness of care provided. Innovative, experienced, and technologically proficient professionals, such as qualified nurses and experienced medical coding professionals, are in great demand and are likely to remain a limited resource. Our ability to recruit and retain such individuals depends on a number of factors, including the competitive demands for employees having, or able to rapidly develop, the specialized skills we need and the level and structure of compensation required to hire and retain such employees. We may not be able to recruit or retain the personnel necessary to efficiently operate and support our business. Even if our recruitment and retention strategies are successful, our labor costs may increase significantly. In addition, our internal training programs may not be successful in providing inexperienced personnel with the specialized skills required to perform their duties. If we are unable to hire, train, and retain sufficient personnel with the requisite skills without significantly increasing our labor costs, it could have a material adverse effect on our business, financial condition and results of operations.

General economic, political, and market forces and dislocations beyond our control could reduce demand for our solutions and our overall business may suffer from an economic downturn.

The demand for our data-driven solutions may be impacted by factors that are beyond our control, including macroeconomic, political, and market conditions, the availability of short-term and long-term funding and capital, the level and volatility of interest rates, currency exchange rates, and inflation. Domestic and global economic environments may prove less favorable than those of prior years. Any one or more of these factors may contribute to reduced activity and prices in the securities markets generally and could result in a reduction in demand for our solutions, which could have a material adverse effect on our business, results of operations, and financial condition.

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

Moreover, regions in and around the southeastern United States commonly experience hurricanes and other extreme weather conditions. As a result, our offices, located in Florida and Puerto Rico, are susceptible to physical damage and business interruption from an active hurricane season or a single severe storm. Moreover, global climate change could increase the intensity of individual hurricanes or the number of hurricanes that occur each year. Even if our facilities are not directly damaged, we may experience considerable disruptions in our operations due to property damage or electrical outages experienced in storm-affected areas by our employees. Additionally, long-term adverse weather conditions, whether caused by global climate change or otherwise, could cause an out-migration of people from the communities where our offices are located. If any of the circumstances described above occurs, there could be a harmful effect on our business, and our results of operations could be adversely affected.

Our overall business results may suffer from an economic downturn.

During periods of high unemployment, governmental entities often experience budget deficits as a result of increased costs and lower than expected tax collections. These budget deficits affect federal, state, and local government entities, and may result in reductions in spending for health and human service programs, including Medicare, Medicaid, and similar programs, which represent significant payer sources for our Assignors.

High inflation may adversely affect our financial results.

The U.S. economy is currently experiencing increasing levels of inflation, which creates a heightened level of risk for the Company. Rising inflation may decrease the fair value of the Company’s investment in its portfolio of Claims as the Paid Amount and PVPRC, set at the date of the Claim was paid, become less valuable in relation to the present value of the dollar, leading to an effective decrease in their potential real return. Furthermore, rising inflation may increase our operating expenses, including the cost to hiring or retaining employees.

The U.S. government and Federal Reserve may be slow to approve rate changes or adopt measures to attempt to control inflation, which could affect the Company’s ability to generate profits and cash flow. There can be no assurance that inflation rates will not continue to escalate in the future or that measures adopted or that may be adopted by the U.S. government or the Federal Reserve to control inflation will be effective or successful. Significant increases in inflation can have an adverse impact on our business, financial condition, and results of operations.

Risks Related to Our Securities

In this section, “we,” “us,” “our,” the “Company,” and other similar terms refer to Legacy MSP prior to the Business Combination and to the Company following the Business Combination.

We are controlled by the Members, including John H. Ruiz and Frank C. Quesada, whose interests may conflict with our interests and the interests of other stockholders. Further, our status as a “controlled company” on Nasdaq removes certain corporate governance protections.

As of April 8, 2025, the Members (or their designees) hold a majority of our issued and outstanding Class V Common Stock, controlling approximately 85.44% of the combined voting power of our outstanding Class V Common Stock, and John H. Ruiz and Frank C. Quesada (collectively, the “MSP Principals”), as a group, control approximately 47.16% of the combined voting power of our Common Stock. They effectively have the ability to determine all corporate actions requiring stockholder approval, including the election and removal of directors, any amendment to our Charter or Amended & Restated Bylaws, or the approval of any merger or other significant corporate transaction, including a sale of substantially all of our assets. This could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of the Company, which could cause the market price of our Class A Common Stock to decline or prevent stockholders from realizing a premium over the market price for Class A Common Stock. The Members’ interests may conflict with our interests as a company or the interests of our other stockholders.

Our stockholders will experience substantial dilution as a consequence of, among other transactions, future issuances of Common Stock.

As of April 14, 2025, the following securities are convertible into, or allow the purchase of, our Class A Common Stock, including: (i) 3,323,146 outstanding or designated Up-C Units that may each be exchanged for one share of Class A Common Stock; (ii) 2,950,157 Public Warrants outstanding, each exercisable to purchase 1/625th of one share of our Class A Common Stock (but only exercisable in lots of 625 to purchase whole shares); (iii) 894,754,824 New Warrants outstanding, each exercisable to purchase 1/625th of one share of our Class A Common Stock (but only exercisable in lots of 625 to purchase whole shares); (iv) the CPIA Warrant exercisable to purchase up to 106,667 shares of our Class A Common Stock; (v) the VRM Warrants, entitling VRM to purchase 19,361,939 shares of Class A Common Stock; each warrant expiring two years from the date of issuance, of which 9,751,339 and 9,610,600 are exercisable for $0.0025 per share and $0.0001 per share, respectively; and (vi) the VRP Warrant, entitling VRP to purchase 100,000 shares of Class A Common Stock at a purchase price of $0.0025 per shares for a period of two years from issuance, exercisable on a cashless basis.

On February 18, 2025, the Company entered into a binding term sheet agreement with Virage to amend the MTA, as amended, whereby Virage agreed to exercise the VRM Warrants to receive 33 1/3% of the then issued and outstanding Class A Common Stock, and surrender to the Company any remaining unexercised VRM Warrants, or portions thereof, for termination, subject to certain consents and approvals. Contemporaneous with the warrant exercise, Virage will terminate its agreement to hold no more than 9.99% of the outstanding Common Stock of the Company. These proposed transactions are subject to, among other things, further negotiation and the execution of definitive agreements, regulatory approvals, certain third-party consents and approvals, and shareholder approvals if required by the Nasdaq Stock Market. As a result, there can be no guarantee that the transactions thereby will be consummated.

The Company also has the ability to issue up to 153,721 shares of Class A Common Stock pursuant to awards under the Incentive Plan. The shares of Class A Common Stock reserved for future issuance under the Incentive Plan will become eligible for sale in the public market once those shares are issued, subject to provisions relating to various vesting agreements, lock-up agreements and, in some cases, limitations on volume and manner of sale applicable to affiliates under Rule 144, as applicable. The aggregate number of shares that may be issued pursuant to awards under the Incentive Plan will be subject to an annual increase on January 1 of each calendar year (commencing with January 1, 2023 and ending on and including January 1, 2031) equal to the lesser of: (i) a number of shares equal to 3% of the total number of shares actually issued and outstanding on the last day of the preceding fiscal year or (ii) a number of shares as determined by the Board. The Company filed one or more registration statements on Form S-8 under the Securities Act to register shares of Class A Common Stock or securities convertible into or exchangeable for shares of Class A Common Stock issued pursuant to the Incentive Plan. Any such Form S-8 registration statements automatically become effective upon filing. Accordingly, shares registered under such registration statements will be available for sale in the open market.

Depending upon market liquidity at the time, sales of shares of our Class A Common Stock under the Yorkville SEPA and the Yorkville Convertible Notes may cause the trading price of our Class A Common Stock to decline. After Yorkville has acquired shares under the Yorkville SEPA, it may sell all, some, or none of those shares. Sales to Yorkville by us pursuant to the Yorkville SEPA may result in substantial dilution to the interests of other holders of our Class A Common Stock. The sale of a substantial number of shares of our Class A Common Stock to Yorkville, or anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

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

So long as more than 50% of the voting power for the election of directors is held by an individual, group, or another company, we will qualify as a “controlled company” under the Nasdaq listing requirements. John H. Ruiz and Frank C. Quesada (collectively, the “MSP Principals”) control more than a majority of the voting power of our outstanding capital stock. As a result, we qualify as a “controlled company” under the Nasdaq listing standards, and will not be subject to the requirements that would otherwise require us to have: (i) a majority of “independent directors,” as defined under the listing standards of Nasdaq; (ii) a nominating and corporate governance committee comprised solely of independent directors; and (iii) a compensation committee comprised solely of independent directors. In addition, the Members, including the MSP Principals, have the ability to control matters requiring stockholder approval, including the election and removal of directors, any amendment to our Charter or Amended & Restated Bylaws, or the approval of any merger or other significant corporate transaction, including a sale of substantially all of our assets. See “We are controlled by the Members, including the MSP Principals, whose interests may conflict with our interests and the interests of other stockholders.”

The Members, including the MSP Principals, may have their interest in the Company diluted due to future equity issuances, repurchases under the LLC Agreement from the MSP Principals in connection with the exercise of New Warrants or Members or their designees selling shares of Class A Common Stock, in each case, which could result in a loss of the “controlled company” exemption under the Nasdaq listing rules. We would then be required to comply with those provisions of the Nasdaq listing requirements.

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

Our Class A Common Stock, Public Warrants, and New Warrants are currently listed on Nasdaq. If Nasdaq delists our Class A Common Stock, Public Warrants, or New Warrants from trading on its exchange for failure to meet the listing standards, we and our stockholders could face significant material adverse consequences including:

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

The National Securities Markets Improvement Act of 1996, a federal statute, prevents or preempts states from regulating the sale of certain securities, which are referred to as “covered securities.” To the extent our Class A Common Stock, Public Warrants, and New Warrants are listed on Nasdaq, they are covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. See also “Risk Factor - Failure to meet the continued listing requirements of Nasdaq could result in the delisting of our Class A Common Stock, thus negatively impacting the price of our Class A Common Stock and negatively impacting our ability to raise additional capital.”

Failure to meet the continued listing requirements of Nasdaq could result in the delisting of our Class A Common Stock, thus negatively impacting the price value of our Class A Common Stock and negatively impacting our ability to raise additional capital.

On June 7, 2024, the Company was notified by Nasdaq Listing Qualifications staff (the “Staff”) that the Company was non-compliant with Nasdaq’s Bid Price Requirement as the closing bid price for the Company’s Class A Common Stock had fallen below $1.00 per share for 30 consecutive business days (April 25, 2024 through June 6, 2024). Pursuant to Nasdaq Marketplace Rule 5810(c)(3)(A), the Company was provided with a compliance cure period of 180 calendar days, or until December 4, 2024, to regain compliance with the Bid Price Requirement. On September 25, 2024, stockholders holding at least a majority of our outstanding voting capital stock, including our Class A Common Stock and Class V Common Stock, approved by written consent a resolution authorizing the Board of Directors to amend the Company’s Charter, to effect a reverse stock split (the “2024 Reverse Split”) of the Company’s Common Stock at a reverse stock split ratio ranging from 1:3 to 1:30, and to authorize the Company’s Board of Directors to determine, at its discretion, the timing of the amendment and the specific ratio of the 2024 Reverse Split. On November 12, 2024, the Board determined to proceed with the 2024 Reverse Split at a ratio of 1:25, which was effectuated on the open of business on November 18, 2024.

On December 3, 2024, the Company received correspondence from Nasdaq stating that the Company’s previously disclosed bid price deficiency had been cured, and that the Company had regained compliance with Listing Rule 5450(a)(1). The Company’s Class A common stock continued to be listed and traded on Nasdaq, subject to continued compliance with applicable Nasdaq listing standards. On December 6, 2024, the Company received notification from the Staff that the Company’s application to transfer the listing of its common stock from the Nasdaq Global Market to the Nasdaq Capital Market was approved. The Company’s securities transferred to the Nasdaq Capital Market at the opening of business on December 10, 2024, and continue to trade under the symbol “MSPR.” The

Nasdaq Capital Market operates in substantially the same manner as the Nasdaq Global Market, and listed companies must meet certain financial requirements and comply with Nasdaq’s corporate governance requirements.

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

We may be required to take write-downs or write-offs, or restructuring, impairment, or other charges that could have a significant negative effect on our financial condition, results of operations, and our stock price, and which could adversely affect the value of our securities.

We cannot assure you that our due diligence will surface all material issues that may be present in our business, and it is likely not possible to uncover all material issues through a customary amount of due diligence, or factors outside of our control which may arise. As a result of these factors, we may be forced to write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise, and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject to as a result of assuming pre-existing debt held by virtue of our obtaining debt financing to partially finance business operations. Accordingly, stockholders could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.

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

We require financing to fund the operations or growth of the Company. Failure to secure additional financing would have a material adverse effect on the continued operations or growth of the Company. None of our officers, directors or stockholders is required to provide any financing to us. See “Risk Factor - Failure to obtain or maintain ongoing financing to fund operations would negatively impact our business.”

Anti-takeover provisions contained in our Charter and Amended & Restated Bylaws, as well as provisions of Delaware law, could impair a takeover attempt.

Our Charter contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together, these provisions may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities. These provisions include:

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
•
the requirement that, from and after the Voting Rights Threshold Date, amendments to certain provisions of the Charter and Amended & Restated Bylaws must be approved by the affirmative vote of the holders of at least 66 2/3% in voting power of the then outstanding shares of the Company generally entitled to vote;
•
our authorized but unissued shares of Common Stock and preferred stock are available for future issuances without stockholder approval and could be utilized for a variety of corporate purposes, including future offerings to raise additional capital, acquisitions and employee benefit plans; the existence of authorized but unissued and unreserved shares of Common Stock and preferred stock could render more difficult or discourage an attempt to obtain control of us by means of a proxy contest, tender offer, merger, or otherwise;
•
advance notice procedures set forth in the Amended & Restated Bylaws that stockholders must comply with in order to nominate candidates to the Board or to propose other matters to be acted upon at a meeting of stockholders, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of the Company;
•
an exclusive forum provision which provides that, unless the Company consents in writing to the selection of an alternative forum, (i) any derivative action brought on behalf of the Company, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer, or employee of the Company to the Company or the Company’s stockholders, (iii) any action asserting a claim; and
•
arising pursuant to any provision of the DGCL, the Charter or the Amended & Restated Bylaws, or (iv) any action asserting a claim governed by the internal affairs doctrine of the State of Delaware, in each case, will be required to be filed in the Court of Chancery of the State of Delaware (or, if the Court of Chancery of the State of Delaware lacks jurisdiction over any such action or proceeding, then a state court located within the State of Delaware or the federal district court for the District of Delaware).

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

We have the ability to redeem outstanding Public Warrants and New Warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant; provided that the last reported sales price of our Class A Common Stock equals or exceeds $11,250.00 per share (or as otherwise adjusted pursuant to the Existing Warrant Agreement or New Warrant Agreement, as applicable) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date on which we give proper notice of such redemption to the warrant holders and provided certain other conditions are met. During the most recent 60-day trading period, the price of our Class A Common Stock has remained below the threshold that would allow us to redeem the Public Warrants and New Warrants. If and when the Public Warrants and New Warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding Public Warrants and New Warrants could force the warrant holders: (i) to exercise their Public Warrants or New Warrants and pay the exercise price therefor at a time when it may be disadvantageous for them to do so; (ii) to sell their Public Warrants or New Warrants at the then-current market price when they might otherwise wish to hold their Public Warrants or New Warrants; or (iii) to accept the nominal redemption price which, at the time the outstanding New Warrants are called for redemption, is likely to be substantially less than the market value of their New Warrants. Pursuant to the terms of the Existing Warrant Agreement, the exercise price of the Public Warrants has increased to $0.0625 after giving effect to the issuance of the New Warrants.

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
•
naked short selling of our common stock and stock price manipulation; and
•
general economic or political conditions in the United States or elsewhere.

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

The price of our securities may fluctuate significantly due to the market’s reaction to the perceived or actual condition of the Company’s business, and general market and economic conditions. An active trading market for our securities may never develop or, if developed, it may not be sustained. In addition, the price of our securities can vary due to general economic conditions and forecasts, our general business condition, and the release of our financial reports. Additionally, if our securities are not listed on, or become delisted from, Nasdaq for any reason, and are quoted on the OTC Bulletin Board, an inter-dealer automated quotation system for equity securities that is not a national securities exchange, the liquidity and price of our securities may be more limited than if we were quoted or listed on Nasdaq or another national securities exchange. You may be unable to sell your securities unless a market can be established or sustained.

If the Company’s operating results do not meet the expectations of investors, stockholders, or financial analysts, the market price of our securities may decline.

Our operating results could fluctuate due to a number of factors, including changes in our accounting estimates; litigation and claim-related expenditures; an increase in the number and type of competitors; changes in competitors’ product offerings; and other matters. Similarly, our future operating results may vary significantly from quarter to quarter or year to year due to these and other factors, many of which are beyond our control. If our operating results or projections of future operating results do not meet the expectations of securities analysts or investors in future periods, our stock price may fall.

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

If securities analysts publish negative evaluations of our stock or stop publishing research or reports about the Company, our peers, or our industry, the price of our stock could decline.

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

We cannot predict whether our dual class structure, combined with the concentrated control of the Company, will result in a lower or more volatile market price of the Class A Common Stock, adverse publicity, or other adverse consequences. For example, certain index providers have announced restrictions on including companies with multiple-class share structures in certain of their indices. Under any such announced policies or future policies, our dual class capital structure could make us ineligible for inclusion in certain indices, and as a result, mutual funds, exchange-traded funds, and other investment vehicles that attempt to passively track those indices will not be investing in our stock. It is unclear what effect, if any, these policies will have on the valuations of publicly traded companies excluded from such indices, but it is possible that they may depress valuations as compared to similar companies that are included. As a result, the market price of shares of the Company’s Class A Common Stock could be adversely affected.

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

Our Public Warrants were issued in registered form under the Existing Warrant Agreement. The Existing Warrant Agreement provides that the terms of the Public Warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision or provide for the delivery of Alternative Issuance (as defined in the Existing Warrant Agreement) but requires the approval by the holders of at least 65% of the then-outstanding Public Warrants to make any other change, including any change that adversely affects the interests of the registered holders. Accordingly, we may amend the terms of the Public Warrants in a manner adverse to a holder if holders of at least 65% of the then-outstanding Public Warrants approve of such amendment. Although our ability to amend the terms of the Public Warrants with the consent of at least 65% of the then-outstanding Public Warrants is unlimited, examples of such amendments could be amendments to, among other things, changes to the exercise price, exercise period, or number of shares of stock purchasable upon exercise of a Public Warrant.

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

As of April 14, 2025, the following securities are convertible into, or allow the purchase of, our Class A Common Stock, including: (i) 3,323,146 Up-C Units that may each be exchanged for one share of Class A Common Stock; 2,950,157 Public Warrants outstanding, which are exercisable in lots of 625 with an exercise price of $0.0625 per whole share; (ii) 894,754,824 New Warrants outstanding, which are exercisable in lots of 625 with an exercise price of $7,187.50 per whole share; (iii) the CPIA Warrant exercisable to purchase up to 106,667 shares of our Class A Common Stock; (iv) the VRM Warrants, entitling VRM to purchase 19,361,939 shares of Class A Common Stock; each warrant expiring two years from the date of issuance, of which 9,751,339 and 9,610,600 are exercisable on a cashless basis for $0.0025 per share and $0.0001 per share, respectively; and (v) the VRP Warrant, entitling VRP to purchase 100,000 shares of Class A Common Stock at a purchase price of $0.0025 per share for a period of two years from issuance, exercisable on a cashless basis only. In addition, 153,721 shares of Class A Common Stock are reserved for future issuance under our stock incentive plan.

On February 18, 2025, the Company entered into a binding term sheet agreement with Virage to amend the MTA, as amended, whereby Virage agreed to exercise the VRM Warrants to receive 33 1/3% of the then issued and outstanding Class A Common Stock, and surrender to the Company any remaining unexercised VRM Warrants, or portions thereof, for termination, subject to certain consents and approvals. Contemporaneous with the warrant exercise, Virage will terminate its agreement to hold no more than 9.99% of the outstanding Common Stock of the Company. These proposed transactions are subject to, among other things, further negotiation and the execution of definitive agreements, regulatory approvals, certain third-party consents and approvals, and shareholder approvals if required by the Nasdaq Stock Market. As a result, there can be no guarantee that the transactions thereby will be consummated.

Moreover, pursuant to the terms of the LLC Agreement, at least twice a month, to the extent any New Warrants have been exercised in accordance with their terms, the Company is required to purchase from the MSP Principals, proportionately, the number of Up-C Units or shares of Class A Common Stock owned by such MSP Principal equal to the Aggregate Exercise Price divided by the Warrant Exercise Price in exchange for the Aggregate Exercise Price. Notwithstanding the foregoing, the shares of Class A Common Stock issuable upon exercise of our warrants will result in dilution to the then existing holders of Class A Common Stock of the Company and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our Class A Common Stock.

The provision of our Charter requiring exclusive forum in the courts in the State of Delaware for certain types of lawsuits may have the effect of discouraging lawsuits against our directors and officers.

The Charter requires that, unless the Company consents in writing to the selection of an alternative forum, (i) any derivative action brought on behalf of the Company; (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer, or employee of the Company to the Company or the Company’s stockholders; (iii) any action asserting a claim arising pursuant to any provision of the DGCL, the Charter or Amended & Restated Bylaws; or (iv) any action asserting a claim governed by the internal affairs doctrine of the State of Delaware, in each case, is to be filed in the Court of Chancery of the State of Delaware (or, if the Court of Chancery of the State of Delaware lacks jurisdiction over any such action or proceeding, then a state court located within the State of Delaware or the federal district court for the District of Delaware). The exclusive forum provision described above does not apply to actions arising under the Securities Act or the Exchange Act. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder, and Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. The Charter provides that the federal district courts of the United States of America will, to the fullest extent permitted by law, be the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the federal securities laws, including the Securities Act and the rules and regulations thereunder. Our decision to adopt such a federal forum provision followed a decision by the Supreme Court of the State of Delaware holding that such provisions are facially valid under Delaware law. While there can be no assurance that federal or state courts will follow the holding of the Delaware Supreme Court or determine that our federal forum provision should be enforced in a particular case, application of our federal forum provision means that suits brought by our stockholders to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder must be brought in federal court and cannot be brought in state court. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all claims brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. Accordingly, actions by our stockholders to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder must be brought in federal court. Our stockholders will not be deemed to have waived our compliance with the federal securities laws and the regulations promulgated thereunder.

Although we believe that these exclusive forum provisions benefit us by providing greater consistency in the application of Delaware law, the exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable in disputes with us or any of our directors, officers or stockholders, which may discourage lawsuits with respect to such claims. Further, in the event a court finds the exclusive forum provision contained in the Charter to be unenforceable or inapplicable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results, financial condition, and the market for our Class A Common Stock.

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

Our internal controls over financial reporting may not be effective, which could have a significant and adverse effect on our business and reputation.

As a public company, we are required to comply with the SEC’s rules implementing Sections 302 and 404 of SOX, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of internal controls over financial reporting. To comply with the requirements of being a public company, the Company is required to provide the management report on internal controls on Form 10-K for year ended December 31, 2024. The standards required for a public company under Section 404 of SOX are significantly more stringent than those required as a privately held company. Further, as an emerging growth company, our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404 of SOX until the date we are no longer an emerging growth company. Our independent registered public accounting firm may issue a report that is adverse in the event that it is not satisfied with the level at which the controls of the Company are documented, designed or operating.

Testing and maintaining these controls can divert our management’s attention from other matters that are important to the operation of our business. If we identify material weaknesses in the internal control over financial reporting of the Company or are unable to comply with the requirements of Section 404 of SOX or assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal controls over financial reporting when we no longer qualify as an emerging growth company, investors may lose confidence in the accuracy and completeness of our financial reports and we could become subject to further investigations by the SEC or other regulatory authorities, which could require additional financial and management resources, and negatively impact the market price of our Class A Common Stock.

Matters relating to or arising from the Special Committee investigation, including governmental investigations, regulatory proceedings, litigation matters, and potential additional expenses, may adversely affect our business and results of operations.

As previously disclosed, on August 11, 2022, the SEC initiated an investigation of the Company, and requested documents relating to, among other matters, the Business Combination transaction with Lionheart Acquisition Corporation II consummated on May 23, 2022, certain historical and projected financial results, investor agreements, and data analytic platforms and Algorithms. The Company received a subpoena dated March 1, 2023 from the SEC regarding the aforementioned subject matter, and subsequently received a subpoena on May 10, 2023, in connection with the investigation relating to, among other matters, the Company’s projections and the accounting and valuation of certain assets that were the basis for the Company’s determination that its quarterly financial statements for the periods ended June 30, 2022 and September 30, 2022 require restatements and should no longer be relied upon, as disclosed in the Company’s Form 8-K on April 14, 2023. On August 16, 2023, the Company received an additional subpoena from the SEC regarding certain funding sources of the Company prior to the Business Combination, various statements and disclosures by the Company in connection with, and following, the Business Combination, certain historical and projected financial results, and data analytic platforms and Algorithms used to identify potential recoveries.

In addition, on March 10, 2023, the Company received a subpoena from the U.S. Attorney’s Office (“USAO”) in connection with a grand jury investigation in the U.S. District Court for the Southern District of Florida requesting certain information concerning the Company, which requested documents relating to, among other matters, the Company’s proprietary Algorithms and other software used to identify potentially recoverable claims, the drop in the price of the Company’s common stock following the Business Combination, and certain marketing materials and investment agreements presented to potential investors. On July 18, 2024, the Company received an additional subpoena from the USAO, requesting documents related to a Company press release. To the best of the Company’s knowledge, the Department of Justice has not issued any target letters to anyone associated with the Company as a result of this investigation. (The United States Attorney’s Manual states that a “target” is a person as to whom the prosecutor or the grand jury has substantial evidence linking him or her to the commission of a crime and who, in the judgment of the prosecutor, is a putative defendant.)

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

As a result of the matters reported above, we are exposed to greater risks associated with litigation, regulatory proceedings, and government enforcement actions. Any future investigations or additional lawsuits may adversely affect our business, financial condition, results of operations and cash flows, and negatively impact the market price of our Class A Common Stock.

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

We completed a 1-for-25 reverse stock split of our shares of common stock, which may have adverse effects on the trading of our Class A Common Stock.

On June 7, 2024, the Company was notified by Nasdaq Listing Qualifications staff (the “Staff”) that the Company was non-compliant with Nasdaq’s Bid Price Requirement as the closing bid price for the Company’s Class A Common Stock had fallen below $1.00 per share for 30 consecutive business days (April 25, 2024 through June 6, 2024). On September 25, 2024, stockholders holding at least a majority of our outstanding voting capital stock, including our Class A Common Stock and Class V Common Stock, approved by written consent a resolution authorizing the Board of Directors to amend the Company’s Charter, to effect a reverse stock split (the “2024 Reverse Split”) of the Company’s Common Stock at a reverse stock split ratio ranging from 1:3 to 1:30, and to authorize the Company’s Board of Directors to determine, at its discretion, the timing of the amendment and the specific ratio of the 2024 Reverse Split. On November 12, 2024, the Board determined to proceed with the 2024 Reverse Split at a ratio of 1:25, which was effectuated on the open of business on November 18, 2024. On December 3, 2024, the Company received correspondence from Nasdaq stating that the Company’s previously disclosed bid price deficiency had been cured, and that the Company had regained compliance with Listing Rule 5450(a)(1). The effect that the 2024 Reverse Split will have on the market price of our Class A Common Stock cannot be predicted with certainty. There can be no assurance that the per share price of our Class A Common Stock will continue to meet the price criteria or other requirements for continued listing of our common stock on the Nasdaq.

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

The price of our common stock could decline if there are substantial sales of shares of our common stock, if there is a large number of shares of our common stock available for sale, or if there is the perception that these sales could occur. On November 14, 2023, we entered into the Yorkville SEPA, pursuant to which the Company agreed to issue and sell to Yorkville, from time to time, and Yorkville agreed to purchase from the Company, up to $250 million of the Company’s Class A Common Stock for a 36-month period.

We generally have the right to control the timing and amount of any sales of our shares of Class A Common Stock to Yorkville under the Yorkville SEPA, except with respect to Class A Common Stock issued upon conversion of Yorkville Convertible Notes. Sales of our shares of Class A Common Stock, if any, to Yorkville under the Yorkville SEPA will depend upon market conditions and other factors to be determined by us. We may ultimately decide to sell to Yorkville all, some, or none of the shares of Class A Common Stock that may be available for us to sell to Yorkville pursuant to the Yorkville SEPA. However, to the extent that there is a balance outstanding pursuant to the Yorkville Convertible Notes, Yorkville may, at its discretion, deliver a notice under the Yorkville SEPA requiring the issuance and sale of shares of Class A Common Stock to Yorkville at a price per share equivalent to the Conversion Price as determined in accordance with the Yorkville Convertible Notes in consideration of an offset to the Yorkville Convertible Notes; Yorkville, in its sole discretion, may select the amount of any such conversion, provided that the number of shares issued does not cause Yorkville to exceed certain limitations.

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

Pursuant to the Yorkville SEPA, the Company shall not affect any sales under the Yorkville SEPA, and Yorkville shall not have any obligation to purchase shares of our Class A Common Stock under the Yorkville SEPA, to the extent that after giving effect to such purchase and sale: (i) Yorkville would beneficially own more than 9.99% of the Company’s outstanding voting Common Stock at the time of such issuance (the “Ownership Limitation”), or (ii) the aggregate number of shares of Class A Common Stock issued under the Yorkville SEPA together with any shares of Common Stock issued in connection with any other related transactions that may be considered part of the same series of transactions, would exceed 19.99% of the aggregate number of shares of outstanding voting Common Stock as of November 14, 2023 (the “Exchange Cap”). However, on December 6, 2024, stockholders holding at least a majority of our outstanding voting capital stock, including our Class A Common Stock and Class V Common Stock, approved by written consent as required by Nasdaq Rule 5635(d), the issuance of shares of common stock of the Company in excess of the Exchange Cap set forth in the Yorkville SEPA. Effective January 8, 2025, the Exchange Cap was effectively lifted, allowing the Company to issue shares to Yorkville pursuant to the Yorkville SEPA and the Yorkville Convertible Notes in excess of the Exchange Cap.

We generally have the right to control the timing and amount of any sales of our shares of Class A Common Stock to Yorkville under the Yorkville SEPA, except with respect to a Yorkville Advance (as defined herein). Sales of our shares of Class A Common Stock, if any, to Yorkville under the Yorkville SEPA will depend upon market conditions and other factors to be determined by us. We may ultimately decide to sell to Yorkville all, some, or none of the shares of Class A Common Stock that may be available for us to sell to Yorkville pursuant to the Yorkville SEPA. In addition, to the extent that there is a balance outstanding pursuant to the Yorkville Convertible Notes, Yorkville may, at its discretion, deliver a notice under the SEPA requiring a Yorkville Advance. Yorkville, in its sole discretion, may select the amount of any Yorkville Advance, provided that the number of shares issued does not cause Yorkville to exceed the Ownership Limitation, does not exceed the Exchange Cap, or the number of shares of common stock that are registered. As a result of a Yorkville Advance, the amounts payable under the Yorkville Convertible Notes will be offset by such amount subject to each Yorkville Advance.

In connection with the Yorkville SEPA, and subject to the condition set forth therein, Yorkville agreed to advance to the Company in the form of convertible promissory notes (the “Yorkville Convertible Notes”) an aggregate principal amount of $15.0 million. In 2023, the Company issued two Convertible Notes to Yorkville for a combined principal amount of $10 million, resulting in net proceeds of $9.48 million, and in 2024 the Company issued a third Convertible Note to Yorkville in the principal amount of $5.0 million, resulting in net proceeds to us of $4.75 million.

Yorkville may convert the Yorkville Convertible Notes into shares of our Class A Common Stock at a conversion price equal to the lower of: (A)(i) with respect to the initial Convertible Note issued on November 15, 2023, $200.5625, (ii) with respect to the second Convertible Note issued on December 11, 2023, $92.84, and (iii) with respect to the third Convertible Note issued on April 8, 2024, $37.625, or (B) 95% of the lowest daily VWAP during the seven consecutive trading days immediately preceding the conversion (the “Conversion Price”), which in no event may the Conversion Price be lower than $3.75 (the “Floor Price”) (as reduced by the Yorkville Letter Agreement). Yorkville, at its discretion, and providing that there is a balance remaining outstanding under the Yorkville Convertible Notes, may deliver a notice under the Yorkville SEPA requiring the issuance of shares of Class A Common Stock to Yorkville at a price per share equivalent to the Conversion Price as determined in accordance with the Yorkville Convertible Notes; Yorkville, in its sole discretion, may select the amount of any such conversion, provided that the number of shares issued is subject to certain limitations.

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

Moreover, although the Yorkville SEPA provides that we may sell up to an aggregate of $250 million of our Class A Common Stock to Yorkville, only 2.0 million shares of our common stock were registered for resale under the registration statement, which we may elect to sell to Yorkville, in our sole discretion, from time to time from and after the date of, and pursuant to, the Yorkville SEPA or that Yorkville may require that we sell pursuant to a Yorkville Advance. Even if we elect to sell to Yorkville all of the shares of Common Stock, depending on the market prices of our Class A Common Stock at the time of such sales, the actual gross proceeds from the sale of all such shares may be substantially less than $250 million, which could materially and adversely affect our liquidity.

As we have sold substantially all of the 2.0 million shares currently registered for resale to Yorkville, we need to file with the SEC one or more additional registration statements to register under the Securities Act the resale by Yorkville of any additional shares of our common stock, and the SEC would have to declare such registration statement or statements effective before we could sell additional shares. There can be no assurances of such events occurring or the timing of such events occurring.

Pursuant to the Third Virage MTA Amendment, 25% of the Company’s portion of any net proceeds from the Yorkville SEPA would be used to pay down the VRM Full Return after the Yorkville Convertible Notes are fully satisfied. Pursuant to a letter agreement dated November 15, 2024, Nomura agreed to forego payments of up to $4.0 million due under the Nomura Note from proceeds from the sale of Class A Common Stock to Yorkville pursuant to the Yorkville SEPA until March 31, 2025. Moreover, on April 10, 2025, Yorkville agreed to waive Volume Threshold and Maximum Advance Amount limitations set forth in the Yorkville SEPA.

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

While there is an outstanding remaining balance pursuant to one or more of the Yorkville Convertible Notes, we do not exercise absolute control over the timing and amount of the issuance of our Class A Common Stock to Yorkville and, accordingly, it is not possible to predict the actual number of shares we will issue pursuant to the conversion of a Convertible Note, at any one time or in total.

While there is an outstanding remaining balance pursuant to one or more of the Yorkville Convertible Notes, we do not have absolute control over the timing and amount of any issuances of our shares of Class A Common Stock to Yorkville upon conversion of a Yorkville Convertible Note. Sales of our shares of Class A Common Stock, if any, to Yorkville under the Yorkville SEPA will depend upon market conditions and other factors, and the discretion of Yorkville. We may ultimately decide to sell to Yorkville all, some, or none of the shares of Class A Common Stock that may be available for us to sell to Yorkville pursuant to the Yorkville SEPA.

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

In connection with the Yorkville SEPA, and subject to the conditions set forth therein, Yorkville has agreed to advance us an amount of up to $15.0 million, evidenced by the Yorkville Convertible Notes to be issued to Yorkville at a purchase price equal to 95.0% of the principal amount of each Convertible Note. In 2023, the Company issued two Convertible Notes to Yorkville for a combined principal amount of $10 million, resulting in net proceeds of $9.48 million, and in 2024 the Company issued a third Convertible Note to Yorkville in the principal amount of $5.0 million, resulting in net proceeds to us of $4.75 million.

Interest accrues on the outstanding balance of any Convertible Note at an annual rate equal to 5.0%, subject to an increase to 18% upon an event of default as described in the Yorkville Convertible Notes. The maturity date of each Convertible Note will be September 30, 2025 (as extended pursuant to the Yorkville Letter Agreement, defined below), and may be extended at the option of Yorkville. Yorkville may convert the Yorkville Convertible Notes into shares of our Class A Common Stock at a conversion price equal to the lower of: (A)(i) with respect to the initial Convertible Note issued on November 15, 2023, $200.5625, (ii) with respect to the second Convertible Note issued on December 11, 2023, $92.84, and (iii) with respect to the third Convertible Note issued on April 8, 2024, $37.625, or (B) 95% of the lowest daily VWAP during the seven consecutive trading days immediately preceding the conversion (the “Conversion Price”), which in no event may the Conversion Price be lower than $3.75 (the “Floor Price”) (as reduced by the Yorkville Letter Agreement).

Pursuant to the Yorkville SEPA, if any time on or after November 14, 2023, (i) the daily VWAP is less than the Floor Price for ten consecutive trading days (“Floor Price Trigger”), (ii) the Company has issued substantially all of the shares available under the Exchange Cap (as defined below) (“Exchange Cap Trigger”) or (iii) Company is in material breach of the Registration Rights Agreement, dated as of the date hereof, by and between Yorkville and the Company (the “Registration Rights Agreement”) and such breach remains uncured for a period of twenty trading days, or the occurrence of an “Event” (as defined in the Registration Rights Agreement) (“Registration Event Trigger” and collectively with the Floor Price Trigger and the Exchange Cap Trigger, the “Trigger”), are triggered then the Company shall make monthly payments to Yorkville beginning on the seventh trading day after the Trigger and continuing monthly in the amount of $1,500,000 plus an 5.0% premium and accrued and unpaid interest.

On April 8, 2024, the Company and Yorkville reached an agreement (the “Yorkville Letter Agreement”) to: (1) reduce the Floor Price from $32.00 to $25.00; (2) waive the first monthly payment due to the Floor Price Trigger, thereby curing the Floor Price Trigger; and (3) extend the maturity date of the Yorkville Convertible Notes to September 30, 2025. In addition, the parties agreed that the third Convertible Note for $5.0 million would be issued on April 8, 2024. On April 12, 2024, Yorkville further agreed that, to the extent that it holds Class A Common Stock in such quantities that would prevent the Company from utilizing the SEPA solely due to the Ownership Limitation, Yorkville commits to fund an additional advance in the principal amount of $13.0 million on the same terms and conditions as the previous advances pursuant to the Yorkville SEPA. On May 2, 2024, the Company and Yorkville reached an agreement to reduce the Floor Price under the Yorkville SEPA from $25.00 to $12.50. On July 11, 2024, the daily VWAP for our Class A Common Stock had been below the Floor Price for ten consecutive trading days, resulting in a Floor Price Trigger. On July 12, 2024, Yorkville agreed to extend the due date for the first Monthly Payment, due as a result of a Floor Price Trigger, to September 11, 2024. On August 13, 2024, the Company and Yorkville reached an agreement to reduce the Floor Price under the Yorkville SEPA from $12.50 to $3.75, thereby curing the Floor Price Trigger pursuant to the terms of the Yorkville SEPA. On December 6, 2024, stockholders holding at least a majority of our outstanding voting capital stock, including our Class A Common Stock and Class V Common Stock, approved by written consent as required by Nasdaq Rule 5635(d), the issuance of shares of common stock of the Company in excess of the Exchange Cap set forth in the Yorkville SEPA. Effective January 8, 2025, the Exchange Cap was effectively lifted, allowing the Company to issue shares to Yorkville pursuant to the Yorkville SEPA and the Yorkville Convertible Notes in excess of the Exchange Cap. On January 24, 2025, the Company and Yorkville agreed that Monthly Payments resulting from a Floor Price Trigger would be due no sooner than April 30, 2025, and that the Company would initiate Advance Notices weekly to issue and sell shares remaining under an existing effective registration statement. On April 10, 2025, Yorkville further agreed to: (i) extend the due date for the first Monthly Payment to November 30, 2026, (ii) extend the maturity date of the Convertible Notes to November 30, 2026, and (iii) to waive Volume Threshold and Maximum Advance Amount limitations set forth in the Yorkville SEPA.

Risks Related to IT Systems and Cybersecurity

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

We rely on IT networks and systems to process and store electronic information. We collect and store sensitive data, including PHI on our IT networks. Our systems may be vulnerable to physical break-ins, viruses, hackers, and other potential sources of security breaches or incidents. We may not be able to prevent incidents of inappropriate use or disclosure or unauthorized access to or acquisition. Despite the implementation of security measures, our information technology networks and systems have been, and in the future may be, vulnerable to disruptions and shutdowns due to attacks by hackers or breaches due to malfeasance by contractors, employees, and others who have access to our networks and systems. The occurrence of any of these cybersecurity events could compromise our networks and the information stored on our networks could be accessed. Any such access could disrupt our operations, adversely affect the willingness of existing or potential Assignors to do business with us or result in legal claims, liability, reputational damage, or regulatory penalties under laws protecting the privacy of personal information, any of which could adversely affect our business, financial condition, and operating results.

We rely heavily on technology to communicate internally and efficiently perform our services. We have implemented measures that are designed to mitigate the potential adverse effects of a disruption, relocation, or change in operating environment; however, we cannot provide assurance that the situations we plan for and the amount of insurance coverage that we maintain will be adequate in any particular case. In addition, despite system redundancy and security measures, our systems and operations are vulnerable to damage or interruption from, among other sources:

•
power loss, transmission cable cuts, and telecommunications failures;

•
damage or interruption caused by fire, earthquakes, and other natural disasters;
•
attacks by hackers or nefarious actors;
•
human error;
•
computer viruses and other malware or software defects; and
•
physical break-ins, sabotage, intentional acts of vandalism, terrorist attacks, and other events beyond our control.

If we encounter a business interruption, if we fail to effectively maintain our information systems, if it takes longer than we anticipate to complete required upgrades, enhancements, or integrations, or if our business continuity plans and business interruption insurance do not effectively compensate on a timely basis, we could suffer operational disruptions, disputes with Assignors, civil or criminal penalties, regulatory problems, increases in administrative expenses, loss of our ability to produce timely and accurate financial and other reports or other adverse consequences, any of which could have a material adverse effect on our business, financial condition, and results of operations.

As we collect and manage large amounts of data, it is possible that hardware failures or errors in our systems could result in data loss or corruption or cause the information that we collect to be incomplete or contain inaccuracies that our partners regard as significant. If our data were found to be inaccurate or unreliable due to fraud or other error, or if we, or any of the third-party service providers we engage, were to fail to maintain information systems and data integrity effectively, we could experience operational disruptions that may hinder our ability to provide services, establish appropriate pricing for services, retain and attract Assignors, establish reserves, timely report financial results, and accurately and maintain regulatory compliance, among other things. Additionally, as Assignors maintain their own supporting documentation, data, and records, it is possible that they may provide us with erroneous or inaccurate data. The occurrence of any of these events could cause our solutions to be perceived as vulnerable, cause our Assignors to lose confidence in our solutions, negatively affect our ability to attract new Assignors, and cause existing Assignors to terminate or not renew our solutions. If the information is lost, improperly disclosed, or threatened to be disclosed, we could incur significant liability and be subject to regulatory scrutiny and penalties. Furthermore, we could be forced to expend significant resources in response to a security breach, including investigating the cause of the breach, repairing system damage, increasing cyber-security protection costs by deploying additional personnel and protection technologies, notifying and providing credit monitoring to affected individuals, paying regulatory fines and litigating and resolving legal Claims and regulatory actions, all of which could increase our expenses and divert the attention of our management and key personnel away from our business operations.

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

If any of our employees or contractors take, convert, or misuse confidential business information, or we experience a data breach creating a risk of identity theft, we could be liable for damages and our business reputation could be damaged. In addition, we could be perceived to have facilitated or participated in illegal misappropriation of documents or data and, therefore, be subject to civil or criminal liability. In addition, federal and state regulators may take the position that a data breach or misdirection of data constitutes an unfair or deceptive act or trade practice. We also may be required to notify individuals affected by any data breaches. Further, a data breach or similar incident could impact the ability of our Assignors that are creditors to comply with the federal “red flags” rules, which require the implementation of identity theft prevention programs to detect, prevent, and mitigate identity theft in connection with Assignor accounts, which could be costly. If data utilized in our solutions are misappropriated for the purposes of identity theft or similar illegal behavior, it could have a material adverse effect on our reputation, business, financial condition, and results of operations.

Increased cybersecurity requirements, vulnerabilities, threats, and more sophisticated and targeted computer crime could pose a risk to our systems, networks, products, solutions, services, and data.

As the perpetrators of cyberattacks become more capable, as cybercrime becomes commoditized, and as critical infrastructure is increasingly becoming digitized, the risks in this area continue to grow. While we attempt to mitigate these risks by employing certain physical, administrative, and technical measures, including, but not limited to, employee training, logical access controls, monitoring and testing, and maintenance of protective systems and contingency plans, we remain potentially vulnerable to additional known or unknown threats, and we cannot assure that the impact from such threats will not be material.

We regularly assess external and internal cybersecurity-related risks and identify potential improvements to our cybersecurity program, including its staffing, processes, and technology. When potential improvements are identified, we weigh the costs and benefits of such improvements and, if selected, the improvements are added to an agenda for possible implementation. We have incurred, and expect to continue to incur, significant costs implementing additional security measures to protect against existing and emerging cybersecurity threats, which may adversely affect our results of operations, financial position, and cash flow.

Certain of our activities present the potential for identity theft or similar illegal behavior by employees, contractors, or third parties, which could have a material adverse effect on our business, financial condition, and results of operations.

Our solutions involve the use and disclosure of PHI that, in some cases, could be used to impersonate third parties or otherwise improperly gain access to their data or funds. If an employee or contractor were to take, convert, or misuse such information, or we experience a data breach creating a risk of identity theft, we could be liable for damages and our business reputation could be damaged. In addition, we could be perceived to have facilitated or participated in illegal misappropriation of documents or data and, therefore, be subject to civil or criminal liability. In addition, federal and state regulators may take the position that a data breach or misdirection of data constitutes an unfair or deceptive act or trade practice. We also may be required to notify individuals affected by any data breaches. Further, a data breach or similar incident could impact the ability of our Assignors, those of whom are creditors, to comply with the federal “red flags” rules, which require the implementation of identity theft prevention programs to detect, prevent and mitigate identity theft in connection with Assignor accounts, which could be costly. If data utilized in our solutions are misappropriated for the purposes of identity theft or similar illegal behavior, it could have a material adverse effect on our reputation, business, financial condition, and results of operations.

If we fail to comply with applicable privacy, security, and data laws, regulations and standards, including with respect to third-party service providers that utilize sensitive personal information on our behalf, it could have a material adverse effect on our reputation, business, financial condition, and results of operations.

We have Assignors throughout the United States and Puerto Rico, and may expand our business into foreign markets. Our solutions may contain PHI of patients located domestically and abroad. Therefore, we may be subject to the privacy laws of each such jurisdiction, which may vary and, in some cases, can impose more restrictive requirements than federal law. Where state laws are more protective, we have to comply with the stricter provisions. In addition to fines and penalties imposed upon violators, some of these state laws also afford private rights of action to individuals who believe their personal information has been misused. California’s patient privacy laws, for example, provide for penalties of up to $250,000 and permit injured parties to sue for damages. The interplay of federal and state laws may be subject to varying interpretations by courts and government agencies, creating complex compliance issues for us and our Assignors and potentially exposing us to additional expense, adverse publicity, and liability. Further, as regulatory focus on privacy issues continues to increase, and laws and regulations concerning the protection of personal information expand and become more complex, these potential risks to our business could intensify. Changes in laws or regulations associated with the enhanced protection of certain types of sensitive data, such as PHI or personally identifiable information, along with increased customer demands for enhanced data security infrastructure, could greatly increase the cost of providing our services, decrease demand for our services, reduce our revenue, and/or subject us to additional liabilities.

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

In the event we fail to maintain our SOC 2, HITRUST or other certifications, we could be in breach of our obligations under our contracts; fines and other penalties could result, we may suffer reputational harm, and our business could be damaged, limiting our ability to generate revenue.

In addition to government regulations and securities laws, we are subject to self-regulatory standards and industry certifications that may legally or contractually apply to us. These include Security Organization Control 2 (“SOC 2”), with which we are currently compliant. In the event we fail to maintain our SOC 2 compliance or fail to receive recertification from HITRUST, we could be in breach of our obligations under Assignor agreements and other contracts, fines, and other penalties could result, and we may suffer reputational harm and damage to our business. Further, our Assignors may expect us to comply with more stringent privacy and data security requirements than those imposed by laws, regulations, or self-regulatory requirements, and we may be obligated contractually to comply with additional or different standards relating to our handling or protection of data.

Any failure or perceived failure by us to comply with laws or regulations, industry standards, or other legal obligations, or any actual or suspected privacy or security incident, whether or not resulting in unauthorized access to, or acquisition, release or transfer of PHI or other data, may result in governmental enforcement actions and prosecutions, private litigation, fines and penalties, or adverse publicity and could cause our Assignors to lose trust in us, which could have an adverse effect on our reputation and business. We may be unable to make such changes and modifications in a commercially reasonable manner or at all, and our ability to pursue recoveries could be limited. Any of these developments could harm our business, financial condition, and results of operations. Privacy and data security concerns may inhibit retention of our systems by existing Assignors or onboarding onto or, in the case of our Chase to Pay services, adoption of our systems by new Assignors. For more information on Chase to Pay services, please see the section entitled “Business - Chase to Pay.”

If we fail to anticipate and adapt to the growing use of artificial intelligence in our industry, other competing products and services that do so more effectively could surpass us and lead to decreased demand for our platform and products.

The use of artificial intelligence applications is pervasive in the data analytics industry, and we expect its use to grow. If our vendors and business partners adopt new artificial intelligence platforms, we may need to develop integrations and functionalities related to these new networks and platforms to remain competitive. These development efforts may require significant costs, including compliance expenses, research and development costs, and/or licensing fees, all of which could adversely affect our business, cash flow, and operating results.

The use of new and evolving technologies, such as artificial intelligence, in our business may result in spending material resources and presents risks and challenges, which may expose the Company to reputational harm and liability that could have a material adverse effect on our revenue, earnings, and the value of our publicly traded securities.

The rapid evolution of artificial intelligence will require the application of significant resources to design, develop, test, and maintain our products and services to help ensure that artificial intelligence is implemented in accordance with applicable law and regulation to minimize any real or perceived unintended harmful impacts.

Our vendors may incorporate artificial intelligence tools into their services, and the providers of these artificial intelligence tools may not meet existing or rapidly evolving regulatory or industry standards, including with respect to privacy and data security.

Further, bad actors around the world use increasingly sophisticated methods, including the use of artificial intelligence, to engage in illegal activities involving the theft and misuse of personal information, confidential information, and intellectual property. Any of these effects could damage our reputation, result in the loss of valuable property and information, cause us to breach applicable laws and regulations, and adversely impact our business and operating results.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 1C. Cybersecurity.

Overview

The Company maintains robust processes for assessing, identifying, and managing material risks from cybersecurity threats. We are subject to federal and state laws and regulations governing privacy, security, and breaches of patient information and the conduct of certain electronic health care transactions, including, the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and other health information privacy and security requirements. We rely on information technology networks and systems to process and store electronic information. We collect and store sensitive data, including PHI on our information technology networks. As we collect and manage large quantities of data, it is possible that hardware failures or errors in our systems could result in data loss or corruption or cause the information that we collect to be incomplete or contain inaccuracies that our partners regard as significant. Increased global cybersecurity vulnerabilities, threats, computer viruses, ransomware and phishing attacks, and more sophisticated and targeted cyber-related attacks, as well as cybersecurity failures resulting from human error and technological errors, pose a risk to the security of the Company’s systems and networks and the confidentiality, availability, and integrity of data on these products, systems, and networks. We have implemented security measures designed to prevent disruptions and shutdowns of our information technology networks due to attacks by hackers or breaches due to malfeasance by contractors, employees and others who have access to our networks and systems.

We expect to continue to invest in long-term solutions to protect against cybersecurity risks and threats. Except as otherwise provided herein, this Item 1C reflects the Company’s cybersecurity policies and procedures as of December 31, 2024.

In 2024, we did not identify any cybersecurity threats that would have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced undetected cybersecurity incidents. For additional information about these risks, see Part I, Item 1A, “Risk Factors — Risks Related to IT Systems and Cybersecurity” in this Annual Report.

Risk Management and Strategy

The Company employs an IT Security Team that is responsible for assessing and managing cybersecurity risks.

The Company has a designated IT Security Team to maintain its cybersecurity program and oversee third-party service providers that provide cybersecurity protection. The IT Security Team is tasked with the prevention, detection, mitigation, and remediation of cybersecurity incidents through a variety of technical and operational measures, and reports to our DevOPS/Security Manager. The team is comprised of personnel with a broad range of experience across the business and information technology industries, including our DevOPS/Security Manager, and employees in senior legal and administrative roles. The IT Security Team relies on the advice of the Manager DevOPS/Security related to the security of our data and any mitigation steps necessary.

Our DevOPS/Security Manager leads our cybersecurity program and is tasked with supporting our security functions of identifying, preventing, detecting, responding to, and recovering from cybersecurity threats and incidents. The DevOPS/Security Manager has 28 years of experience in IT networking, administration, and security related roles, including nine years at the Company. Prior to joining the Company, our DevOPS/Security Manager served for 15 years in a senior leadership role in the IT department of a large, publicly traded Fortune 500 company. The DevOPS/Security Manager reports directly to the Company’s Chief Technology Officer, and provides quarterly updates to the Cybersecurity Subcommittee on the Company’s cybersecurity program, including cybersecurity risks, incidents, and mitigation strategies.

The identification of cybersecurity risks is a continuous and evolving assessment. As a data company, we are subject to cybersecurity risks. We have identified certain cybersecurity risks specific to our business, which are identified above in Part I, Item 1A, “Risk Factors — Risks Related to IT Systems and Cybersecurity” in this Annual Report.

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

Our offices are physically secured with key card access controls for parking and floor access. In addition, security guards monitor building reception areas and parking garages, and receptionists are located in our lobbies to greet visitors.

The Company engages assessors, consultants, auditors, or other third parties in connection with its cybersecurity processes.

The Company engages third party vendors in connection with our cybersecurity processes, including penetration and vulnerability scanning, auditing of our information security management program (ISMP); and a provider of products and services to secure users, networks, and endpoints against ransomware, malware, exploits, phishing and the wide range of other cyberattacks. In addition, the Company engaged national accounting and advisory services firms to audit the operating effectiveness of our security program, which incorporates cybersecurity in our processes. On an annual basis, the Company conducts a SOC 2 Type II audit and a HITRUST assessment.

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

In 2023, the Company engaged a HITRUST Authorized External Assessor and AICPA member firm `, which completed independent assessments of MSP Recovery’s system. These independent assessments verified that we met the healthcare industry’s highest standards in protecting healthcare information and mitigating this risk, including compliance with the HIPAA Security Rule. On October 13, 2023, HITRUST certified that the platforms, facilities, and supporting infrastructure of our organization meet the HITRUST CSF® v11 Implemented, 1-year (i1) certification criteria. For our cloud computing services, we currently use Amazon Web Services (“AWS”) which is also HITRUST certified. On June 14, 2024, an Independent Service Auditor provided MSP Recovery a report opining that our data recovery system’s commitments and system requirements meet or exceed the stringent SOC 2 Type II applicable trust services criteria.

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

On February 7, 2024, the Board established the Cybersecurity Subcommittee of the Audit Committee (the “Cybersecurity Subcommittee”) to assist the Board in fulfilling its oversight responsibilities with respect to assessing and mitigating the Company’s cybersecurity risks. The Company’s management, under the guidance of the IT Security Team, is responsible for the preparation, presentation, and self-assessment of the Company’s cybersecurity policies and practices. The Cybersecurity Subcommittee shall be comprised of at least one independent director, and is tasked with reviewing and providing high level guidance on cybersecurity-related issues of importance to the Company.

The IT Security Team reports to the Cybersecurity Subcommittee on a quarterly basis to inform the committee about and monitoring, prevention, detection, mitigation, and remediation of cybersecurity incidents, and is tasked with notifying the Cybersecurity Subcommittee of a cybersecurity incident upon discovery. The Cybersecurity Subcommittee held three meetings during the year ended December 31, 2024.

Item 2. Properties.

We lease our corporate headquarters and maintain our executive offices in an office building located at 3150 SW 38th Avenue, Suite 1100, Miami, Florida 33146. We also lease office space in Puerto Rico. We believe that our existing facilities are adequate for our current and planned levels of operation.

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

Cano Health

On July 7, 2023, the Company issued 318,401 shares of Class A Common Stock to Cano Health, LLC (“Cano”) as payment for $61.7 million in deferred compensation related to the following agreements, which the Company had the option to pay in cash or in stock and has elected to pay in stock, of which (i) 129,033 shares of Class A Common Stock were issued as deferred consideration for the assignment of certain claims pursuant to that certain Purchase Agreement, effective as of September 30, 2022, as amended to date, by and between the Company and Cano (“Cano Purchase Agreement”), and (ii) 189,368 shares of Class A Common Stock were issued as deferred consideration for the assignment of certain claims pursuant to that certain Amended and Restated Claims Recovery and Assignment Agreement effective as of December 31, 2021, as amended to date, by and between the Company and Cano (“Cano CCRA”).

On August 10, 2023, the Company sued Cano in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida for declaratory relief and anticipatory breach of the Cano CCRA, Cano Purchase Agreement, and a Service Agreement (collectively, the “Cano Agreements”) between the parties. On the same day, Cano sued the Company in the same court, alleging fraud in the inducement, breach of contract, tortious interference, and unjust enrichment relating to the Cano Agreements. The Company has a $5.0 million receivable outstanding from Cano; however, due to Cano’s Quarterly Report on Form 10-Q filings for the periods ending June 30, 2023 and September 30, 2023, which include a substantial doubt about Cano’s ability to continue as a going concern, and Cano’s subsequent filing of voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code on February 4, 2024, the Company established a reserve for the balance due under such receivable during 2023. These matters were automatically stayed as a result of Cano’s bankruptcy filing. As of June 28, 2024, the Debtors’ Plan has been confirmed and declared effective. The automatic stay of litigation has been lifted and the parties anticipate the ongoing litigation to re-commence under a new scheduling order.

On January 4, 2024, Cano sued Simply Healthcare Plans, Inc. (“Simply”) and the Company and affiliated entities seeking a declaratory judgment to determine whether the Cano Purchase Agreement should be rescinded, and whether Cano or the Company have standing to recover on claims assigned to the Company against Simply under the Cano Purchase Agreement. Cano also sought damages from Simply relating to the claims assigned to the Company under the Cano Purchase Agreement. Effective March 4, 2025, Cano voluntarily dismissed their case against Simply without prejudice.

The Company intends to vigorously assert its position in all Cano related litigation.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Market for our Common Stock and Warrants

Our Class A Common Stock is traded on the Nasdaq Stock Market under the ticker symbol “MSPR.”

Our Class V Common stock is not listed on any stock exchange nor traded on any public market.

Our Public Warrants are traded on the Nasdaq Stock Market under the ticker symbol “MSPRZ.”

Our New Warrants are traded on the Nasdaq Stock Market under the ticker symbol “MSPRW.”

Record Holders

As of December 31, 2024, there were approximately 84 stockholders of record of our Class A Common Stock and the closing price of our Class A Common Stock was $2.27 per share as reported on the Nasdaq Stock Market; there was approximately one holder of record of our Public Warrants, and there were approximately eight holders of record of our New Warrants. As many of our publicly traded securities are held by brokers and other institutions in street name on behalf of beneficial owners, we are unable to estimate the total number of holders for our securities that are represented by these record holders.

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

Unregistered Sales of Equity Securities

Palantir

During the fiscal year ending December 31, 2024, the Company issued 305,133 unregistered shares of Class A Common Stock to Palantir, in exchange for services provided in reliance on Section 4(a)(2) of the U.S. Securities Act of 1933.

John H. Ruiz

Pursuant to a purchase agreement dated March 4, 2024, and as disclosed on his Form 4 dated March 4, 2024, the Company issued 17,544 unregistered shares of Class A Common Stock to Virage in satisfaction of certain obligations of the Company, which shares were subsequently purchased from Virage by Mr. Ruiz.

VRP

In partial satisfaction of amounts owed by the Company pursuant to that certain Services Agreement dated May 20, 2022 between Virage and the Company, on May 23, 2024 the Company issued, among other things, 20,000 shares of the Company’s Class A Common Stock to VRP.

Yorkville

During 2024, the Company sold 1,108,071 shares of Class A Common Stock to Yorkville pursuant to investor and/or advance notices delivered under the Yorkville SEPA at prices between $1.78 and $21.09 per share. The proceeds therefrom were used to: (i) reduce amounts owed under Yorkville Note #1 by $2.8 million and $0.2 million of principal and interest, respectively, for fiscal year 2024, (ii) $0.5 million to fund operations of the Company, and (iii) $2.6 million of payment to reduce amounts owed under the Nomura Note for fiscal year 2024.

Issuer Purchases of Equity Securities

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of the Company’s consolidated results of operations and financial condition. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Consolidated Financial Statements and related Notes included elsewhere in this Annual Report on Form 10-K (the “Annual Report”). Unless the context otherwise requires, all references in this subsection to “we,” or “the Company” refers to Legacy MSP prior to the Business Combination and the Company after the Business Combination. This discussion may contain forward-looking statements based upon the Company’s current expectations, estimates, and projections that involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements due to, among other considerations, the matters discussed under “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements.”

Our Business

MSP Recovery is a leading healthcare reimbursement recovery and data analytics company, providing historical and Near Real-Time solutions for payers, providers, and patients. We focus on discovering losses and recovering improper payments for Medicare, Medicaid, and commercial health insurers, disrupting the antiquated healthcare reimbursement system. We also provide innovative technology and comprehensive services for multiple industries including healthcare and legal.

Medicare and Medicaid are payers of last resort. Too often, they end up being the first and only payers, because the responsible payer is not identified or billed. As Medicare and Medicaid pay a far lower rate than what other insurers are often billed, this costs the healthcare system (and the supporting taxpayers) tens of billions of dollars a year attributable to improper billing and lost recoveries. By discovering, quantifying, and settling the billed-to-paid gap on a large-scale basis, the Company is positioned to generate meaningful annual recovery revenue at high profit margins.

Our access to large volumes of data, sophisticated data analytics platforms, and advanced technology provide a unique opportunity to discover and recover improper healthcare Claims payments. We have developed Algorithms to identify waste, fraud, and abuse in the Medicare, Medicaid, and commercial health insurance sectors. Our team of experienced data scientists and medical professionals analyze historical medical Claims data to identify recoverable opportunities. Once potential recoveries are reviewed by our team, they are aggregated and pursued. Through statutory law and case law, we believe we have an established basis for future recoveries.

We differ from our competitors as we receive our recovery rights through irrevocable assignments of Claims. When we are assigned these rights by our clients, we assume risk that our competitors do not. Rather than provide services under a third-party vendor services contract, we receive the rights to certain recovery proceeds from our Assignors’ Claims (and, in most cases, take assignment of the Claims themselves, allowing us to step into the Assignor clients’ shoes). As we, or our affiliated entities, are assigned the recovery rights associated with Claims, we are the plaintiff in any action filed and therefore exercise control over the direction of the litigation. By receiving Claims through assignment, we can pursue additional recoveries under numerous legal theories that our competitors cannot. Although we own the assigned Claims, for a significant portion of assigned Claims, our ability to pursue recoveries depends on our ongoing access to data associated with those Claims through data access rights granted to us. The termination of said data access rights would substantially impair our ability to generate recoveries on those Claims.

We are entitled to a portion of any recovery rights associated with approximately $1,591 billion in Billed Amount (and approximately $380 billion in Paid Amount), which contains approximately $87.7 billion in Paid Value of Potentially Recoverable Claims, as of December 31, 2024. We believe it would take any competitor significant time to amass the portfolio of Claims rights currently owned by us due to, among things, the volume of our Claims data retained and strength of our data analytics, which we believe are key to attracting new clients that are willing to assign Claims to us.

Healthcare Industry

Our business is directly related to the healthcare industry and is affected by healthcare spending and complexity in the healthcare industry. We estimate that our total potentially serviceable market is over $161.5 billion annually. Our primary focus is on the Medicare and Medicaid market segments. Medicare is the second largest government program, with annual expenditures during 2023 of approximately $1,029.8 billion for approximately 68.0 million enrollees. Medicaid has a combined estimated annual expenditure during 2023 of approximately $871.7 billion for approximately 88.5 million enrollees. Of the billions spent yearly by Medicare on medical expenses for its beneficiaries, we estimate that at least 10% of this was improperly paid by private Medicare plans.

Our potentially serviceable market is impacted by the expansion or contraction of healthcare coverage and spending, which directly affects the number of Claims available. The Centers for Medicare & Medicaid Services has projected that health spending will continue to grow at an average rate of 5.6% a year between 2023 and 2032. We also believe reimbursement models may become more complex as healthcare payers accommodate new markets and lines of business and as advancements in medical care increase the number of testing and treatment options available. As reimbursement models grow more complex and healthcare coverage increases, the complexity and number of Claims may also increase, which could impact the demand for our solutions. Such changes could have a further impact on our results of operations.

As of December 31, 2024, approximately 95.9% of our expected recoveries arise from Claims being brought under the Medicare Secondary Payer Act. While we believe the MSP Act has bipartisan support, changes to the laws on which we base our recoveries, particularly the MSP Act, can adversely affect our business. Our ability to generate future revenue is therefore significantly dependent on factors outside our control.

Our Business Model

Discover Losses/Recover Reimbursements

We receive irrevocable assignments of health Claims recovery rights through CCRAs from a variety of sources including, but not limited to, MAOs, MSOs, HMOs, hospitals, and other at-risk entities. We utilize our proprietary internal data analytics platforms to review healthcare Claims and identify Claims with probable recovery paths.

Once Claims have been assigned, our data analysts run proprietary Algorithms to identify potential recoveries. Results are then quality checked by our internal medical team. We contract with the Law Firm and other law firms across the country to pursue recoveries through the legal system. Where appropriate, the Law Firm contacts primary payers to demand payment of amounts owed. Prior to litigation, there may be an incentive for the primary insurer to settle as, pursuant to the Medicare Secondary Payer Act, an action for damages in the case of a primary plan which fails to provide for primary payment (or appropriate reimbursement) shall be in an amount double the amount otherwise provided.

We engage with each Assignor independently. We are generally entitled to 100% of recoveries pursuant to our CCRAs; from those recoveries, we are typically obligated to pay 50% of Net Proceeds to the Assignor. In certain cases, we have purchased the Assignor’s rights to recovery proceeds in advance of any collection; therefore, entitling the Company to retain 100% of the Net Proceeds. In some instances, we may purchase outright an Assignor’s recovery rights; in this instance, we are entitled to the entire recovery. In some cases, we have entered into arrangements to transfer CCRAs or rights to proceeds from CCRAs to other parties. Such sales include variable consideration in the form of payments that will be made only upon achievement of certain recoveries or based on a percentage of actual recoveries. In other cases, the Company has pledged proceeds which are due to the Company to repay certain obligations, such as the Purchase Money Loan, the Working Capital Credit Facility, and the MTA. We have yet to generate substantial revenue from the recovery model.

Claims Recovery Services

We may also recognize Claims recovery service revenue from our services to clients, assisting entities with the pursuit of Claims recovery rights by identifying recoverable Claims and providing data matching and legal services. Under our Claims recovery services model, we do not own the rights to Claims but provide our services for a fee based on budgeted expenses for the month with an adjustment for the variance between budget and actual expense from the prior month. The fees received pursuant to a Claims recovery service agreement are related to expenses incurred and are not tied to the Billed Amount or potential recovery amounts. Although we believe our future business to be highly tied to the Recovery model and Chase to Pay, we may enter into these contracts as the market dictates. The Company did not recognize any Claims recovery service income during the year ended December 31, 2024.

Industry Solutions

The MSP Ecosystem

MSP Recovery has developed a comprehensive ecosystem to enhance healthcare reimbursement processes, integrating advanced data analytics, Near Real-Time insights, and technological tools to provide connectivity between property and casualty insurers, health plans, providers, patients, and stakeholders. This integrated ecosystem analyzes data from various sources to identify responsible parties, assists providers in receiving reasonable and customary rates for accident-related treatment, shortens the company’s collection time frame, and increases revenue visibility and predictability for its users.

The Chase to Pay platform was designed to significantly improve payment accuracy in our fragmented healthcare system. Chase to Pay is a near real-time analytics driven platform that identifies the proper primary insurer at or near the point of care, helping to determine primary and secondary payers. Chase to Pay is intended to integrate with medical utilization platforms used by providers during patient care and treatment. Rather than allow a wrongful payment whereby the secondary payer needs to chase down the primary payer to collect a reimbursement, Chase to Pay helps to prevent wrongful payments in the first place, and ensures that the correct payer pays. Furthermore, as primary payers typically pay a negotiated or commercially reasonable rate, rather than the deeply discounted Medicare rate; the Company is entitled to pursue the full amount that primary payer would have been responsible to pay, had they paid in the first instance.

As Chase to Pay was designed to work at or near the point of care, it is expected to substantially improve the propriety of payments and decrease the legal costs of recovery. As a result, when implemented, Chase to Pay is expected to improve the net recovery margin as the recovery multiple grows and variable legal costs to recover decline. As a result of having already received data from property & casualty insurance carriers we've settled with for historical claims, and based on the agreement with said carriers to receive data for one year from the date of the settlement, the Chase to Pay platform can be utilized to pursue additional recoveries by matching the insurance carrier with Claims data received from our Assignors.

Although we have not yet generated revenue from this platform, some Assignors send data to the Company on a monthly or quarterly basis. The Company is working to increase the number of Assignors that provide daily data outputs. We are currently in the process of determining the pricing and form of these arrangements.

MSP/Palantir Clearinghouse Platform

The clearinghouse platform, created in collaboration with Palantir, was developed to identify, quantify, and resolve outstanding liens. By law, Medicare and MA Plans are payers of last resort, making no-fault insurers the primary payers, responsible to exhaust their policy limits to pay for accident-related claims before Medicare bears any responsibility. Healthcare providers often submit Claims for the payment of medical services rendered after an accident to the patient’s health insurer, either seeking “conditional payments,” pending reimbursement by a primary payer, or entirely unaware that a primary payer has payment obligations. Medicare is unable to effectively verify if and how much is owed for any particular claimant if they are not aware that there is a Primary Payer involved.

Federal law requires primary payers to maintain and report the “key identifiers” for all claimants (such as their name, Social Security number, address, etc.) used to determine a claimant’s Medicare status before settling any injury claim. These steps are required to ensure that Medicare is alerted to primary payer obligations in order to seek reimbursement. Primary payers routinely fail to fulfill these two duties, resulting in improper Medicare payments, rather than payments made by responsible parties, as required by law. The Company has proven that, in some instances, primary payers have a reporting rate as low as 2%, thus those certain primary payers have failed to comply with the law 98% of the time.

We expect that the clearinghouse platform is a potential solution to this systemic problem, integrating advanced artificial intelligence (“AI”) tools, natural language processing (“NLP”), and machine learning (“ML”) to create a robust data analytics system capable of capturing and managing extensive healthcare data from multiple sources.

Key Features and Benefits:

•
Near Real-Time Data Analytics: The clearinghouse platform provides an expansive repository of data from patients, attorneys, healthcare providers, health insurers, and property and casualty insurers that can be utilized to determine payer obligations.
•
Enhanced Connectivity: With the ability to connect property and casualty insurers to health plans and downstream medical providers, the clearinghouse platform can address inefficiencies arising from improper payments related to accident-related injuries. This connectivity streamlines the reimbursement process, ensuring that healthcare payers and providers receive appropriate compensation, helping to reduce administrative burdens.
•
Advanced Data Management: The utilization of AI, NLP, and ML to process and analyze large volumes of healthcare data helps enhance the accuracy and efficiency of claims management and payment integrity.
•
Legal Integration: The clearinghouse platform integrates legal, data, and healthcare knowledge, providing a unified ecosystem that streamlines the processing of claims reconciliation. It may also be used by primary payers to proactively resolve liens and ensure compliance with federal laws.

Through the clearinghouse platform, the Company aims to transform the healthcare reimbursement system by leveraging advanced technologies to improve data connectivity and enhance operational efficiency, leading to improved patient outcomes.

EHR Platform

MSP Recovery has developed an Electronic Health Record (“EHR”) platform (the “EHR Platform”), enabling patients and their authorized third-party representatives to collect, distribute, and export their EHR securely, facilitating informed decision-making and improved healthcare outcomes. The EHR Platform streamlines the retrieval and analysis of medical data. It also provides comprehensive insights for healthcare providers, enhancing efficiency, and monitoring outcomes and key performance indicators. The use of blockchain technology tokenization helps improve accuracy in patient care and treatment while minimizing errors in billing and payment. This aims to prevent fraud and abuse while supporting proactive, patient-centered care.

Recent Updates

2024 Reverse Stock Split

Effective 11:59 PM EDT on November 15, 2024, the Company filed a Certificate of Amendment to its Second Amended and Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware to effect a 1-for-25 reverse stock split of the Company’s Common Stock (the “2024 Reverse Split”). The stock began trading post split on November 18, 2024 under the same symbol. As a result of the 2024 Reverse Split, every 25 shares of the Company’s Common Stock were converted into one share of the Company’s new Common Stock. Fractional shares resulting from the 2024 Reverse Split were rounded up to the nearest whole number. The 2024 Reverse Split automatically and proportionately adjusted, based on the 1-for-25 split ratio, all issued and outstanding shares of the Company’s Common Stock, as well as the terms of warrants and other derivative securities outstanding at the time of the effectiveness of the 2024 Reverse Split. Proportionate adjustments were made to the per share exercise price and the number of shares issuable upon the exercise of all outstanding stock options and warrants to purchase shares of Common Stock.

Primary Market Transfer

On December 6, 2024, the Company received notification from the Staff that the Company’s application to transfer the listing of its Class A Common Stock and publicly traded warrants from the Nasdaq Global Market to the Nasdaq Capital Market was approved. The Company’s securities transferred to the Nasdaq Capital Market at the opening of business on December 10, 2024. The Nasdaq Capital Market operates in substantially the same manner as the Nasdaq Global Market, and listed companies must meet certain financial requirements and comply with Nasdaq’s corporate governance requirements.

Symbol Change

Effective December 9, 2024, the Company consolidated all lines of business under the MSP Recovery brand, and the Company’s Class A Common Stock, New Warrants, and Public Warrants began trading on Nasdaq under the ticker symbols “MSPR,” “MSPRW,” and “MSPRZ,” respectively. Prior to this change, the Company was known as LifeWallet.

Going Concern

The Company has assessed its ability to continue as a going concern. Refer to the “Going Concern” section within Liquidity and Capital Resources below for analysis and conclusion.

Impairment of Intangible Assets

During the Company’s fourth quarter review of its CCRAs, the Company identified potential impairment indicators, such as recurring operating losses, and a lack of substantial revenue generated from our Claims portfolio to date, which it considered in its evaluation of its definite-lived intangible assets. As a result, the Company performed a recoverability analysis on the definite-lived CCRA intangible assets in the fourth quarter of 2024. The recoverability analysis primarily included unobservable inputs, including internally developed assumptions about the estimated market share of insurance carriers that may not have paid claims due to Assignors, undiscounted cash flows of potential estimated recoveries from those carriers, the corresponding direct costs associated with those estimated recoveries, and the Company’s ability to successfully litigate or negotiate settlements.

An asset group is impaired if the estimated undiscounted cash flows are less than the asset group’s carrying value. Impairment is measured by the amount by which the carrying value exceeds fair value. The Company performed a probability-weighted undiscounted net cash flow analyses, taking into account various scenarios of expected cash flows, some of which rendered positive results, while others rendered negative results. Given that the probability-weighted average cash flows of all scenarios were below the carrying value, the Company performed a fair value assessment to measure impairment loss.

The fair value assessment of the intangible assets was determined using the income approach. The significant inputs and assumptions used in the estimate of fair value were primarily Level 3 inputs, and include internally developed assumptions used in the undiscounted analysis, as well as the determination of an appropriate discount rate. The Company’s estimation of the fair value of its CCRA intangible assets resulted in a non-cash impairment charge amount of $752.7 million recorded during the fourth quarter of 2024 in Impairment of intangible assets in the consolidated statement of operations for the year ended December 31, 2024. The estimation of the fair value requires significant management judgment with respect to the estimates discussed above. The estimates of the fair value are based on the best information available as of the date of the assessment. Small changes in the significant inputs and assumptions would increase or decrease estimated discounted future operating cash flows and could increase or decrease an impairment charge by a material amount. If actual results or future expectations are not consistent with the assumptions used in our estimate of fair value, it may result in the recording of additional impairment charges in the future which could be material.

2024 Settlements

During fiscal year 2024, the Company entered into comprehensive settlements with property and casualty insurers (the “P&C Insurers”) on March 1, 2024, April 18, 2024, July 16, 2024, and November 11, 2024. Although the identity of the parties and terms of settlement are confidential, the settlement terms include:

•
Agreements to provide historical data for claimants and also assist the Company in reconciling its relevant current and future assigned Medicare claims (applicable to all settlements);
•
The P&C Insurers’ Implementation of the Company’s coordination of benefits clearinghouse platform (applicable to the March 1, July 16, and November 11 settlements);
•
Agreements to resolve cooperatively, or through binding mediation, relevant Medicare claims (liens) that MSP Recovery owns today and in the future (applicable to all settlements);
•
Agreements that the P&C Insurers are primary payers for any unreimbursed Medicare lien that the Company identifies from data sharing, and the P&C Insurers’ agreement to assign all rights to collect against other third parties that either failed to pay liens or collected twice from Medicare funds and the P&C Insurers (applicable to all settlements); and
•
Cash payments from the P&C Insurers to settle existing historical claims (applicable to all settlements).

In addition, the Company entered into confidential settlement agreements with certain pharmaceutical manufacturers, medical device manufacturers, and patient assistant organizations:

•
On August 19, 2024, the Company announced a $3.1 million cash settlement with a pharmaceutical manufacturer in a case where the Company alleged that the manufacturer increased the price of a drug in violation of antitrust laws.
•
On November 11, 2024, the Company entered into a confidential settlement agreement with a medical device manufacturer totaling $760,000, where the Company alleged that the manufacturer increased the price of a medical device in violation of antitrust laws.
•
On November 21, 2024, the Company reached a preliminary settlement totaling $2.0 million where the Company alleged violations of the Racketeer Influenced and Corrupt Organizations Act, and violation of various state consumer protection laws and unjust enrichment laws. The terms of the settlement are a combination of monetary and non-monetary consideration, with the non-monetary consideration involving the Company’s acquisition of prescription drug claims data that may assist the Company to identify and recover against other responsible parties, including other pharmaceutical manufacturers and distributors.

Yorkville Amendments

At the close of Primary Market trading on October 18, 2024, the daily VWAP for MSP Recovery, Inc.’s (the “Company”) Class A Common Stock was below the Floor Price (which is $3.75), as defined in the Exchangeable Promissory Notes (“Notes”) issued to YA II PN, Ltd. (“Yorkville”) pursuant to the Standby Equity Purchase Agreement dated November 14, 2023, as amended (the “SEPA”), by and between Yorkville and the Company, for ten consecutive Trading Days, resulting in a Floor Price Trigger pursuant to the Notes. Upon the occurrence of a Trigger Event, the Company shall make monthly payments (“Monthly Payments”) beginning on the 7th Trading Day after the date of the Trigger Event and continuing on the same day of each successive month.

On April 10, 2025, Yorkville agreed: (i) that the first Monthly Payment, as set forth in Section (1)(c) of the Notes, would be due from the Company no sooner than November 30, 2026, (ii) the maturity date of the Convertible Notes is extended to November 30, 2026, and (iii) to waive Volume Threshold and Maximum Advance Amount limitations set forth in the Yorkville SEPA.

Capitalized but undefined terms have the same meaning as set forth in the Yorkville SEPA and the Notes.

LSA Amendment

On April 14, 2025, Lionheart II Holdings, LLC (“Lionheart”), a wholly owned subsidiary of the Company, executed Amendment No. 1 to its Legal Services Agreement with La Ley con John H. Ruiz, P.A. d/b/a MSP Recovery Law Firm (“La Ley”), and MSP Law Firm, PLLC (collectively with La Ley, “Law Firm”) which, effective December 31, 2024: (i) terminates any obligation by the Company or its subsidiaries to provide further advances to fund the Law Firm, and provides that any Compensation earned by the Law Firm will be first used to repay the Advance Balance to Lionheart.

Restructuring Plan

As described in our Current Report on Form 8-K filed with the SEC on April 10, 2025, on April 4, 2025, Virage Recovery Master, LP (“Virage”); Virage Capital Management, LP; Hazel Partners Holdings, LLC (“HPH”); Hazel Holdings I, LLC (and together with HPH, “Hazel”); La Ley con John H. Ruiz P.A. d/b/a MSP Recovery Law Firm; MSP Recovery, LLC; MSP Law Firm PLLC; MSP Recovery, Inc. (the “Company”), John H. Ruiz, and Frank C. Quesada (collectively, the “Parties”) entered into a term sheet (the “Term Sheet”) agreeing to certain terms and transactions that are designed to reduce costs of the Company through a servicer, deleverage the Company by converting certain debt of certain creditors into equity, provide access to $9.75 million of bridge funding to the Company (of which $6.5 million remains available through July 2025 (of which $6.5 million remains available through July 2025 pursuant to the Term Sheet, $2.75 million of which remains available under the Operational Collection Floor at the sole discretion of HPH) and up to $25 million of working capital for New Servicer (as defined below), and focus the Company’s operations, through the New Servicer, on the core business model of pursuing recoveries under the MSP Laws so that it can achieve its long-term recovery goals. Beyond July 2025, the Company’s anticipated sources of funding include the MSP Principals’ commitment to pledge $25 million of collateral to backstop additional working capital funding for the Company, potential distributions under our Standby Equity Purchase Agreement with YA II PN, Ltd. (the “Yorkville SEPA”), and claims recovery proceeds, subject to debt obligations on certain of the claims.

These proposed transactions are subject to, among other things, further negotiation and the execution of definitive agreements, regulatory approvals, certain third-party consents and approvals, and shareholder approvals if required by the Nasdaq Stock Market. The obligation of Hazel and its affiliates to enter into definitive documents is subject to the satisfaction of various conditions precedent, at their sole discretion, including, but not limited to, satisfactory finalization of due diligence and all required internal approvals, receipt of certain third-party consents required, and finalization of documentation. Consummation of the transactions contemplated by the Term Sheet are also subject to additional fundings by other parties and certain debt concessions by other stakeholders. As a result, there can be no guarantee that the transactions contemplated by the Term Sheet will be consummated.

The proposed transactions include, but are not limited to, the following transactions:

1.
Establishment of New Servicer

The Company shall establish a new subsidiary (“New Servicer”) to provide and control recovery efforts, by way of litigation, demand letters, settlements, or other means, in connection with existing claim recovery rights (to the extent assignable), and those acquired in the future, held in special purpose vehicles (“SPV”), wholly owned by New Servicer, to hold any new claims acquired. The

Company will license its intellectual property to the New Servicer in exchange for a license fee of 17.5% of New Servicer’s excess cash flow, with a minimum fee of $1.55 million paid on May 30, 2025, and June 30, 2025. New Servicer will be funded by an affiliate of Hazel (hereinafter, “Funder”), up to $25 million in funding, as set forth below, with a right of first refusal for additional funding needs. New Servicer will be independently managed and be separately governed by an independent board of directors, including a chief executive officer chosen by Funder and consented to by the Company, one director chosen by the Company, and one independent director chosen by Funder and approved by the Company. Funder’s governance rights shall terminate once all Hazel loans have been repaid in full, and Funder’s Recovery Rights Interest (as defined below) in the New Servicer is less than 10%. Virage shall have observer rights to the New Servicer board of directors until the amounts owed to Virage pursuant to the Master Transaction Agreement dated March 9, 2022, as amended (the “MTA”), which was approximately $1.1 billion as of December 31, 2024 (the “VRM Full Return”) has been repaid and Virage’s equity interest in the Company is less than 10%.

2.
Working Capital Funding for the New Servicer

Funder has agreed to extend a line of credit to New Servicer of up to $25 million, funded in tranches of up to $1.75 million per month, subject to the New Servicer meeting certain milestones (which are currently being negotiated and to be agreed in definitive documentation), beginning September 2025, with a maturity date of June 30, 2027. New Servicer funding will accrue interest at the Secured Overnight Financing Rate (“SOFR”) plus 5% per annum for one year, and SOFR plus 10% thereafter. Funder will establish a first lien on the New Servicer; the Company will not guaranty the loan to fund New Servicer.

In addition, Funder or Hazel is entitled to receive to up to 35% of New Servicer’s excess cash flow (the “Recovery Rights Interest”). At its option, Funder may convert, in whole or part, its Recovery Rights Interest for up to 30% of the then outstanding shares of Company’s equity, measured as of the Closing and subject to dilution for stock issuance thereafter.

3.
Additional Bridge Financing for the Company

Moreover, Hazel agreed to provide up to $9.75 million in bridge loan funding to the Company under the existing Operational Collection Floor facility (in addition to the $16.0 million previously funded under the facility) in the amounts of: (i) $1.75 million for March 2025, which was funded on February 28, 2025; (ii) $1.5 million for April 2025, which was funded on April 4, 2025; (iii) $1.5 million for May 2025, to be funded on or about April 30, 2025; (iv) up to $2.0 million to fund the legal, accounting, and administrative expenses associated with the reorganization, subject to certain terms and customary conditions acceptable to Hazel, and minimum license fees of (v) $1.55 million for June 2025; and (vii) $1.55 million for July 2025. Funding is conditional, in part, on an increase in the pledge of collateral and personal guaranty by $9.75 million by Messrs. Ruiz and Quesada (the “MSP Principals”). Such minimum license fee payment will be paid from the Bridge Loan.

Beyond July 2025, the MSP Principals have committed to pledge $25 million of collateral to backstop additional working capital requirements of the Company, in addition to other previous sources of funding, including cash proceeds from the sale of Class A Common Stock to Yorkville pursuant to the Yorkville SEPA, and the proceeds from claims recoveries, subject to lien repayment on certain claims. In addition, the Company expects annual costs reductions due to New Servicer operations and shall be funded by the Funder (through New Servicer).

In addition, the Term Sheet requires (and is conditioned upon) La Ley con John H. Ruiz, P.A. d/b/a MSP Recovery Law Firm and MSP Law Firm, PLLC, collectively, raising $25 million for operational funding over two years, subject to similar milestones (to be agreed upon) as per the New Servicer funding, and to be entered into at completion of the proposed transaction.

4.
Debt Restructuring

In exchange for a 43% equity interest in the Company (inclusive of shares currently held and those shares acquired through warrant exercises pursuant to the Virage Term Sheet discussed below) Virage has agreed to waive all claims and release all liens against the Company relating to the VRM Full Return (approximately $1.1 billion as of December 31, 2024), and the Parties agree that the VRM Full Return will be paid only from: (i) a junior lien against Subrogation Holdings proceeds, (ii) claims currently owned by Virage, (iii) liens over two tranches of claims currently owned by Hazel (which Hazel shall release as part of the reorganization transaction) and (iv) a non-recourse second lien up to $100 million over 50% of the proceeds from the New Servicer and associated SPVs, to the extent that the VRM Full Return has not been repaid.

In addition, the MSP Principals have agreed to convert 100% of the Company’s debt obligation to them, totaling approximately $144 million, into shares of the Company’s Class A Common Stock, the full and final amount of the debt-to-equity conversion is subject to tax analysis and approval of the MSP Principals and the Company’s Board of Directors.

Hazel’s existing loans to Subrogation Holdings and the amount of Company’s guaranty (currently approximately $100 million) remain unchanged except that such lien shall now exclude the Company’s intellectual property. Hazel agreed, subject to obtaining third-party consents, to extend the maturity date on all outstanding obligations to November 30, 2026. To secure the repayment of the existing Hazel loans to the extent such loans have not been repaid in full, the Company shall, for a principal amount of up to $235 million with an interest rate of SOFR plus 10% per annum: (i) pledge to Hazel 50.1% of the New Servicer and associated SPV equity interests; and (ii) grant a lien over 50% of the proceeds from New Servicer and associated SPVs, once the New Servicer funding has been repaid. In addition, to the extent the VRM Full Return has not been repaid, Virage has second lien of up to $100 million over 50% of the proceeds from New Servicer and associated SPVs.

On January 13, 2025, the Board delegated to an independent committee of the Board of Directors (the “Independent Committee”) the power and authority to, among other things, determine on behalf of the Board and the Company whether, to the extent any conflicts or potential conflicts exist or arise in the future among the Company and Messrs. Ruiz and Quesada, certain Restructuring and Proposals are advisable and fair to, and in the best interests of, the Company and its stockholders. The Independent Committee reviewed the Term Sheet and engaged legal counsel and financial advisors that are familiar with the Company and restructuring transactions to determine if the Term Sheet is advisable and fair, and in the best interests of the Company and its stockholders. Although the Independent Committee identified material conflicts, those conflicts involve conditions precedent to the Term Sheet, and are resolvable to the satisfaction of the Independent Committee in furtherance of the Term Sheet and in the best interest of the Company; as such, the Independent Committee determined that it is advisable and in the best interests of the Company to approve the signing of the Term Sheet and subsequent entry into agreements consistent with the terms set forth therein.

Pursuant to the Term Sheet, the parties expect to enter into one or more definitive agreements by April 30, 2025.

VRM Warrant Issuance and Restructuring

Pursuant to the first Amendment to the Master Transaction Agreement, dated April 11, 2023 (the “First Amendment”), for each calendar month beginning with January 31, 2024 and ending when the VRM Full Return (as defined in the Master Transaction Agreement dated March 9, 2022 (as amended, the “MTA”)) is paid in full, the Company is required to either: (i) pay in cash or (ii) issue a warrant to purchase a number of shares of Class A Common Stock of the Company, or some combination thereof, to Virage Recovery Master LP (“VRM”) equal to the quotient of 1% of the calendar month-end balance of the Unpaid Base Amount (as defined in the MTA) (the “Required Monthly Issuance”). On April 14, 2025, the Company issued VRM Monthly Warrants for November 2024 and December 2024, for 3,277,808 and 6,332,792 shares respectively, exercisable at a purchase price of $0.0001 per share for a period of two years from the original issuance date, exercisable on a cashless basis only. To date, the Company has issued 12 warrants to VRM pursuant to the First Amendment, entitling Virage to purchase 19,361,939 shares of Class A Common Stock.

In connection with negotiations to restructure the Company’s obligations under the MTA, on February 18, 2025, the Company entered into a term sheet agreement with Virage (the “Virage Term Sheet”) to amend the MTA, whereby Virage and the Company agreed, subject to certain conditions, which have not been met as of the date of this Annual Report on Form 10-K, to enter into definitive documentation at a later date to: (i) exercise the VRM Warrants to purchase that number of shares that would result in Virage owning 33 1/3% of the then issued and outstanding Common Stock (the “Warrant Exercise”), (ii) surrender to the Company any remaining unexercised VRM Warrants, or portions thereof, for termination, (iii) contemporaneous with the Warrant Exercise, terminate its agreement to hold no more than 9.99% of the outstanding Common Stock of the Company, (iv) subject to certain conditions, grant proxy voting rights to the MRCS Principals over an amount of shares of Common Stock issuable to Virage from the Warrant Exercise such that the MRCS Principals will have voting control over 51% of the total outstanding Parent Class A Common Stock, and (v) terminate any obligation of the Company to satisfy the Required Monthly Issuance. These proposed transactions under the Virage Term Sheet are subject to, among other things, further negotiation and the execution of definitive agreements, regulatory approvals, and shareholder approvals if required by the Nasdaq Stock Market; as a result, there can be no guarantee that the transactions thereby will be consummated.

Key Factors Affecting Our Results

Our Claims Portfolio

We differ from our competitors because we obtain our recovery rights through irrevocable assignments. When we are assigned these rights, we take on the risk that such Claims may not be recoverable. We are entitled to pursue a portion of any recovery rights associated with approximately $1,591 billion in Billed Amount (and approximately $380 billion in Paid Amount), which contained approximately $87.7 billion in Paid Value of Potentially Recoverable Claims, as of December 31, 2024. We are typically entitled to 100% of recovery rights pursuant to our CCRAs, but contractually obligated to pay 50% of gross recoveries to the Assignor. In certain cases, we have purchased from our Assignors the rights to 100% of the recovery. By discovering, quantifying, and settling the gap between Billed Amount and Paid Amount on a large scale, we believe we are positioned to generate substantial annual recovery revenue at high profit margins for our assigned Claims. In litigation, our experienced management and legal teams provide us with a competitive advantage. While our model of being assigned the Claim rights allows us the flexibility to direct the litigation and potentially generate higher margins, we have, on an opportunistic basis, paid the Assignor an up-front purchase price for these rights.

To date, we have not generated substantial revenue from our Claims portfolio, and our business model is dependent of achieving revenue from this model in the future. If we are unable to recover the up-front purchase price from the assigned Claims or the investments we have made in pursuing recoveries, it would have an adverse effect on our profitability and business.

Our potential Claims recovery income in a given period will be impacted by the amount of Claims we review and ultimately pursue. The number of Claims that we review is driven by the Claims we receive through assignment. As we are assigned more Claims, we can review the Claims and identify additional recoveries. To expand our Assignor base and obtain more Claims, we plan to implement new strategies to secure new Assignors. These strategies will include a platform to educate potential Assignors about our company, making strategic business partnerships, potential mergers, as well as other marketing strategies. Our Assignors have grown from 32 Assignors in 2015 to over 160 Assignors to date. If we are unable to continue to attract new Assignors to our platform, this could adversely affect future profitability.

In addition to obtaining new Claims, our ability to collect on identified Claims at our estimated multiples is key to our future profitability. Pursuant to the MSP Laws, we believe we are entitled to pursue reasonable and customary rates. Under existing statutory and case law, the private cause of action under the MSP Act permits the pursuit of double damages when a primary plan fails to provide for primary payment or appropriate reimbursement. In addition to double damages, federal law and regulations provide express authority to pursue statutory interest from primary payers on any amounts owed.

As a result, we may pursue double damages and statutory interest in our MSP Act-related recoveries. We seek to recover these amounts under either the recovery model or the Chase to Pay platform. Federal law also expressly provides MAOs with the right to charge providers for the Billed Amount when accident-related liability exists. Per the terms of various legal services agreements that MSP Recovery has with the Law Firm, for legal services provided, the Law Firm would receive a percentage of the total Claim recovery which would include double damages and additional penalties.

Our Claims recovery revenue is typically recognized upon reaching a binding settlement or arbitration with a counterparty or when the legal proceedings, including any appellate process, are resolved. A decrease in the willingness of courts to grant these judgments, a change in the requirements for filing these cases or obtaining these judgments, or a decrease in our ability to collect on these judgments could have an adverse effect on our business, financial condition, and operating results. Of the Claims identified as potentially recoverable, relating to our accident-related cases as of December 31, 2024, approximately 86.8% of claims are already in the recovery process, which are claims where either the recovery process has been initiated, data has been collected and matched, or resolution discussions are in process.

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

Total Paid Amount: The term Paid Amount is defined in the Glossary of Terms section above. As we continue to expand, we anticipate our revenue growth will be greatly dependent on our ability to increase the total Paid Amount and, correspondingly, the Paid Value of Potentially Recoverable Claims, in our portfolio. Management believes this metric is a useful measure to investors and is useful in managing or monitoring company performance because we view an increase in Paid Amount as a positive indicator as it should provide the Company with the ability to increase the Paid Value of Potentially Recoverable Claims. Conversely, a decrease would produce a diminishing expectation of the Paid Value of Potentially Recoverable Claims.

Paid Value of Potentially Recoverable Claims (“PVPRC”): The term PVPRC is defined in the Glossary of Terms section above. We analyze our Claims portfolio and identify potentially recoverable Claims using our Algorithms to comb through historical paid Claims data and search for potential recoveries. PVPRC is a measure of the Paid Amount that has been paid to providers in respect of those potentially recoverable Claims. Management believes this measure provides a useful metric for potential recoveries, but it is not a measure of the actual amount that may be recovered with respect to potentially recoverable Claims, which in turn may be higher or lower based on a variety of factors. As non-compliance with Section 111 reporting requirements is commonplace, responsible reporting entities (RRE) routinely fail to report their responsibility to make primary payments; for this reason, data matching is often required to determine which reporting entity is responsible to reimburse a given potentially recoverable Claim. Our ability to generate future Claims recovery income is largely dependent on our ability to accurately identify potentially recoverable Claims through our data analytics and ultimately recover on these Claims. Management believes this metric is a useful measure to investors and in managing or monitoring company performance because we view an increase in PVPRC as a positive indicator as it should provide the Company with the ability to increase Claims recovery income and otherwise shows growth.

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

Recovery Multiple: The vast majority of our recoveries are sought pursuant to the MSP Laws; however, some recoveries are sought under product liability, antitrust, and other various causes of action. For recoveries sought pursuant to the MSP Laws, we generally pursue amounts in excess of the Paid Amount; in other cases, such as antitrust or product liability, the cause of action will dictate the amount pursued. The Recovery Multiple is the amount of any generated Claims recovery income obtained by the Company in respect to any Claims as compared to the Paid Amount of those Claims (e.g., if a given Claim had a Paid Amount of $100, a $300 recovery would represent a Recovery Multiple of 3x). For these purposes, we record values under the Recovery Multiple once we have recorded Claims recovery income, either through the receipt of cash or recognition of accounts receivable on the Claims. Management believes this metric is useful to investors to manage or monitor the Company’s performance because the Recovery Multiple provides a measure of our ability to recover on Claims recovery rights. A Recovery Multiple above 1x would illustrate the Company’s ability to recover amounts in excess of the Paid Amount. As actual recoveries have been limited to date, this measure has limited utility for historical periods. However, management believes this measure will become more meaningful during the next 12 months and beyond to the extent the Company begins to report substantive recoveries.

As of December 31, 2024, the Company has obtained settlements where the Recovery Multiple was or would be in excess of the Paid Amount, settlements at or below the paid amount, and settlements where the Recovery Multiple cannot be calculated with certainty on the settlement date, as these settlements include, in addition to cash payments, non-cash consideration, including, but not limited to agreements: (i) to assign Claims for the Company to pursue recoveries against plaintiffs’ attorneys and medical providers, (ii) to provide historical data and assistance in reconciling current and future Medicare claims; (iii) to implement the clearinghouse platform; and (iv) to resolve cooperatively, or through binding mediation, recoverable Medicare Claims that the Company owns today and/or obtains in the future.

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

	Year Ended December 31,
$ in billions	2024	2023	2022
Paid Amount	$380.4	$369.8	$374.8
Paid Value of Potentially Recoverable Claims(2)	87.7	88.9	89.6
Billed Value of Potentially Recoverable Claims	375.3	373.5	377.8
Recovery Multiple(1)	0.08	N/A	N/A
Penetration Status of Portfolio	86.8%	86.8%	85.8%
1.
During the year ended December 31, 2024, the Company received gross recoveries of $18.1 million, of which the Recovery Multiple for recoveries obtained pursuant to the MSP Laws was 1.32 times the Paid Amount, and the Recovery Multiple for recoveries obtained pursuant to non-MSP Laws, including antitrust and unfair trade practice laws, was 0.04 times the Paid Amount. During the years ended December 31, 2023 and 2022, recoveries were not meaningful, and so no multiple is provided.
2.
On August 10, 2022, the United States Court of Appeals, Eleventh Circuit held that a four-year statute of limitations period applies to certain claims brought under the Medicare Secondary Payer Act’s private cause of action, and that the limitations period begins to run on the date that the cause of action accrued. This opinion may render certain Claims held by the Company unrecoverable and may substantially reduce PVPRC and BVPRC as calculated. As our cases were filed at different times and in various jurisdictions, and prior to data matching with a defendant we are not able to accurately calculate the entirety of damages specific to a given defendant, we cannot calculate with certainty the impact of this ruling at this time. However, the Company has deployed several legal strategies (including but not limited to seeking to amend existing lawsuits in a manner that could allow claims to relate back to the filing date as well as asserting tolling arguments based on theories of fraudulent concealment) that would apply to tolling the applicable limitations period and minimizing any material effect on the overall collectability of its claim rights. In addition, the Eleventh Circuit decision applies only to district courts in the Eleventh Circuit. Many courts in other jurisdictions have applied other statutes of limitations to the private cause of action, including borrowing the three-year statute of limitations applicable to the government’s cause of action; and borrowing from the False Claims Act’s six-year period. The most recent decision on the issue from the District Court of Massachusetts, for example, applies the same statute of limitations as Eleventh Circuit, but expressly disagrees with the Eleventh Circuit’s application of the “accrual” rule and instead adopted the notice-based trigger that the company has always argued should apply. This would mean that the limitations period for unreported claims has not even begun to accrue. This is a complex legal issue that will continue to evolve in jurisdictions across the country. Nevertheless, if the application of the statute of limitations as determined by the Eleventh Circuit was applied to all Claims assigned to us, we estimate that the effect would be a reduction of PVPRC by approximately $9.8 billion. As set forth in our Risk Factors, PVPRC is based on a variety of factors. As such, this estimate is subject to change based on the variety of legal claims being litigated and statute of limitations tolling theories that apply.

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

The Company did not recognize any claims recovery service income during the year ended December 31, 2024.

Other Revenue

Other revenue consists of fee revenue generated by the Company’s new electronic health records (“EHR”) platform, which went live in the second quarter of 2024. Other revenue was not significant for the year ended December 31, 2024.

Operating Expenses

Costs of Claim Recoveries

Costs of recoveries consist of all directly attributable costs specifically associated with Claims processing activities, including contingent payments payable to Assignors (i.e., settlement expenses), and any other revenue generating activity.

Claims Amortization Expense

Claims Amortization Expense consists of the amortization of CCRA intangible assets for those CCRAs in which we made up-front payments or commitments in order to acquire Claims recovery rights.

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

Allowance for Credit Losses

Allowance for credit losses consists of a specific reserve in 2023 for a receivable amount due from Cano Health, LLC (see Note 12, Commitments and Contingencies), which was subsequently written-off in 2024. Due to its material nature, it is included separately in the consolidated statement of operations.

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

Impairment of Intangible Assets

Consists of a non-cash impairment charge of the CCRA intangible assets recognized during the fourth quarter of 2024 as a result of the fourth quarter 2024 impairment review.

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

Interest Expense

Interest expense includes interest paid on the Nomura Note, Hazel Working Capital Credit Facility and Purchase Money Loan, Virage transactions (see Note 3, Material Agreements), Yorkville Advances, and Loans from related parties.

Other Income (Expense)

Other income consists of equity investment earnings, some affiliate related income, mark-to-market gain (loss) for payments due in stock, settlement income, and interest income. Other expenses consist of bank service charges, airing fees, tax penalties, settlement expense, political contributions and donations, and some affiliate related expenses.

Changes in Fair Value of Warrant and Derivative Liabilities

Changes in fair value of warrants and derivative liabilities consists of the mark-to-market of warrant liabilities due to Public Warrants and Virage Warrants as noted in Note 3, Material Agreements.

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

Results of Operations

Year ended December 31, 2024 versus year ended December 31, 2023

The following table sets forth a summary of our consolidated results of operations for the years ended December 31, 2024 and 2023.

	Year Ended December 31,
(In thousands, except for percentages)	2024	2023	$ Change	% Change
Claims recovery income	$18,122	$7,207	$10,915	151%
Claims recovery service income	—	498	(498)	(100)%
Other	127	—	127	100%
Total Revenue	$18,249	$7,705	$10,544	137%
Operating expenses
Cost of revenues	9,607	2,145	7,462	348%
Claims amortization expense	484,076	476,492	7,584	2%
General and administrative	22,231	26,508	(4,277)	(16)%
Professional fees	14,131	22,766	(8,635)	(38)%
Professional fees – legal	9,519	34,401	(24,882)	(72)%
Impairment of intangible assets	752,697	—	752,697	100%
Allowance for credit losses	—	5,000	(5,000)	(100)%
Depreciation and amortization	277	263	14	5%
Total operating expenses	1,292,538	567,575	724,963	128%
Operating Loss	$(1,274,289)	$(559,870)	$(714,419)	128%
Interest expense	(420,032)	(289,169)	(130,863)	45%
Other income (expense), net	542	9,290	(8,748)	(94)%
Change in fair value of warrant and derivative liabilities	136,934	4,604	132,330	2,874%
Net loss before provision for income taxes	$(1,556,845)	$(835,145)	$(721,700)	86%
Provision for income tax expense	—	—	—	—%
Net loss	$(1,556,845)	$(835,145)	$(721,700)	86%
Less: Net (income) loss attributable to non-controlling interests	1,196,346	778,797	417,549	54%
Net loss attributable to MSP Recovery, Inc.	$(360,499)	$(56,348)	$(304,151)	540%

Claims Recovery Income. Claims recovery income increased by $10.9 million for the year ended December 31, 2024 compared to the year ended December 31, 2023 driven by increased settlements during the period.

Claims Recovery Service Income. Claims recoveries service income decreased by $0.5 million to zero for the year ended December 31, 2024 from $0.5 million for the year ended December 31, 2023, driven by third-party service fees related to a contract that expired during 2023 and did not renew.

Other Revenue. Other revenue was $0.1 million for the year ended December 31, 2024. The increase is related to a new service introduced in the second quarter of 2024.

Cost of Claims Recoveries. Cost of Claims recoveries increased by $7.5 million to $9.6 million for the year ended December 31, 2024 from $2.1 million for the year ended December 31, 2023, driven by assignor and law firm costs, which are directly correlated to the increase in claims recovery income.

Claims Amortization Expense. Claims amortization expense increased by $7.6 million, to $484.1 million for the year ended December 31, 2024 from $476.5 million for the year ended December 31, 2023, primarily driven by increased amortization due to the acquisition of CCRAs.

General and Administrative. General and administrative decreased by $4.3 million, or 16%, to $22.2 million for the year ended December 31, 2024 from $26.5 million for the year ended December 31, 2023, primarily driven by a decrease in marketing and promotions of $3.9 million, salaries, benefits and payroll expenses and taxes of $0.3 million, and insurance of $0.4 million, offset primarily by an increase in rent expense of $0.3 million and information technology expenses of $0.1 million, mainly data storage, among others.

Professional Fees. Professional fees decreased by $8.6 million, or 38%, to $14.1 million for the year ended December 31, 2024 from $22.8 million for the year ended December 31, 2023, primarily driven by a $5.5 million reduction in consulting fees, $6.6 million management fees in 2023 that did not reoccur in 2024, a $1.5 million reduction in other professional fees, and $0.2 million reduction in professional accounting fees, offset by an increase of $5.1 million in corporate legal fees.

Professional Fees – Legal. Professional Fees – Legal decreased by $24.9 million, or 72%, to $9.5 million for the year ended December 31, 2024, from $34.4 million for the year ended December 31, 2023, primarily due to fees incurred for outsourced law firms in 2023 being managed by the Law Firm in 2024, as well the difference in amortization of the advance to the Law Firm, discussed within “MSP Principals Promissory Note” in Sources of Liquidity further below, which completed its amortization early in 2024.

Impairment of Intangible Assets. A non-cash impairment of intangible assets of $752.7 million was recorded for the year ended December 31, 2024. As discussed in Note 6, Intangible Assets, Net to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, the Company recorded a non-cash impairment amounting to $752.7 million as part the annual impairment review over intangible assets. Refer to discussion in “Recent Updates” above and in Note 6, Intangible Assets, Net.

Allowance for Credit Losses. Allowance for credit losses for year ended December 31, 2023 was $5.0 million, entirely related to an amount due from Cano which has been reserved considering Cano’s bankruptcy proceeding, and subsequently written-off. No such allowance occurred during 2024.

Depreciation and Amortization. Depreciation and amortization expense remained consistent for year ended December 31, 2024 in comparison with year ended December 31, 2023.

Interest Expense. Interest expense increased by $130.9 million, or 45%, to $420.0 million for the year ended December 31, 2024 from $289.2 million for the year ended December 31, 2023, primarily driven by an increase due to the guaranty obligation, the Hazel Working Credit Facility and Purchase Money Loan, as well as increases in the basis for which interest is incurred on our Claims financing obligations and accrued interest on the related party loan.

Other Income, Net. Other income decreased by $8.7 million, to $0.5 million for the year ended December 31, 2024 from $9.3 million for the year ended December 31, 2023 primarily due to a $4.6 million gain on sale of CCRAs during 2023 that did not reoccur in 2024, a $3.9 million reduction in the mark-to-market gain on liability payable in stock, and $0.2 million reduction in Other miscellaneous income and expense.

Change in Fair Value of Warrant and Derivative Liabilities. The change in fair value of warrant and derivative liabilities increased $132.3 million to $136.9 million for the year ended December 31, 2024 from $4.6 million to the same period in the prior year. For the year ended December 31, 2024, $136.9 million gain in 2024 related to a mark-to-market adjustment to the fair value of Public Warrants and Virage Warrants. For the year ended December 31, 2023, the $4.6 million gain in 2023 related to a mark-to-market adjustment to the fair value of Public Warrants.

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

	Year Ended December 31,
(In thousands)	2024	2023
GAAP Operating Loss	$(1,274,289)	$(559,870)
Professional fees paid in stock	2,072	830
Claims amortization expense	484,076	476,492
Impairment of intangible assets	752,697	—
Allowance for credit losses	—	5,000
Adjusted Operating Loss	$(35,444)	$(77,548)

GAAP Net Loss	$(1,556,845)	$(835,145)
Professional fees paid in stock	2,072	830
Claims amortization expense	484,076	476,492
Impairment of intangible assets	752,697	—
Allowance for credit losses	—	5,000
Interest expense (1)	413,648	204,287
Change in fair value of warrant and derivative liabilities	(136,934)	(4,604)
Adjusted Net Loss	$(41,286)	$(153,140)

(1) Interest expense included above excludes any interest expense payments made in cash during the year ended December 31, 2024.

Liquidity and Capital Resources

Going Concern

As an early-stage growth company, the Company has incurred substantial net losses since inception. As of December 31, 2024, we had $12.3 million in cash and cash equivalents. The Company has incurred recurring losses and negative cash flows since inception and has an accumulated deficit of $446.1 million as of December 31, 2024. For the year ended December 31, 2024, the Company used approximately $16.1 million of cash in operations. The Company’s liquidity will depend on the ability to generate substantial Claims recovery income and Claims recovery services income in the near future, the timing of which is uncertain, as well as its ability to secure funding from capital sources. The Company’s principal liquidity needs have been working capital, debt service, and Claims financing obligations.

The Company anticipates sources of liquidity to include up to $9.75 million in bridge loan funding to the Company under the existing Operational Collection Floor facility (in addition to the $16.0 million previously funded under the facility) in the amounts of: (i) $1.75 million for March 2025, which was funded on February 28, 2025; (ii) $1.5 million for April 2025, which was funded on April 4, 2025; (iii) $1.5 million for May 2025, to be funded on or about April 30, 2025; (iv) up to $2.0 million to fund the legal, accounting, and administrative expenses associated with the reorganization, subject to certain terms and customary conditions acceptable to Hazel, and minimum license fees of (v) $1.55 million for June 2025; and (vi) $1.55 million for July 2025, as well as the Yorkville SEPA as disclosed in more detail in Note 9, Claims Financing Obligations and Notes Payable, and beyond July 2025, the MSP Principals’ commitment to pledge $25 million of collateral to backstop additional working capital requirements of the Company. The Company has taken several actions to address liquidity concerns, including actions enumerated below. However, as discussed further below, the Company has concluded management’s plans were not sufficient to alleviate the substantial doubt about the Company’s ability to continue as a going concern:

1.
On March 29, 2023, the Company’s subsidiary, Subrogation Holdings, LLC and its parent, MSP Recovery, entered into the Working Capital Credit Facility consisting of commitments to fund up to $48 million in proceeds. Certain terms were amended to the Working Capital Credit Facility, which were memorialized in the Second Amended and Restated First Lien Credit Agreement dated November 10, 2023. See summary in “Hazel Working Capital Credit Facility and Hazel Purchase Money Loan” in Note 9, Claims Financing Obligations and Notes Payable to the consolidated financial statements. On August 2, 2024, HPH agreed to, among other things, (i) extend the period for the Company draw up to $14 million for working capital, accessible in eight tranches of $1.75 million, that can be drawn at least one month apart, until September 2025 and (ii) provide for a $2.0 million loan to be funded by August 31, 2024 for the purpose of acquiring the New Claims. On January 30, 2025, the Company drew the final $1.75 million tranche for working capital. Pursuant to the OCF Amendment, HPH may, at its sole discretion, increase the Operational Collection Floor by an amount of up to $6.0 million, to be funded over a period of three to six months. On February 28, 2025 and April 4, 2025, HPH exercised that discretion and funded $1.75 million and $1.5 million, respectively, from the increase to the Operational Collection Floor; said payments are considered part of the bridge loan, as set forth in the proposed reorganization Term Sheet discussed in Note 18, Subsequent Events. An additional $2.75 million remains available under the Operational Collection Floor, to be funded at HPH’s sole discretion.
2.
On November 13, 2023, the Company entered into the MTA Amendment No. 2 and Amendment to the Amended and Restated Security Agreement (“Second Virage MTA Amendment”), which extended the due date for the payment obligations to Virage to December 31, 2024. See summary in Note 3, Material Agreements to the consolidated financial statements. On April 1, 2024, the Company entered into the MTA Amendment No. 3 and Amendment No. 2 to the Amended and Restated Security Agreement (“Third Virage MTA Amendment”), which: (i) extended the VRM Full Return payment due date to September 30, 2025, subject to acceleration upon certain triggering events; (ii) the Company agreed that, after the Yorkville Convertible Notes are fully satisfied, 25% of the Company’s portion of any net proceeds from the Yorkville SEPA would be used to pay down the VRM Full Return; and (iii) commence the sale of certain reserved shares of Messrs. John H. Ruiz and Frank C. Quesada, and the delivery of the resulting net cash proceeds thereof to VRM. The VRM Full Return guaranty obligation became current on September 30, 2024, and the Company does not currently have available liquidity to satisfy said obligation.
3.
On November 13, 2023, the Company entered into the Second Amended and Restated Nomura Note (defined in Note 3, Business Combination to the consolidated financial statements), which extended the maturity date of the Nomura Note to December 31, 2024. See summary in Note 9, Claims Financing Obligations and Notes Payable to the consolidated financial statements. On March 26, 2024, the Company entered into the Third Amended and Restated Nomura Promissory Note, which extended the maturity date of the Nomura Note to September 30, 2025. The note became current on September 30, 2024, and the Company does not currently have available liquidity to satisfy said obligation. Pursuant to a letter agreement dated November 15, 2024, Nomura agreed to forego payments of up to $4.0 million due under the Third Amended and Restated Nomura Note from proceeds from the sale of Class A Common Stock to Yorkville pursuant to the Yorkville SEPA until March 31, 2025.
4.
On November 14, 2023, the Company entered into the Yorkville SEPA, which included the issuance of Yorkville Convertible Notes to Yorkville having aggregate principal amounts of up to $15.0 million in connection with the purchase of Class A Common Stock. See summary in “Committed Equity Facility” within Note 9, Claims Financing Obligations and Notes Payable to the consolidated financial statements. On April 8, 2024, the maturity date of the Yorkville Convertible Notes was extended to September 30, 2025. On April 12, 2024, Yorkville agreed that, to the extent that it holds Class A Common Stock in such quantities that would prevent the Company from utilizing the SEPA solely due to the Ownership Limitation, Yorkville commits to fund an additional advance in the principal amount of $13.0 million on the same terms and conditions as the previous advances pursuant to the Yorkville SEPA. On April 10, 2025, Yorkville further agreed to: (i) extend the due date for the first Monthly Payment to November 30, 2026, (ii) extend the maturity date of the Convertible Notes to November 30, 2026, and (iii) to waive Volume Threshold and Maximum Advance Amount limitations set forth in the Yorkville SEPA. As we have sold substantially all of the 2.0 million shares currently registered for resale to Yorkville, we need to file with the SEC one or more additional registration statements to register under the Securities Act the resale by Yorkville of any additional shares of our common stock, and the SEC would have to declare such registration statement or statements effective before we could sell additional shares. There can be no assurances of such events occurring or the timing of such events occurring.

The Company has concluded that, despite the aforementioned financing arrangements, there is substantial doubt about its ability to continue as a going concern. Unless we are successful in raising additional funds through the offering of debt or equity securities, we have concluded it is probable we will be unable to continue to operate as a going concern beyond the next twelve months. The Company has received a report from its independent registered public accounting firm with an emphasis of matter paragraph as to going concern in connection with the Company’s audited annual financial statements for the year ended December 31, 2024, which resulted in an event of default in the aforementioned debt agreement, which would have resulted in the debt becoming immediately due; however, the Company has received waivers from (i) Virage and VRM and (ii) HPH and Hazel as it pertains to the year ended December 31, 2024.

Sources of Liquidity

Working Capital Credit Facility

On March 6, 2023, Subrogation Holdings entered into a credit agreement (as amended on March 29, 2023; November 10, 2023; and October 1, 2024; the “Working Capital Credit Facility”) with HPH providing for funding of up to $80 million (with a 40% original issue discount), consisting of a Term Loan A commitment to fund up to $30 million (in multiple installments) in proceeds and a Term Loan B Commitment to fund up to $18 million (in multiple installments) in proceeds.

Loans under the Working Capital Credit Facility accrue interest at a Term Secured Overnight Financing Rate for 12-month interest period, plus an applicable margin of 10% per annum. Accrued interest on the Working Capital Credit Facility is payable in kind and are capitalized. The Working Capital Credit Facility has a stated maturity date of March 31, 2026, and HPH may extend for up to one year in its sole discretion. The Purchase Money Loan accrues interest at a rate of 20% per annum, payable in kind or in cash at the Company’s discretion. The Purchase Money Loan has a maturity date of March 31, 2026, extendable up to one year in Hazel’s sole discretion.

During fiscal year 2023, HPH disbursed $20.5 million under Term Loan A and $9.0 million under Term Loan B. During fiscal year 2024, HPH disbursed $4.5 million under Term Loan B on January 25, 2024. On August 2, 2024, Subrogation Holdings entered into a letter agreement to amend the Working Capital Credit Facility (the “HPH Letter Agreement”) with HPH, which, among other things: (i) extended the period to draw up to $23.3 million (with a 40% original issue discount) remaining under Term Loan B for working capital, accessible in eight tranches of $1.75 million, that can be drawn at least one month apart, until September 2025, and (ii) provided for a $3.3 million loan (subject to a 40% original issue discount) funded by August 31, 2024 to acquire additional Claims (the “New Claims”) that collateralize the Working Capital Credit Facility (collectively, (i) and (ii) the “Operational Collection Floor”). The parties formalized the terms of the HPH Letter Agreement in Amendment No. 3 to the Working Capital Credit Facility dated October 1, 2024 (the “OCF Amendment”). On October 2, 2024, the Company acquired the recovery rights to additional Medicare Secondary Payer Claims from an existing Assignor consisting of more than 450,000 Medicare members, as documented by the Assignor.

Under the Operational Collection Floor, the Company received during 2024: (i) $12.3 million for working capital, and (ii) $2.0 million for the purpose of acquiring the New Claims. To date, the Company received $3.5 million of working capital for 2025. Pursuant to the Working Capital Credit Facility, HPH may, at its sole discretion, increase the Operational Collection Floor by an amount of up to $6.0 million, to be funded over a period of three to six months. On February 28, 2025 and April 4, 2025, HPH exercised that discretion and funded $1.75 million and $1.5 million, respectively, from the increase to the Operational Collection Floor. An additional $2.75 million remains available under the Operational Collection Floor, to be funded at HPH’s sole discretion.

Amounts borrowed and obligations under the Working Capital Credit Facility are secured by a pledge of proceeds from certain Claims in the Company’s Claims portfolio, with the lien securing the Purchase Money Loan being subordinated and junior to the lien securing the Working Capital Credit Facility. Pursuant to the Second Amended and Restated First Lien Credit Agreement, and in order to secure those additional advances of Term Loan B beginning in January 2024, the following was provided as additional collateral: (i) a pledge of proceeds from certain Claims in the Company’s Claims portfolio, up to $14 million; (ii) a pledge of the equity interests in an Affiliate of Messrs. John H. Ruiz and Frank C. Quesada; and (iii) a personal guaranty by Messrs. John H. Ruiz and Frank C. Quesada, as primary obligors, guaranteeing those additional advances of Term Loan B beginning in January 2024. On December 22, 2023, our Board approved the Company's payment of certain costs and fees (including legal fees) on behalf of John H. Ruiz and Frank C. Quesada, associated with a mortgage granted in connection with said guaranty, totaling $0.1 million. On April 1, 2025, in connection with the increased funding under the Operational Collection Floor, the pledge and personal guaranty in (ii) and (iii) above was increased by $3.25 million to $17.25 million.

MSP Principals Promissory Note

On June 16, 2022, the MSP Principals provided cash to the Company to finance operations in an aggregate amount of $112.8 million. The Company issued the MSP Principals Promissory Note to the MSP Principals in an aggregate principal amount of

$112.8 million that has an annual interest rate of 4%, payable in kind, and matures on the day that is the four-year anniversary of the issuance. On the maturity date, the Company is required to pay the MSP Principals an amount in cash equal to the outstanding principal amount, plus accrued and unpaid interest. The promissory note is prepayable by the Company at any time, without prepayment penalties, fees or other expenses. In addition to the amounts in the Promissory Note, at the merger date with LCAP, the MSP Principals contributed $13.0 million through funds that had been loaned to VRM MSP to cover related service fees. A portion of the proceeds under the MSP Principals Promissory Note in an amount equal to $36.5 million was advanced to the Law Firm for certain operating expenses as contemplated by the Legal Services Agreement. The MSP Principals Promissory Note contains customary events of default that would allow the MSP Principals to declare the MSP Principals Promissory Note immediately due and payable or the MSP Principals Promissory Note will immediately and automatically become due and payable without notice, presentment, demand, protest or other request of any kind. In addition, the MSP Principals Promissory Note may be accelerated by the MSP Principals if the Board of Directors of the Company (excluding the MSP Principals) terminates the Legal Services Agreement. For the years ended December 31, 2024 and 2023, approximately $7.7 million and $19.2 million, respectively, of the $36.5 million advanced by the Company to the Law Firm has been incurred for expenses pursuant to the legal services agreement.

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

Nomura Note

On May 27, 2022, the Company issued an unsecured promissory note to Nomura (as amended on April 12, 2023, November 13, 2023, and March 26, 2024, the “Nomura Note”). The Nomura Note carries a principal amount of approximately $30.0 million related to advisory fees and deferred underwriting fees and expenses that became due and payable by the Company to Nomura, in connection with the consummation of the Business Combination. The Nomura Note is payable in kind or in cash, at the Company’s discretion, accrues interest at 16% per annum, and matures on September 30, 2025. Upon two days prior written notice to Nomura, the Company may prepay all or any portion of the then outstanding principal amount under the Nomura Note together with all accrued and unpaid interest thereon. The balance of the unsecured Nomura Note and related interest are included within Claims financing obligations and notes payable in the consolidated balance sheet. The Nomura Note became current on September 30, 2024, and the Company does not currently have available liquidity to satisfy said obligation.

Under the Nomura Note, 50% of the aggregate proceeds under the Yorkville SEPA will be used to pay amounts outstanding under the Amended and Restated Nomura Promissory Note (first towards accrued and unpaid interest, if any, then towards principal) and the remaining 50% of such proceeds will be used to pay amounts due under the Convertible Notes, if any, or be paid to the Company after the Convertible Notes are fully repaid. Pursuant to a letter agreement dated November 15, 2024, Nomura agreed to forego payments of up to $4.0 million due under the Nomura Note from proceeds from the sale of Class A Common Stock to Yorkville pursuant to the Yorkville SEPA until March 31, 2025.

Yorkville SEPA

On November 14, 2023, the Company entered into a standby equity purchase agreement (the “Yorkville SEPA”) with YA II PN, Ltd., a Cayman Island exempted company (“Yorkville”), pursuant to which Yorkville committed to purchase up to $250.0 million in shares of Class A Common Stock, subject to certain limitations and conditions set forth therein, during the term thereof. Sales of Class A Common Stock under the Yorkville SEPA, and the timing of any such sales, are at the Company’s option, and the Company is under no obligation to sell any shares of Class A Common Stock to Yorkville under the Yorkville SEPA except in connection with notices that may be submitted by Yorkville, in certain circumstances as described below.

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

The shares of Class A Common Stock purchased pursuant to an Advance Notice will be purchased at a price equal to: (i) 98% of the VWAP of the shares of Class A Common Stock on the applicable date of delivery of the Advance Notice during regular trading hours on such date, or (ii) 97% of the lowest daily VWAP of the shares of Class A Common Stock during the three consecutive trading days commencing on the date of the delivery of the Advance Notice, other than the daily VWAP on a day in which the daily VWAP is less than a minimum acceptable price as stated by the Company in the Advance Notice or there is no VWAP on the subject trading day. The Company may establish a minimum acceptable price in each Advance Notice, below which the Company will not be obligated to make any sales to Yorkville.

In connection with the Yorkville SEPA, and subject to the conditions set forth therein, Yorkville agreed to advance to the Company in the form of convertible promissory notes (the “Yorkville Convertible Notes”) an aggregate principal amount of $15.0 million. In

2023, the Company issued two Convertible Notes to Yorkville for a combined principal amount of $10 million, resulting in net proceeds of $9.48 million, and in 2024 the Company issued a third Convertible Note to Yorkville in the principal amount of $5.0 million, resulting in net proceeds to us of $4.75 million.

Pursuant to the Yorkville Convertible Notes, Yorkville has the option, subject to certain limitations, of exchanging on one or more occasions all or part of the then outstanding balance under a given note for shares of our Class A Common Stock at a conversion price equal to the lower of: (i) a fixed price equaling 120% of VWAP the day prior to the date of the closing of each tranche (the “Fixed Price”), or (ii) a variable price equaling 95% of the lowest daily VWAP during the seven consecutive trading days immediately preceding the exchange (the “Variable Price”), but in no event may the variable price be lower than $3.75 per share (the “Floor Price”). With respect to the initial Convertible Note issued on November 15, 2023, the Fixed Price equals $200.5625 per share, with respect to the second Convertible Note issued on December 11, 2023, the Fixed Price equals $92.84 per share, and with respect to the third Convertible Note issued on April 8, 2024, the Fixed Price equals $37.625 per share.

As required pursuant to the Second Amended and Restated Nomura Promissory Note, 50% of the aggregate proceeds under the Yorkville SEPA will be used to repay amounts outstanding under the Nomura Note (first towards accrued and unpaid interest, if any, then towards principal) and the remaining 50% of such proceeds will be used to repay amounts due under the Convertible Notes, if any, or be paid to the Company after the Convertible Notes are fully repaid. Pursuant to a letter agreement dated November 15, 2024, Nomura agreed to forego payments of up to $4.0 million due under the Nomura Note from proceeds from the sale of Class A Common Stock to Yorkville pursuant to the Yorkville SEPA until March 31, 2025. Pursuant to the Third Virage MTA Amendment, 25% of the Company’s portion of any net proceeds from the Yorkville SEPA would be used to pay down the VRM Full Return after the Convertible Notes are fully satisfied.

Upon the occurrence and during the continuation of an event of default, the Yorkville Convertible Notes shall become immediately due and payable, and the Company shall pay to Yorkville the principal and interest due thereunder. Events of default include, among others: (i) termination of quotation or listing of the Class A Common Stock on any primary market for a period of 10 consecutive trading days (the Company is currently quoted and listed for trading on Nasdaq) and (ii) failure to timely file any periodic report with the SEC on or before the due date of such filing as established by the SEC, including extensions under Rule 12b-25 under the Exchange Act. In no event shall Yorkville be allowed to effect a conversion if such conversion, along with all other shares of Common Stock beneficially owned by Yorkville and its affiliates would exceed 9.99% of the outstanding shares of the Common Stock of the Company. If any time on or after November 14, 2023: (i) the daily VWAP is less than the Floor Price for ten consecutive trading days (“Floor Price Trigger”), (ii) the Company has issued substantially all of the shares available under the Exchange Cap (as defined below) (“Exchange Cap Trigger”), or (iii) the Parent is in material breach of the Registration Rights Agreement, and such breach remains uncured for a period of twenty trading days, or the occurrence of an “Event” (as defined in the Registration Rights Agreement) (“Registration Event Trigger” and collectively with the Floor Price Trigger and the Exchange Cap Trigger, the “Trigger”), then the Company shall make monthly payments to Yorkville beginning on the seventh trading day after the Trigger and continuing monthly in the amount of $1.5 million plus a 5.0% premium and accrued and unpaid interest. On December 6, 2024, stockholders holding at least a majority of our outstanding voting capital stock approved by written consent as required by Nasdaq Rule 5635(d), the issuance of shares of common stock of the Company in excess of the Exchange Cap set forth in the Yorkville SEPA. Effective January 8, 2025, the Exchange Cap was effectively lifted, allowing the Company to issue shares to Yorkville pursuant to the Yorkville SEPA and the Yorkville Convertible Notes in excess of the Exchange Cap. In addition, on April 10, 2025, Yorkville agreed to waive Volume Threshold and Maximum Advance Amount limitations set forth in the Yorkville SEPA.

Yorkville, at its discretion and providing that there is a balance remaining outstanding under the Yorkville Convertible Notes, may deliver a notice under the Yorkville SEPA requiring the issuance and sale of shares of Class A Common Stock to Yorkville at the Conversion Price in consideration of an offset of the Yorkville Convertible Notes (“Investor Notice”). Yorkville, in its sole discretion, may select the amount of any Investor Notice, provided that the number of shares issued does not cause Yorkville to exceed the 9.99% ownership limitation or the amount of shares of Class A Common Stock that are registered. As a result of an Investor Notice, the amounts payable under the Yorkville Convertible Notes will be offset by such amount subject to each Investor Notice.

The Company will control the timing and amount of any sales of shares of Class A Common Stock to Yorkville, except with respect to the conversion of the Yorkville Convertible Notes. Actual sales of shares of Class A Common Stock to Yorkville as an Advance under the Yorkville SEPA will depend on a variety of factors to be determined by the Company from time to time, which may include, among other things, market conditions, the trading price of the Company’s Class A Common Stock, and determinations by the Company as to the appropriate sources of funding for our business and operations.

The Yorkville SEPA will automatically terminate on the earliest to occur of: (i) the first day of the month following the 36-month anniversary of the date of the Yorkville SEPA, or (ii) the date on which Yorkville shall have made payment of Advances pursuant to the Yorkville SEPA for shares of Class A Common Stock equal to $250.0 million. The Company has the right to terminate the Yorkville SEPA at no cost or penalty upon five trading days’ prior written notice to Yorkville, provided that there are no outstanding Advance Notices for which shares of Class A Common Stock need to be issued, and the Company has paid all amounts owed to Yorkville pursuant to the Yorkville Convertible Notes. The Company and Yorkville may also agree to terminate the Yorkville SEPA by mutual written consent. Neither the Company nor Yorkville may assign or transfer the Company’s respective rights and obligations under the Yorkville SEPA, and no provision of the Yorkville SEPA may be modified or waived by the Company or Yorkville other than by an instrument in writing signed by both parties.

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

On April 12, 2024, Yorkville agreed that, to the extent that it holds Class A Common Stock in such quantities that would prevent the Company from utilizing the Yorkville SEPA solely due to the Ownership Limitation, Yorkville committed to fund an additional advance in the principal amount of $13.0 million on the same terms and conditions as the Yorkville Convertible Notes pursuant to the Yorkville SEPA.

During 2024, the Company sold 1,108,071 shares of Class A Common Stock to Yorkville, respectively, pursuant to investor and/or advance notices delivered under the Yorkville SEPA at prices between $1.78 and $21.09 per share. The proceeds therefrom were used to: (i) reduce amounts owed under Yorkville Note #1 by $2.8 million and $0.2 million of principal and interest, respectively for fiscal year 2024, (ii) $0.5 million to fund operations of the Company, and (iii) $2.6 million of payment to reduce amounts owed under the Nomura Note for fiscal year 2024. As we have sold substantially all of the 2.0 million shares currently registered for resale to Yorkville, we need to file with the SEC one or more additional registration statements to register under the Securities Act the resale by Yorkville of any additional shares of our common stock, and the SEC would have to declare such registration statement or statements effective before we could sell additional shares. There can be no assurances of such events occurring or the timing of such events occurring.

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

Claims Financing Obligations

On March 29, 2023, the Company acquired a controlling interest in nine legal entities, whose sole assets are CCRAs, from Hazel. This is referred to as the “Claims Purchase.” The purchase price for the Claims Purchase was funded by (i) a purchase money loan between Hazel, as a lender, and the Company, as a borrower, in the amount of $250 million (the “Purchase Money Loan”) and (ii) proceeds from the sale of certain, separate CCRAs in the Claims Sale. See Note 3, Material Agreements, in the consolidated financial statements included elsewhere in this Annual Report.

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

During the year ended December 31, 2022, the Company finalized an Amendment to the CPIA and a Warrant Agreement with the third-party, pursuant to which the parties have agreed to amend the original CPIA and required payment terms. See Note 9, Claims Financing Obligations and Notes Payable, to our consolidated financial statements included elsewhere in this Annual Report for a description of the Claims financing obligations and details on the amendment.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Year Ended December 31,
(in thousands)	2024	2023
Net cash used in operating activities	$(16,121)	$(40,023)
Net cash (used in) provided by investing activities	(2,725)	7,558
Net cash provided by financing activities	19,541	29,017
Net increase (decrease) in cash	695	(3,448)
Cash at beginning of year	11,633	15,081
Cash at end of period	$12,328	$11,633

Cash Flows Used in Operating Activities

Net cash used in operating activities decreased by $23.9 million to $16.1 million for the year ended December 31, 2024 compared to net cash used in operating activities of $40.0 million for the year ended December 31, 2023. During the year ended December 31, 2024, net cash used in operating activities was impacted by our net loss and non-cash adjustments primarily related to $752.7 million impairment of intangible assets, $484.1 million of claims amortization expense, $278.8 million of paid-in-kind interest, $2.1 million of professional fees paid in stock, and an increase of $160.3 million of changes in working capital, partially offset by a change in fair value of warrant liability of $137.3 million, and a mark-to-market gain on liability payable in stock of $0.5 million.

During the year ended December 31, 2023, net cash used in operating activities was impacted primarily by our net loss and non-cash adjustments primarily related to $476.5 million of claims amortization expense, $289.1 million of paid-in-kind interest, allowance for credit losses $5.0 million, $2.7 million of professional fees paid in stock, and an increase of $34.2 million of changes in working capital, partially offset by a change in fair value of warrant liability of $4.8 million, gain on sale of intangible $4.6 million and a mark-to-market gain on liability payable in stock of $4.4 million.

Cash Flows (Used in) Provided by Investing Activities

Net cash used in investing activities fluctuated by $10.3 million to $2.7 million for the year ended December 31, 2024 compared to cash provided by investing activities $7.6 million for the year ended December 31, 2023. During the year ended December 31, 2024, our cash used in investing activities related to the acquisition of additional CCRAs amounting to $2.2 million and $0.5 million of additions to property, plant, and equipment.

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

Cash Flows Provided by Financing Activities

Net cash provided by financing activities decreased by $9.5 million to $19.5 million for the year ended December 31, 2024 compared to $29.0 million net cash provided by financing activities for the year ended December 31, 2023. During the year ended December 31, 2024, our net cash provided by financing activities was primarily due to borrowings of $23.5 million from the Working Capital Credit Facility and Yorkville Convertible Notes, and proceeds from the issuance of stock of $3.1 million, which are offset by $6.6 million repayments of the claims financing obligation and $0.4 million of payment on related party loan.

During the year ended December 31, 2023, our net cash provided by financing activities was primarily due to borrowings from the New Money Loan of $39.0 million and proceeds from the related party loan of $4.95 million, which are offset by $11.4 million restricted cash payment related to the FEF shares to CF, $2.6 million repayments of the claims financing obligation, $0.7 million of debt issuance costs and $0.3 million payment of deferred financing costs.

Contractual Obligations, Commitments and Contingencies

Based on Claims financing obligations and notes payable agreements, as of December 31, 2024 and 2023, the present value of amounts owed under these obligations were $673.6 million and $556.3 million, respectively, including unpaid interest to date of $1.6 million and $0.8 million, respectively. In addition, as of December 31, 2024 and 2023, the Company has $12.2 million and $10.0 million advances from Yorkville, respectively. The weighted average interest rate is 15.0% based on the current book value of $685.7 million with rates that range from 0.0% to 20.00%. The Company is expected to repay these obligations from cash flows from Claim recovery income.

As of December 31, 2024, the minimum required payments on these agreements are $818.7 million. Certain of these agreements have priority of payment regarding any proceeds until full payment of the balance due is satisfied. The maturity of the commitments range from the date sufficient claims recoveries are received to cover the required return or in some cases by 2031.

As of December 31, 2024, the Company has $1,126.5 million of guaranty obligations. On April 12, 2023, we entered into the Virage MTA Amendment pursuant to which the payment date was extended from May 23, 2023 until September 30, 2024, subject to acceleration upon certain triggering events. On November 13, 2023, the maturity date was extended to December 31, 2024. Under the Virage MTA Amendment, Virage will receive a first priority lien on all sources of revenue of the company not otherwise encumbered as of the date of the Virage MTA Amendment, to the extent in excess of the amount of revenues necessary to establish and maintain an operating reserve of $70 million for overhead expenses and applicable taxes. On July 24, 2023, the operating reserve was adjusted to $47.5 million and pursuant to the Second Virage MTA Amendment, the operating reserve was changed from $47.5 million to the budget of the Company (plus applicable taxes) plus 10%. On April 1, 2024, the Company entered into the Third Virage MTA Amendment which: (i) extended the VRM Full Return payment due date to September 30, 2025, subject to acceleration upon certain triggering events; (ii) the Company agreed that, after the Yorkville Convertible Notes are fully satisfied, 25% of the Company’s portion of any net proceeds from the Yorkville SEPA would be used to pay down the VRM Full Return; and (iii) commence the sale of certain reserved shares of Messrs. John H. Ruiz and Frank C. Quesada, and the delivery of the resulting net cash proceeds thereof to VRM.

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

For the CCRA intangibles, we will also assess the intangible assets recognized for CCRAs for impairment in accordance with ASC 350-30-35-14, whereby an impairment loss shall be recognized if the carrying amount of the intangible asset is not recoverable and its carrying amount exceeds its fair value based on the model for long-lived assets to be held and used under ASC 360-10. ASC 360-10 requires entities to evaluate long-lived assets (including finite-lived intangible assets) when indicators are present. Impairment indicators would result only when the potential recoveries under the Claim paths of all remaining Claims suggests the unamortized carrying value is not recoverable. As up-front payments for CCRAs are typically a fraction of the potential recoveries, it would typically take a substantial negative event (such as an unfavorable court ruling upheld on appeal or a change in law/statute with retroactive effect) to suggest an impairment may be triggered.

During the Company’s fourth quarter review of its CCRAs, the Company identified potential impairment indicators, such as recurring operating losses, and a lack of substantial revenue generated from our Claims portfolio to date, which it considered in its evaluation of its definite-lived intangible assets. As a result, the Company performed a recoverability analysis on the definite-lived CCRA intangible assets in the fourth quarter of 2024. The recoverability analysis primarily included unobservable inputs, including internally developed assumptions about the estimated market share of insurance carriers that may not have paid claims due to Assignors, undiscounted cash flows of potential estimated recoveries from those carriers, the corresponding direct costs associated with those estimated recoveries, and the Company’s ability to successfully litigate or negotiate settlements.

An asset group is impaired if the estimated undiscounted cash flows are less than the asset group’s carrying value. Impairment is measured by the amount by which the carrying value exceeds fair value. The Company performed a probability-weighted undiscounted net cash flow analyses, taking into account various scenarios of expected cash flows, some of which rendered positive results, while others rendered negative results. Given that the probability-weighted average cash flows of all scenarios were below the carrying value, the Company performed a fair value assessment to measure impairment loss.

The fair value assessment of the intangible assets was determined using the income approach. The significant inputs and assumptions used in the estimate of fair value were primarily Level 3 inputs, and include internally developed assumptions used in the undiscounted analysis, as well as the determination of an appropriate discount rate. The Company’s estimation of the fair value of its CCRA intangible assets resulted in a non-cash impairment charge amount of $752.7 million recorded during the fourth quarter of 2024 in Impairment of intangible assets in the consolidated statement of operations for the year ended December 31, 2024. The estimation of the fair value requires significant management judgment with respect to the estimates discussed above. The estimates of the fair value are based on the best information available as of the date of the assessment. Small changes in the significant inputs and assumptions would increase or decrease estimated discounted future operating cash flows and could increase or decrease an impairment charge by a material amount. For example, if estimated recoveries were accelerated by one year, the non-cash impairment charge would decrease by $141.6 million, while if estimated recoveries were extended by a year, then the non-cash impairment charge would increase by $128.3 million. In addition, a hypothetical 1% change in the discount rate assumption would increase or decrease the impairment charge by approximately $39.0 million. If actual results or future expectations are not consistent with the assumptions used in our estimate of fair value, it may result in the recording of additional impairment charges in the future which could be material.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the shareholders and the Board of Directors of

MSP Recovery, Inc. and Subsidiaries:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of MSP Recovery, Inc. and Subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in equity, and cash flows, for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of matter

As discussed in Note 6 to the financial statements, the Company identified potential impairment indicators with respect to its claims cost recovery agreement (“CCRA”) definite-lived intangible assets during 2024. The Company performed an undiscounted cash flow analysis and determined the carrying value was not recoverable. The Company performed a fair value assessment to measure the impairment and recorded an impairment loss of $752.7 million during 2024.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred recurring net losses and negative cash flows that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

April 15, 2025

We have served as the Company’s auditor since 2021.

MSP RECOVERY, INC. and Subsidiaries

Consolidated Balance Sheets

	December 31,
(In thousands, except share and per share data)	2024	2023
ASSETS
Current assets:
Cash	$12,328	$11,633
Accounts receivable	295	217
Affiliate receivable (1)	1,204	1,188
Prepaid expenses and other current assets (1)	1,647	8,908
Total current assets	15,474	21,946
Property and equipment, net	5,159	4,911
Intangible assets, net (2)	1,898,223	3,132,796
Right-of-use assets	227	342
Total assets	$1,919,083	$3,159,995

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$13,971	$6,244
Affiliate payable (1)	21,664	19,822
Commission payable	1,342	821
Derivative liability	211	37
Warrant liability (1)	22,373	268
Guaranty obligation (1)	1,126,490	—
Claims financing obligation and notes payable (1)	31,200	—
Interest payable (1)	33,298	—
Other current liabilities (1)	14,765	19,314
Total current liabilities	1,265,314	46,506
Guaranty obligation (1)	—	941,301
Claims financing obligation and notes payable (1)	633,026	548,276
Lease liabilities	102	235
Loan from related parties (1)	130,328	130,709
Interest payable (1)	14,828	73,839
Other long-term liabilities	3,894	—
Total liabilities	$2,047,492	$1,740,866

Commitments and contingencies (Note 12)

Stockholders’ Equity:
Class A common stock, $0.0001 par value; 5,500,000,000 shares authorized; 2,184,958 and 586,393 issued and outstanding as of December 31, 2024 and 2023, respectively	$—	$—
Class V common stock, $0.0001 par value; 3,250,000,000 shares authorized; 4,962,704 and 4,965,296 issued and outstanding as of December 31, 2024 and 2023, respectively	—	—
Additional paid-in capital	546,635	357,941
Accumulated deficit	(446,050)	(85,551)
Total stockholders’ equity	$100,585	$272,390
Non-controlling interest	(228,994)	1,146,739
Total equity	$(128,409)	$1,419,129
Total liabilities and equity	$1,919,083	$3,159,995
1.
As of December 31, 2024 and 2023, total affiliate receivable, affiliate payable, warrant liability, guaranty obligation and loan from related parties balances are with related parties. In addition, the prepaid expenses and other current assets, claims financing obligation and notes payable, other current liabilities, and interest payable include balances with related parties. See Note 14, Related Party Transactions, for further details.
2.
As of December 31, 2024 and 2023, intangible assets, net included $1.4 billion and $2.2 billion, respectively, related to a consolidated VIE. See Note 8, Variable Interest Entities, for further details.

The accompanying notes are an integral part of these consolidated financial statements.

MSP RECOVERY, INC. and Subsidiaries

Consolidated Statements of Operations

	Year Ended December 31,
(In thousands, except share and per share data)	2024	2023
Claims recovery income	$18,122	$7,207
Claims recovery service income	—	498
Other	127	—
Total Revenues	$18,249	$7,705

Operating expenses
Cost of revenues (1)	9,607	2,145
Claims amortization expense	484,076	476,492
General and administrative (2)	22,231	26,508
Professional fees	14,131	22,766
Professional fees – legal (3)	9,519	34,401
Impairment of intangible assets	752,697	—
Allowance for credit losses	—	5,000
Depreciation and amortization	277	263
Total operating expenses	1,292,538	567,575
Operating Loss	$(1,274,289)	$(559,870)

Interest expense (4)	(420,032)	(289,169)
Other income (expense), net	542	9,290
Change in fair value of warrant and derivative liabilities	136,934	4,604
Net loss before provision for income taxes	$(1,556,845)	$(835,145)

Provision for income tax expense	—	—
Net loss	$(1,556,845)	$(835,145)

Less: Net loss attributable to non-controlling interests	1,196,346	778,797
Net loss attributable to MSP Recovery, Inc.	$(360,499)	$(56,348)

Basic and diluted weighted average shares outstanding, Class A Common Stock	1,001,525	356,591
Basic and diluted net loss per share, Class A Common Stock	$(359.95)	$(158.02)

1.
For the years ended December 31, 2024 and 2023, cost of Claim recoveries included $3.4 million and $0.3 million of related party expenses, respectively. This relates to contingent legal expenses earned from Claims recovery income pursuant to legal service agreements with the La Ley con John H. Ruiz P.A., d/b/a MSP Recovery Law Firm (the “Law Firm”). See Note 14, Related Party Transactions, for further details.
2.
For the years ended December 31, 2024 and 2023, general and administrative expenses included $0.2 million and $0.2 million of related party expenses, respectively.
3.
For the year ended December 31, 2024 and 2023, Professional Fees - Legal included $7.7 million and $19.2 million of related party expenses related to the Law Firm. See Note 14, Related Party Transactions, for further details.
4.
For the year ended December 31, 2024 and 2023, Interest expense included $318.9 million and $226.5 million, respectively, of interest expense to related parties.

The accompanying notes are an integral part of these consolidated financial statements.

MSP RECOVERY, INC. and Subsidiaries

Consolidated Statements of Changes in Equity

Years Ended December 31, 2024, and 2023

	Class A Common Stock		Class V Stock
(In thousands except shares)	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Non-Controlling Interests	Total Equity
Balance at December 31, 2022	119,369	$—	5,036,768	$—	$137,082	$(29,203)	$2,077,586	$2,185,465
Conversion of Warrants	591	—	—	—	458	—	(200)	258
Class A Issuances	466,433	—	(71,472)	—	220,401	—	(151,850)	68,551
Net loss	—	—	—	—	—	(56,348)	(778,797)	(835,145)
Balance at December 31, 2023	586,393	$—	4,965,296	$—	$357,941	$(85,551)	$1,146,739	$1,419,129
Class A Issuances	1,598,565	—	(2,592)	—	188,694	—	(179,387)	9,307
Net loss	—	—	—	—	—	(360,499)	(1,196,346)	(1,556,845)
Balance at December 31, 2024	2,184,958	$—	4,962,704	$—	$546,635	$(446,050)	$(228,994)	$(128,409)

The accompanying notes are an integral part of these consolidated financial statements.

MSP RECOVERY, INC. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended December 31,
(In thousands)	2024	2023
Cash flows from operating activities:
Net loss (1)	$(1,556,845)	$(835,145)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	277	263
Claims amortization expense	484,076	476,492
Paid-in-kind interest (1)	278,800	214,380
Impairment of intangible assets	752,697	—
Allowance for credit losses	—	5,000
Change in fair value of warrant liability	(137,095)	(4,785)
Change in fair value of derivatives	161	181
Gain on sale of intangibles	—	(4,599)
Share based compensation	—	830
Mark-to-market gain on liability payable in stock	(545)	(4,431)
Professional fees settled in shares	2,072	2,745
Non-cash lease expense	6	2
Change in operating assets and liabilities:
Accounts receivable	(78)	542
Prepaid expenses and other assets	7,261	18,999
Affiliate receivable (1)	(17)	1,238
Affiliate payable (1)	1,842	—
Accounts payable, commission payable and accrued liabilities	10,100	13,513
Interest Payable	141,167	74,752
Net cash used in operating activities	(16,121)	(40,023)

Cash flows from investing activities:
Purchases of property and equipment	(525)	(1,742)
Purchases of intangible assets	(2,200)	(700)
Proceeds from sale of intangible assets	—	10,000
Net cash (used in) provided by investing activities	(2,725)	7,558

Cash flows from financing activities:
Proceeds from debt financing	23,500	39,000
Deferred financing costs	—	(250)
Debt issuance costs	—	(708)
Payments on related party loan (1)	(382)	—
Proceeds on related party loan (1)	—	4,950
Release of temporary equity	—	(11,420)
Repayment of the Claims financing obligation	(6,640)	(2,555)
Proceeds from the issuance of common stock	3,063	—
Net cash provided by financing activities	19,541	29,017

Net increase (decrease) in cash	695	(3,448)
Cash at beginning of year	11,633	15,081
Cash at end of period	$12,328	$11,633

1.
Balances include related party transactions. See Note 14, Related Party Transactions, for further details.

The accompanying notes are an integral part of these consolidated financial statements.

MSP RECOVERY, INC. and Subsidiaries

Consolidated Statements of Cash Flows (continued)

	Year Ended December 31,
(In thousands)	2024	2023
Supplemental disclosure of non-cash investing and financing activities:
Sale of intangible assets	$—	$30,987
Purchase of intangible asset financed by note payable	$—	$250,000
Release of temporary equity	$—	$1,807
Original issue discount	$12,750	$20,167
Purchase of intangible asset through issuance of Class A common stock	$—	$833
Issuance of shares in settlement of debt	$3,063	$—
Payment of professional fees through issuance of Class A common stock	$2,072	$4,745
Non-cash lease liabilities arising from obtaining right-of-use assets	$—	$376
Payment of Cano Health payment in shares	$—	$61,690
Warrant conversions on a cashless basis	$—	$258

Cash paid during the period for:
Interest	$6,384	$37

The accompanying notes are an integral part of these consolidated financial statements.

Note 1. DESCRIPTION OF THE BUSINESS

On May 23, 2022 (the “Closing Date”), MSP Recovery, Inc., a Delaware corporation (formerly known as Lionheart Acquisition Corporation II (“LCAP”)) consummated the previously announced business combination pursuant to that certain Membership Interest Purchase Agreement, dated as of July 11, 2021, as amended (the “MIPA”), by and among the Company, Lionheart II Holdings, LLC, a wholly owned subsidiary of the Company, MSP Recovery, LLC and combined and consolidated subsidiaries (“Legacy MSP”), the members of Legacy MSP (the “Members”), and John H. Ruiz, in his capacity as the representative of the Members (the “Members’ Representative”). Pursuant to the MIPA, the Members sold and assigned all of their membership interests in Legacy MSP to the Company in exchange for non-economic voting shares of Class V common stock, par value $0.0001, of the Company (“Class V Common Stock”) and non-voting economic Class B Units of Opco (“Class B Units,” and each pair consisting of one share of Class V Common Stock and one Class B Unit, an “Up-C Unit”) (such transaction, the “Business Combination”).

The Company is organized in an “Up-C” structure in which all of the business of Legacy MSP and its subsidiaries is held directly or indirectly by the Company, the Company is the managing member, consolidates Legacy MSP and the Company owns all of the voting economic Class A Units and the Members and their designees own all of the non-voting economic Class B Units in accordance with the terms of the first amended and restated limited liability company agreement of the Company. Each Up-C Unit may be exchanged for either, at the Company’s option, (a) cash or (b) one share of Class A common stock, par value $0.0001, of the Company (“Class A Common Stock”), subject to the provisions set forth in the LLC Agreement. The aggregate consideration paid to the Members (or their designees) at the Closing consisted of: (i) 5,200,000 Units and (ii) rights to receive payments under the Tax Receivable Agreement (“TRA”), discussed in more detail below.

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

Warrants

Public Warrants

Pursuant to the terms of the Existing Warrant Agreement, and after giving effect to the issuance of the New Warrants, as defined below, the exercise price of the Public Warrants increased to $0.0625 per share of Class A Common Stock, on a cashless basis, in lots of 625. During the period from the Closing Date to December 31, 2024, approximately 8.9 million warrants of the original 11.8 million warrants had been exercised. For the years ended December 31, 2024 and 2023, the fair value of the remaining unexercised warrants decreased resulting in other income of $0.3 million and $4.8 million, respectively, which is recorded within change in fair value of warrant and derivative liabilities in the consolidated statements of operations.

New Warrants

Additionally, in connection with the Business Combination, the Company declared the New Warrant Dividend comprising approximately 1,028 million New Warrants payable to the holders of record of the Class A Common Stock as of the close of business on the Closing Date. The New Warrants expire on the fifth anniversary of the Closing Date or upon earlier redemption. The Company determined that the New Warrants instruments meet the equity scope exception in ASC 815 to be classified in stockholders’ equity, and as the repurchase right noted above has a mirrored value designed to offset the New Warrants, if exercised would be an equity only transaction. The New Warrants are each exercisable in lots of 625 for one whole share of Class A Common Stock at a reverse split adjusted exercise price $7,187.50 per whole share. The New Warrants are subject to certain anti-dilution adjustments.

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

During the years ended December 31, 2024 and 2023, the Company’s TRA liability associated with the allocable share of existing tax basis acquired in the Business Combination would give rise to a TRA liability of $12.8 million and $11.3 million, respectively. The Company has not recognized such liabilities under the TRA after concluding it was not probable that the Company will be able to realize the remaining tax benefits based on estimates of future taxable income. No payments were made to the Continuing Equity Owners and Blocker Shareholders (as defined in the TRA) pursuant to the TRA during the years ended December 31, 2024, or 2023. The estimation of liability under the tax receivable agreement is by its nature imprecise and subject to significant assumptions regarding the amount, character, and timing of the taxable income of MSP Recovery, Inc. in the future. We may incur additional liabilities under the TRA when Lionheart II Holdings, LLC are exchanged in the future. If the valuation allowance recorded against the deferred tax assets applicable to the tax attributes subject to the TRA is released in a future period, the relating TRA liability may be considered probable at that time and recorded within earnings.

The Company has assessed the realizability of the net deferred tax assets and, in that analysis, has considered the relevant positive and negative evidence available to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The Company has recorded a full valuation allowance against the deferred tax assets as of December 31, 2024 and 2023, which will be maintained until there is sufficient evidence to support the reversal of all or some portion of these allowances. As the tax benefits associated with the TRA have not be recognized, based on estimates of future taxable income, the Company has concluded it is not probable to recognize any tax receivable agreement liability. If the valuation allowance recorded against the deferred tax assets is released in a future period, the Tax Receivable Agreement liability may be considered probable at that time and recorded within earnings.

Non-Controlling Interest

The Company reflects non-controlling interests due to the Up-C structure. The Company holds all of the voting Class A Units of Opco, whereas the Members (or their designees) hold all of the non-voting economic Class B Units of Opco (these Class B Units represent the non-controlling interest in the Company). The ownership percentage of Class V Common Stock held in the Company by the Members (or their designees) will be equivalent to the number of Class B Units held in the Company, and as such, reflects non-controlling interest in the Company, which is equivalent to the Class V Common Stock ownership percentage. See Note 11, Noncontrolling Interest, for more information on ownership interests in the Company

Reverse Stock Splits

Effective at 11:59 PM EDT on November 15, 2024, the Company amended its Charter filed with the Secretary of State of the State of Delaware to effect a 1-for-25 reverse stock split of the Company’s common stock (the “2024 Reverse Split”). The Company’s Class A Common Stock began trading post split on November 18, 2024. As a result of the 2024 Reverse Split, every 25 shares of the Company’s old common stock were converted into one share of the Company’s new common stock. Fractional shares resulting from the 2024 Reverse Split were rounded up to the nearest whole number. The 2024 Reverse Split automatically and proportionately adjusted, based on the 1-for-25 split ratio, all issued and outstanding shares of the Company’s common stock, as well as the terms of warrants and other derivative securities outstanding at the time of the effectiveness of the 2024 Reverse Split. Proportionate adjustments were made to the per share exercise price and the number of shares issuable upon the exercise of all outstanding stock options and warrants to purchase shares of common stock.

On October 12, 2023, we amended our Charter with the Secretary of State of the State of Delaware to effect a 1-for-25 reverse stock split (the “2023 Reverse Split”) of the Company’s common stock, effective October 13, 2023.

Unless otherwise stated, all share and per shares numbers (except par value) in this Annual Report on Form 10-K have been adjusted to reflect the 2024 Reverse Split and 2023 Reverse Split.

Primary Market Change

On December 6, 2024, the Company received notification from the Staff that the Company’s application to transfer the listing of its common stock from the Nasdaq Global Market to the Nasdaq Capital Market was approved. The Company’s securities transferred to the Nasdaq Capital Market at the opening of business on December 10, 2024, and continue to trade under the symbol “MSPR.” The Nasdaq Capital Market operates in substantially the same manner as the Nasdaq Global Market, and listed companies must meet certain financial requirements and comply with Nasdaq’s corporate governance requirements.

Symbol Change

Effective December 9, 2024, the Company rebranded all lines of business under the MSP Recovery brand, and the Company’s Class A Common Stock, New Warrants, and Public Warrants begin trading on Nasdaq under the ticker symbols “MSPR,” “MSPRW,” and “MSPRZ,” respectively. Prior to this change, the Company was known as LifeWallet.

Going Concern

As an early-stage growth company, the Company has incurred substantial net losses since inception. As of December 31, 2024, the Company had unrestricted cash and cash equivalents totaling $12.3 million. The Company has incurred recurring losses and negative cash flows since inception and has an accumulated deficit of $446.1 million as of December 31, 2024. For the year ended December 31,

2024, the Company used approximately $16.1 million of cash in operations. The Company’s liquidity will depend on the ability to generate substantial Claims recovery income and Claims recovery services income in the near future, the timing and amount of which is uncertain, as well as its ability to secure funding from capital sources. The Company’s principal liquidity needs have been working capital, debt service, and Claims financing obligations.

The Company anticipates sources of liquidity to include up to $9.75 million in bridge loan funding to the Company under the existing Operational Collection Floor facility (in addition to the $16.0 million previously funded under the facility) in the amounts of: (i) $1.75 million for March 2025, which was funded on February 28, 2025; (ii) $1.5 million for April 2025, which was funded on April 4, 2025; (iii) $1.5 million for May 2025, to be funded on or about April 30, 2025; (iv) up to $2.0 million to fund the legal, accounting, and administrative expenses associated with the reorganization, subject to certain terms and customary conditions acceptable to Hazel, and minimum license fees of (v) $1.55 million for June 2025; and (vi) $1.55 million for July 2025, as well as the Yorkville SEPA as disclosed in more detail in Note 9, Claims Financing Obligations and Notes Payable, and beyond July 2025, the MSP Principals’ commitment to pledge $25 million of collateral to backstop additional working capital requirements of the Company. The Company has taken several actions to address liquidity concerns, including actions enumerated below. However, as discussed further below, the Company has concluded management’s plans were not sufficient to alleviate the substantial doubt about the Company’s ability to continue as a going concern:

1.
On March 29, 2023, the Company’s subsidiary, Subrogation Holdings, LLC and its parent, MSP Recovery, entered into the Working Capital Credit Facility consisting of commitments to fund up to $48 million in proceeds. Certain terms were amended to the Working Capital Credit Facility, which were memorialized in the Second Amended and Restated First Lien Credit Agreement dated November 10, 2023. See summary in “Hazel Working Capital Credit Facility and Hazel Purchase Money Loan” in Note 9, Claims Financing Obligations and Notes Payable to the consolidated financial statements. On August 2, 2024, HPH agreed to, among other things, (i) extend the period for the Company draw up to $14 million for working capital, accessible in eight tranches of $1.75 million, that can be drawn at least one month apart, until September 2025 and (ii) provide for a $2.0 million loan to be funded by August 31, 2024 for the purpose of acquiring the New Claims. On January 30, 2025, the Company drew the final $1.75 million tranche for working capital. Pursuant to the OCF Amendment, HPH may, at its sole discretion, increase the Operational Collection Floor by an amount of up to $6.0 million, to be funded over a period of three to six months. On February 28, 2025 and April 4, 2025, HPH exercised that discretion and funded $1.75 million and $1.5 million, respectively, from the increase to the Operational Collection Floor; said payments are considered part of the bridge loan, as set forth in the proposed reorganization term sheet. An additional $2.75 million remains available under the Operational Collection Floor, to be funded at HPH’s sole discretion.
2.
On November 13, 2023, the Company entered into the MTA Amendment No. 2 and Amendment to the Amended and Restated Security Agreement (“Second Virage MTA Amendment”), which extended the due date for the payment obligations to Virage to December 31, 2024. See summary in Note 3, Material Agreements to the consolidated financial statements. On April 1, 2024, the Company entered into the MTA Amendment No. 3 and Amendment No. 2 to the Amended and Restated Security Agreement (“Third Virage MTA Amendment”), which: (i) extended the VRM Full Return payment due date to September 30, 2025, subject to acceleration upon certain triggering events; (ii) the Company agreed that, after the Yorkville Convertible Notes are fully satisfied, 25% of the Company’s portion of any net proceeds from the Yorkville SEPA would be used to pay down the VRM Full Return; and (iii) commence the sale of certain reserved shares of Messrs. John H. Ruiz and Frank C. Quesada, and the delivery of the resulting net cash proceeds thereof to VRM. The VRM Full Return guaranty obligation became current on September 30, 2024, and the Company does not currently have available liquidity to satisfy said obligation.
3.
On November 13, 2023, the Company entered into the Second Amended and Restated Nomura Note (defined in Note 3, Business Combination to the consolidated financial statements), which extended the maturity date of the Nomura Note to December 31, 2024. See summary in Note 9, Claims Financing Obligations and Notes Payable to the consolidated financial statements. On March 26, 2024, the Company entered into the Third Amended and Restated Nomura Promissory Note, which extended the maturity date of the Nomura Note to September 30, 2025. The note became current on September 30, 2024, and the Company does not currently have available liquidity to satisfy said obligation. Pursuant to a letter agreement dated November 15, 2024, Nomura agreed to forego payments of up to $4.0 million due under the Third Amended and Restated Nomura Note from proceeds from the sale of Class A Common Stock to Yorkville pursuant to the Yorkville SEPA until March 31, 2025.
4.
On November 14, 2023, the Company entered into the Yorkville SEPA, which included the issuance of Yorkville Convertible Notes to Yorkville having aggregate principal amounts of up to $15.0 million in connection with the purchase of Class A Common Stock. See summary in “Committed Equity Facility” within Note 9, Claims Financing Obligations and Notes Payable to the consolidated financial statements. On April 8, 2024, the maturity date of the Yorkville Convertible Notes was extended to September 30, 2025. On April 12, 2024, Yorkville agreed that, to the extent that it holds Class A Common Stock in such quantities that would prevent the Company from utilizing the SEPA solely due to the Ownership Limitation, Yorkville commits to fund an additional advance in the principal amount of $13.0 million on the same terms and conditions as the previous advances pursuant to the Yorkville SEPA. On April 10, 2025, Yorkville further agreed to: (i) extend the due date for the first Monthly Payment to November 30, 2026, (ii) extend the maturity date of the Convertible Notes to November 30, 2026, and (iii) to waive Volume Threshold and Maximum Advance Amount limitations set forth in the Yorkville SEPA. As we have sold substantially all of the 2.0 million shares currently registered for resale to Yorkville, we need to file with the SEC one or more additional registration statements to register under the Securities Act the resale by Yorkville of any additional shares of our common stock, and the SEC would have to declare such registration statement or statements effective before we could sell additional shares. There can be no assurances of such events occurring or the timing of such events occurring.

The Company has concluded that, despite the aforementioned financing arrangements, there is substantial doubt about its ability to continue as a going concern. Unless we are successful in raising additional funds through the offering of debt or equity securities, we have concluded it is probable we will be unable to continue to operate as a going concern beyond the next twelve months. The Company has received a report from its independent registered public accounting firm with an emphasis of matter paragraph as to going concern in connection with the Company’s audited annual financial statements for the year ended December 31, 2024, which resulted in an event of default in the aforementioned debt agreement, which would have resulted in the debt becoming immediately due; however, the Company has received waivers from (i) Virage and VRM and (ii) HPH and Hazel as it pertains to the year ended December 31, 2024.

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

Estimates and Assumptions

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting periods. Actual results could differ from the Company’s estimates. Estimates are periodically reviewed considering changes in circumstances, facts and experience. Changes in estimates are recorded in the period in which they become known. Significant estimates and assumptions reflected in these consolidated financial statements include but are not limited to recoverability of long-lived assets.

Reclassifications

Certain reclassifications have been made to the prior year statement of cash flows to conform to classifications used in the current year. These reclassifications had no impact on net loss, shareholders’ equity or total cash flows as previously reported.

Segments

Operating segments are defined as components of an entity for which separate financial information (including profit and/or loss) is available and regularly reviewed by the chief operating decision maker (“CODM”). The Company manages its operations as a single segment for the purposes of assessing performance and making decisions. The Company’s CODM is its Chief Executive Officer. The Company has determined that it operates in one operating segment and one reportable segment, as the CODM reviews financial information presented on a consolidated basis for purposes of making operating decisions, allocating resources, and evaluating financial performance. In addition, all of the Company’s revenues and long-lived assets are attributable primarily to operations in the United States and Puerto Rico for all periods presented.

Concentration of credit risk and Off-Balance Sheet Risk

Cash and affiliate receivable are financial instruments that are potentially subject to concentrations of credit risk. See Note 14, Related Party Transactions, for disclosure of affiliate receivables. The Company’s cash and restricted cash are deposited in accounts at large financial institutions, and amounts may exceed federally insured limits. The Company believes it is not exposed to significant credit risk due to the financial strength of the depository institutions in which the cash and cash equivalents are held. The Company has no other financial instruments with off-balance-sheet risk of loss.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. There are no cash equivalents as of December 31, 2024 or 2023.

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

The Company has determined the estimated fair value of its financial instruments based on appropriate valuation methodologies; however, for Level 2 and Level 3 inputs considerable judgment is required to develop these estimates. Accordingly, these estimated fair values are not necessarily indicative of the amounts the Company could realize in a current market exchange. The estimated fair values can be materially affected by using different assumptions or methodologies. The methods and assumptions used in estimating the fair values of financial instruments are based on carrying values and future cash flows. As of December 31, 2023, the Company did not hold any Level 2 or Level 3 assets. See Note 13, Fair Value Measurements, for additional information on Level 2 and Level 3 liabilities as of December 31, 2024.

Cash is stated at cost, which approximates their fair value. The carrying amounts reported in the consolidated balance sheets for affiliate receivable, accounts payable, affiliate payable and accrued liabilities approximate fair value, due to their short-term maturities.

Outstanding borrowings that qualify as financial instruments are carried at cost, which approximates their fair value as of December 31, 2024 and 2023, due to their short duration.

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

Under the equity method of accounting, an investee company’s accounts are not reflected within the Company’s consolidated balance sheets and statements of operations; however, the Company’s share of the earnings or losses of the investee company is reflected in the caption “Other income” in the consolidated statements of operations. The Company’s carrying value in equity method investee companies is not reflected in the Company’s consolidated balance sheets as of December 31, 2024 or 2023 as the carrying value is de minimis. When the Company’s carrying value in an equity method investee company is reduced to zero, no further losses are recorded in the Company’s consolidated financial statements unless the Company has guaranteed obligations of the investee company or has committed additional funding. When the investee company subsequently reports income, the Company will not record its share of such income until it equals the amount of its share of losses not previously recognized.

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

Internal Use Software

Internal-use software development costs incurred in the preliminary project stage are expensed as incurred; costs incurred in the application and development stage, which meet the capitalization criteria, are capitalized and amortized on a straight-line basis over the estimated useful life of the asset and costs incurred in the post-implementation/operations stage are expensed as incurred. The estimated useful life for development costs capitalized as of December 31, 2024 and 2023 is five years. Further, internal and external costs incurred in connection with upgrades or enhancements are also evaluated for capitalization. If the software upgrade results in an additional functionality, costs are capitalized; if the upgrade only extends the useful life, it is expensed as occurred.

Intangible assets

In certain of its CCRAs, the Company makes up-front payments to acquire Claims recovery rights from secondary payers, such as health plans, managed service organizations, providers or medical services and independent physicians’ associations. The Company recognizes intangible assets for costs incurred up front to acquire Claims recovery rights from various Assignors.

The CCRA assets are held at cost. Historically, the Company amortized capitalized costs associated with CCRAs over eight years, based on the expected timing to pursue recovery through litigation, including through potential appeals. As part of the annual reassessment of useful lives as of December 31, 2024, the Company updated the estimated useful life of the CCRAs to seven years beginning January 1, 2025.

As part of the Business Combination, the Company acquired rights to Claims recovery cash flows. As a result of this purchase and the guaranty obligation as noted in Note 8, Variable Interest Entities, the Company consolidated the entity which holds these Claim rights. Upon consolidation, these Claims rights were accounted for under ASC 350. As such these assets are held at cost, net of amortization.

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

Derivative Instruments

The Company evaluates its convertible debt, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with ASC 480, Distinguishing Liabilities from Equity and ASC 815, Derivatives and Hedging. The result of this accounting treatment is that the fair value of the embedded derivative, if required to be bifurcated, is marked-to-market at each balance sheet date and recorded as a liability. The change in fair value is recorded in the statements of operations as a component of other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.

In circumstances where the embedded conversion option in a convertible instrument is required to be bifurcated and there are also other embedded derivative instruments in the convertible instrument that are required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, combined derivative instrument.

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Equity instruments that are initially classified as equity that become subject to reclassification are reclassified to liability at the fair value of the instrument on the reclassification date. Derivative instrument liabilities will be classified in the consolidated balance sheet as current or non-current based on whether net-cash settlement of the derivative instrument is expected within 12 months of the balance sheet date.

Non-Controlling Interests

As part of the Business Combination and described in Note 1, Description of the Business, the Company became the managing member of MSP Recovery, which is consolidated as the Company controls the operating decisions of MSP Recovery. The non-controlling interest relates to the Up-C Units that are convertible into Class A Common Stock of the Company at the discretion of the holder of the Up-C Unit. The Up-C Unit holders retained approximately 99.76% of the economic ownership percentage of the Company as of the Closing Date. The non-controlling interest is classified as permanent equity within the consolidated balance sheet of the Company. As of December 31, 2024, based on the Class A common stock issuances during the period, the non-controlling interest of Class V shareholders was 69.43%.

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

Claims Recovery

The Company’s primary income-producing activities are associated with the pursuit and recovery of proceeds related to Claims recovery rights that the Company obtains through CCRAs, in which it becomes the owner of those rights. As a result, such income is not generated from the transfer of control of goods or services to customers, but from the proceeds realized from perfection of Claims recoveries from rights the Company holds outright. The Company may also generate future revenue by providing Claims recovery services to other entities outside of the Company.

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

When the Company becomes entitled to recovery proceeds from the settlement of a Claim recovery pursuit or proceeding that meets the requirements under ASC 450, it recognizes the amount in accounts receivable.

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

The Company derives revenues from contracts with customers primarily from Claims recovery services arrangements (“Claims recovery services”). Claims recovery services include services to related parties or third parties to assist those entities with pursuit of Claims recovery rights. The Company has determined it has a single performance obligation for the series of daily activities that comprise Claims recovery services, which are recognized over time using a time-based progress measure and are typically based on (1) budgeted expenses for the current month with an adjustment for the variance between budget and actual expenses from the prior month or (2) on a contingent basis dependent on actual settlements or resolved litigation. Amounts estimated and recognized, but not yet fully settled or resolved as part of litigation are recognized as contract assets. There were no contract assets as of December 31, 2024 or 2023, as amounts associated with unresolved litigation were fully constrained.

Claims recovery services are generally paid in advance on a monthly basis. The Company did not recognize any material revenue for the years ended December 31, 2024 or 2023 for performance obligations that were fully satisfied in previous periods. For the year ended December 31, 2023, the Company also recognized $0.5 million of servicing income related to a specific contract where the performance obligations were completed during the year.

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

Claims amortization expense

Claims amortization expense includes amortization of CCRAs acquired as part of the business combination, shown as Intangibles, net in the consolidated balance sheets, and CCRA intangible assets for which the Company made up-front payments for Claims recovery rights. For further details on CCRAs see Note 6, Intangible Assets, Net.

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

The Company’s deferred tax balances reflect the impact of temporary differences between the carrying amount of assets and liabilities and the Company’s tax basis. The balances are stated at the tax rates in effect when the temporary differences are expected to be recovered or settled. The Company reviewed the anticipated future realization of the tax benefit of the Company’s existing deferred tax assets and concluded that it is more likely than not that all of the deferred tax assets will not be realized in the future and recorded a full valuation allowance at December 31, 2024 and 2023.

Comprehensive Income (Loss)

The Company has no components of other comprehensive income (loss). As such, net loss equates to comprehensive income (loss) for all periods presented in this report.

Recent Accounting Pronouncements

New Accounting Pronouncements Recently Adopted

In 2024, we adopted Accounting Standards Update (“ASU”) No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, on a retrospective basis. The amendments are intended to increase reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. Refer to Note 15, Segment Information for further information.

New Accounting Pronouncements Issued but Not Yet Adopted

ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. Among other requirements, this update adds specific disclosure requirements for income taxes, including: (1) disclosing specific categories in the rate reconciliation and (2) providing additional information for reconciling items that meet quantitative thresholds. The guidance is effective for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years. The Company is currently evaluating the provisions of this guidance and assessing the potential impact on the Company’s financial statement disclosures.

In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) Disaggregation of Income Statement Expenses”. The guidance in ASU 2024-03 does not change the expense line items presented on the face of the financial statements, but instead, it requires additional disaggregation of specific expense captions in the notes to the financial statements, among other things, specific information about certain costs and expenses including purchases of inventory; employee compensation; and depreciation, amortization and depletion expenses for each caption on the income statement where such expenses are included. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted, and the amendments may be applied prospectively to reporting periods after the effective date or retrospectively to all periods presented in the financial statements. The Company is currently evaluating the provisions of this guidance and assessing the potential impact on the Company’s financial statement disclosures.

Note 3. MATERIAL AGREEMENTS

Virage

On May 23, 2022 as part of the Closing of the Business Combination, the Company acquired assets through the issuance of Up-C Units. In exchange for approximately 0.6 million Up-C Units, the Company acquired the rights to receive the distributable net proceeds (the “Proceeds”) of a portfolio of Claims owned by VRM MSP, a Delaware limited liability company and joint investment vehicle of VRM and Series MRCS. Under this asset acquisition structure, the Company determined that the arrangements to acquire the rights to proceeds from certain Claims recovery rights along with the guarantee of the VRM Full Return (noted and defined below) result in the Company consolidating the Series. Upon consolidation, the Company included the value of the Up-C Units provided and the value of the guarantee as Intangible Assets, net in the consolidated balance sheet. These are held at cost and treated as finite life intangible assets under ASC 350, and have a useful life of seven years.

In connection with such transaction the Company agreed to pay Virage an amount equal to the contributions by Virage to VRM MSP plus an annual rate of return of 20% (the “VRM Full Return”). Pursuant to the terms of the agreement with Virage, such amount is payable exclusively by any of the following means (or any combination thereof): (a) the Proceeds, net of expenses related to claim settlement, (b) a sale of certain reserved shares of Messrs. John H. Ruiz and Frank C. Quesada, and the delivery of the resulting net cash proceeds thereof to VRM, or (c) a sale of shares by the Company and delivery of the net cash proceeds thereof to VRM. The amount of the VRM Full Return was $1,126.5 million and $941.3 million as of December 31, 2024 and 2023, respectively.

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

Pursuant to the Virage MTA dated March 9, 2022 (as amended on April 12, 2023, November 13, 2023, and April 1, 2024, the “Virage MTA”), the VRM Full Return payment due date is September 30, 2025. The payment methods for the VRM Full Return are as follows, and in the following order of priority: (a) a first priority lien on all sources of revenue of the Company not otherwise encumbered as of April 12, 2023 to the extent such revenues and liquidity exceed the amount of net of revenues necessary to establish and maintain an operating reserve (“Operating Reserve”) of to the budget of the Company (plus applicable taxes) plus 10%, (b) a sale of certain reserved shares of Messrs. John H. Ruiz and Frank C. Quesada, and the delivery of the resulting net cash proceeds thereof to VRM, (c) Parent’s sale of additional shares and delivery of proceeds to VRM, subject to certain anti-dilution provisions, and (d) if the VRM Full Return is not satisfied by the foregoing, a sale by Messrs. Ruiz and Quesada of other shares of Common Stock that they hold, and the delivery of the resulting net cash proceeds thereof to VRM; provided that if the VRM Full Return is not fully paid by September 30, 2025 the VRM Full Return shall be payable by any of such payment methods in any order of priority. In addition, Messrs. Quesada and Ruiz agreed to certain transfer restrictions applicable to their Common Stock.

In addition, the Company agreed to make a one-time, lump sum payment to Virage for the period starting May 24, 2023 and ending December 31, 2023, in one or a combination of: (a) cash, in an amount equal to 1.0% of each calendar month-end balance (which month-end balance shall be increased daily up to 20.0% per annum based on a formula set forth in the Virage MTA) of the amount owing to Virage as of each preceding calendar month end and/or (b) issue to VRM a warrant to purchase a number of shares of Class A Common Stock of Parent equal to the quotient of 1.0% of each calendar month end balance of the Unpaid Base Amount (calculated on a cumulative basis) and the VWAP of a share of Class A Common Stock for the five-day period prior to the issuance, beginning with May 24, 2023 and ending December 31, 2023, which warrant will have an exercise price (payable in cash) of $0.0025 per share (the “Initial Virage Warrant”); provided that the Initial Virage Warrant will expire on January 1, 2026.

The Initial Virage Warrant, as amended, was issued effective January 1, 2024, entitling Virage to purchase 1,131,934 shares of Class A Common Stock at an exercise price of $0.0025 per share, with an expiration date of January 1, 2026.

Furthermore, for each calendar month-end beginning with January 31, 2024, and continuing until the VRM Full Return is paid in full, the Company agreed to issue to VRM a warrant to purchase a number of shares of Class A Common Stock of Parent equal to the quotient of 1% of the calendar month-end balance of the Unpaid Base Amount and the VWAP (each, a “Monthly Virage Warrant”), which warrant will have an exercise price (payable in cash) of $0.0001 per share and expire on the second anniversary of its issuance.

As of December 31, 2024, the Company issued 9 Monthly Virage Warrants, entitling Virage to purchase 8,619,405 shares of Class A Common Stock, each warrant expiring two years from the date of issuance, which are exercisable for $0.0025 per share. Furthermore, on April 14, 2025, the Company issued two additional warrants for November 2024 and December 2024, each warrant exercisable for 3,277,808 and 6,332,792 shares, respectively, both which are exercisable for $0.0001 per share and expiring two years from the date of issuance.

The Company also agreed that, after the Yorkville Convertible Notes are fully satisfied, 25% of the Company’s portion of any net proceeds from the Yorkville SEPA would be used to pay down the VRM Full Return, and that Messrs. John H. Ruiz and Frank C. Quesada would commence the sale of certain of their reserved shares, and deliver the resulting net cash proceeds thereof to VRM.

The Company has received a report from its independent registered public accounting firm with an emphasis of matter paragraph as to going concern in connection with the Company’s audited annual financial statements for the year ended December 31, 2024; however on September 6, 2024, Virage agreed to waive a provision of the Virage MTA Amendment that would otherwise accelerate the payment of amounts due to Virage in such event.

Hazel Purchase Money Loan

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

In addition, under the Operational Collection Floor, HPH agreed to extend up to $3.3 million (with a 40% original issue discount) to fund the acquisition of additional Claims, which further collateralize the Working Capital Credit Facility. On October 2, 2024, the Company acquired the recovery rights to additional Medicare Secondary Payer Claims from an existing Assignor consisting of more than 450,000 Medicare members, as documented by the Assignor.

Amounts borrowed and obligations under the Purchase Money Loan and the Working Capital Credit Facility (See Note 9, Claims Financing Obligations and Notes Payable) are secured by a pledge of proceeds from specific Claims in the Company’s Claims portfolio, with the lien securing the Purchase Money Loan being subordinated and junior to the lien securing the Working Capital Credit Facility. Pursuant to the Purchase Money Loan and the Working Capital Credit Facility, the Company entered into a collateral administrative agreement between the Company and Hazel, which sets forth certain arrangements between the Company and Hazel in relation to Claims owned by the Company, the proceeds of which are due to the Company were pledged to Hazel to secure the Purchase Money Loan and the Working Capital Credit Facility.

Hazel Working Capital Credit Facility

On March 6, 2023, Subrogation Holdings entered into a credit agreement (as amended on March 29, 2023; November 10, 2023; and October 1, 2024; the “Working Capital Credit Facility”) with HPH providing for funding of up to $80 million (with a 40% original issue discount), consisting of a Term Loan A commitment to fund up to $30 million (in multiple installments) in proceeds and a Term Loan B Commitment to fund up to $18 million (in multiple installments) in proceeds. During fiscal year 2023, HPH disbursed $20.5 million under Term Loan A and $9.0 million under Term Loan B.

During fiscal year 2024, HPH disbursed $4.5 million under Term Loan B on January 25, 2024. On August 2, 2024, Subrogation Holdings entered into a letter agreement to amend the Working Capital Credit Facility (the “HPH Letter Agreement”) with HPH, which, among other things: (i) extended the period to draw up to $23.3 million (with a 40% original issue discount) remaining under Term Loan B for working capital, accessible in eight tranches of $1.75 million, that can be drawn at least one month apart, until September 2025, and (ii) provided for a $3.3 million loan (subject to a 40% original issue discount) funded by August 31, 2024 to acquire additional Claims (the “New Claims”) that collateralize the Working Capital Credit Facility (collectively, (i) and (ii) the “Operational Collection Floor”). The parties formalized the terms of the HPH Letter Agreement in Amendment No. 3 to the Working Capital Credit Facility dated October 1, 2024 (the “OCF Amendment”). On October 2, 2024, the Company acquired the recovery rights to additional Medicare Secondary Payer Claims from an existing Assignor consisting of more than 450,000 Medicare members, as documented by the Assignor.

Under the Operational Collection Floor, the Company received during 2024: (i) $12.3 million for working capital, and (ii) $2.0 million for the purpose of acquiring the New Claims. To date, the Company received $3.5 million of working capital for 2025. Pursuant to the Working Capital Credit Facility, HPH may, at its sole discretion, increase the Operational Collection Floor by an amount of up to $6.0 million, to be funded over a period of three to six months. On February 28, 2025 and April 4, 2025, HPH exercised that discretion and funded $1.75 million and $1.5 million, respectively, from the increase to the Operational Collection Floor. An additional $2.75 million remains available under the Operational Collection Floor, to be funded at HPH’s sole discretion.

Note 4. INVESTMENT IN EQUITY METHOD INVESTEES

The Company holds four investments which are accounted for using the equity method: MAO-MSO Recovery II LLC Series PMPI (“Series PMPI”), MAO-MSO Recovery LLC, MAO-MSO Recovery II LLC (both collectively the “MAO-MSO entities”) and VRM MSP.

Series PMPI is a series of MAO-MSO Recovery II LLC. The Company exercises significant influence over the operating and financial activities of Series PMPI, but does not exercise control of the entity. In accordance with Series PMPI’s operating agreement, the controlling member is entitled to a preferred return of 20% per annum (the “Preferred Return”). Once the Preferred Return has been met, the controlling member is entitled to 50% of Claims recoveries by PMPI. The noncontrolling member is allocated 100% of the costs of PMPI. Since the Preferred Return exceeds the total members’ equity of PMPI as of both December 31, 2024 and 2023, the value of the equity method investment in the consolidated balance sheet is $0.

The MAO-MSO entities are Delaware limited liability companies formed as master series entities whose central operations are to form other series legal entities that will hold and pursue Claims recovery rights. The MAO-MSO entities are not designed to hold or pursue Claims recoveries themselves. The Company holds a 50% economic interest in both entities, and has significant influence through its equity investment, but does not control either entity. As equity method investments, the Company recognizes its proportionate share of net earnings or losses as equity earnings in Other income. The activity of these entities has been insignificant for the years ended December 31, 2024 and 2023. Since the Company did not make a contribution to the MAO-MSO entities and the entities have recorded losses, the value of the equity method investment in the consolidated balance sheets is $0 as of both December 31, 2024 and 2023.

Summary financial information for equity accounted investees, not adjusted for the percentage ownership of the Company is as follows:

	For the Year Ended December 31,
(in thousands)	2024	2023
Revenue	$354	$(8)
Amortization	$1,167	$2,000
Other expenses	$27	$30
Loss	$(840)	$(2,038)

	As of December 31,
(in thousands)	2024	2023
Total Assets	$928	$1,403
Total Liabilities	$762	$399

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

Note 5. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consist of the following:

	December 31,
(in thousands)	2024	2023
Office and computer equipment	$459	$434
Leasehold improvements	701	113
Internally developed software	5,588	5,789
Other software	67	67
Property and equipment, gross	$6,815	$6,403
Less: accumulated depreciation and amortization of software	(1,656)	(1,492)
Property and equipment, net	$5,159	$4,911

For the years ended December 31, 2024 and 2023, depreciation expense and amortization expense was $0.3 million and $0.3 million, respectively.

Note 6. INTANGIBLE ASSETS, NET

The Company holds CCRAs held by Series MRCS, which were acquired through the issuance of equity as part of the Business Combination in 2022 and acquisitions of additional CCRAs from the Closing Date through 2024.

Intangible assets, net consists of the following:

	December 31,
(in thousands)	2024	2023
Intangible assets, gross	$3,121,859	$3,872,356
Accumulated amortization	(1,223,636)	(739,560)
Net	$1,898,223	$3,132,796

During the year ended December 31, 2024, the Company purchased $2.2 million of CCRAs included in Intangible assets, net, which were paid in cash. During the year ended December 31, 2023, the Company purchased $287.0 million of CCRAs included in Intangible assets, net, of which $285.5 million was through the Hazel transaction (See Note 3, Material Agreements), $0.8 million was through a Class A Common Stock and $0.7 million was paid in cash.

For the years ended December 31, 2024 and 2023, Claims amortization expense was $484.1 million and $476.5 million, respectively.

Future amortization for CCRAs is expected to be as follows:

(in thousands)	CCRAs Amortization
2025	$474,556
2026	474,556
2027	474,556
2028	474,555
Total	$1,898,223

The Company monitors intangible assets for potential impairment indicators, including, but not limited to, assumptions regarding the amount and timing of future collections derived from its CCRAs. The Company continues to pursue recoveries from various parties under rights held through its CCRAs; however, extended delays may result in future impairment of the Company’s intangible assets.

During the Company’s fourth quarter review of its CCRAs, the Company identified potential impairment indicators, such as recurring operating losses, and a lack of substantial revenue generated from our Claims portfolio to date, which it considered in its evaluation of its definite-lived intangible assets. As a result, the Company performed a recoverability analysis on the definite-lived CCRA intangible assets in the fourth quarter of 2024. The recoverability analysis primarily included unobservable inputs, including internally developed assumptions about the estimated market share of insurance carriers that may not have paid claims due to Assignors, undiscounted cash flows of potential estimated recoveries from those carriers, the corresponding direct costs associated with those estimated recoveries, and the Company’s ability to successfully litigate or negotiate settlements.

An asset group is impaired if the estimated undiscounted cash flows are less than the asset group’s carrying value. Impairment is measured by the amount by which the carrying value exceeds fair value. The Company performed a probability-weighted undiscounted net cash flow analyses, taking into account various scenarios of expected cash flows, some of which rendered positive results, while others rendered negative results. Given that the probability-weighted average cash flows of all scenarios were below the carrying value, the Company performed a fair value assessment to measure impairment loss.

The fair value assessment of the intangible assets was determined using the income approach. The significant inputs and assumptions used in the estimate of fair value were primarily Level 3 inputs, and include internally developed assumptions used in the undiscounted analysis, as well as the determination of an appropriate discount rate. The Company’s estimation of the fair value of its CCRA intangible assets resulted in a non-cash impairment charge amount of $752.7 million recorded during the fourth quarter of 2024 in Impairment of intangible assets in the consolidated statement of operations for the year ended December 31, 2024. The estimation of the fair value requires significant management judgment with respect to the estimates discussed above. The estimates of the fair value are based on the best information available as of the date of the assessment. Small changes in the significant inputs and assumptions would increase or decrease estimated discounted future operating cash flows and could increase or decrease an impairment charge by a material amount. For example, if estimated recoveries were accelerated by one year, the non-cash impairment charge would decrease by $141.6 million, while if estimated recoveries were extended by a year, then the non-cash impairment charge would increase by $128.3 million. In addition, a hypothetical 1% change in the discount rate assumption would increase or decrease the impairment charge by approximately $39.0 million. If actual results or future expectations are not consistent with the assumptions used in our estimate of fair value, it may result in the recording of additional impairment charges in the future which could be material.

The following table presents the changes in the Company’s intangibles assets for year ended December 31, 2024:

(in thousands)	Intangible Assets
Balance as of December 31, 2022	$3,363,156
Acquisitions of CCRAs	287,029
Amortization expense	(476,492)
Sale of CCRAs	(40,897)
Balance as of December 31, 2023	$3,132,796
Acquisitions of CCRAs	2,200
Amortization expense	(484,076)
Impairment	(752,697)
Balance as of December 31, 2024	$1,898,223

Note 7. INCOME TAX

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

There was no provision for income tax for the years ended December 31, 2024 and 2023.

A reconciliation of the United States statutory income tax rate to the Company’s effective tax rate for the year ended December 31, 2024 and 2023 is as follows for the years indicated:

	For the Year Ended December 31,
	2024	2023
Federal Statutory rate	21.00%	21.00%
Noncontrolling interests/effect of pass-through entities	-16.14%	-19.59%
Valuation allowance	-8.47%	-1.73%
Warrant liability	1.85%	0.00%
State Taxes	1.76%	0.37%
Other	0.00%	-0.05%
Effective Income tax rate	0.00%	0.00%

Details of the Company’s deferred tax assets and liabilities at December 31, 2024 and 2023 are as follows for the years indicated:

	As of December 31,
in thousands	2024	2023
Deferred tax assets
Net operating loss carryforward	$4,613	$1,126
Investment in MSP Recovery, LLC	21,668	30,385
Start-up Costs	791	854
Transaction Costs	2,699	2,962
Interest Expense — 163j	16,863	5,065
Total deferred tax assets	46,634	40,392
Valuation Allowance	(46,634)	(40,392)
Total deferred tax assets (liability)	$—	$—

The Company has a deferred tax asset for the difference between the financial reporting and the tax basis of its investment in MSP Recovery, LLC. The deferred tax asset above does not consider the iterative impact of the TRA liability as the entire liability has not been recorded as of December 31, 2024 and 2023.

As of December 31, 2024 the Company had $17.4 million and $17.4 million of U.S. gross federal and state net operating loss carryovers available to offset future taxable income, respectively. As of December 31, 2023, the Company had $4.3 million and $4.2 million of U.S. gross federal and state net operating loss carryovers available to offset future taxable income, respectively.

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

As of December 31, 2024 and 2023, the Company has not recorded any unrecognized tax benefits. The Company files income tax returns in the U.S. federal jurisdiction and Florida which remain open and subject to examination by the various taxing authorities. As of December 31, 2024, the Company’s federal and state and local income tax years 2021 through 2023 remain open and are subject to examination.

Note 8. VARIABLE INTEREST ENTITIES

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

Total assets and liabilities included in its consolidated balance sheets for these VIEs were $1.4 billion and $0.4 million, respectively, at December 31, 2024 and $2.2 billion and $0.4 million, respectively, at December 31, 2023. The assets at December 31, 2024 and 2023 include the Intangible Assets, net included in the Series of $1.2 billion and $2.0 billion, respectively.

Investments in unconsolidated Variable Interest Entities

The Company is involved with VIEs in which it has investments in equity but does not consolidate because it does not have the power to direct the activities that most significantly impact their economic performance and thus is not considered the primary beneficiary of the entities. Those VIEs are reflected as equity method investments and are reflected at $0 on the Company’s consolidated balance sheet.

Total assets and liabilities for these VIEs were $0.9 million and $0.8 million, respectively, at December 31, 2024 and $1.4 million and $0.4 million, respectively, at December 31, 2023.

Generally, MSP’s exposure is limited to its investment in those VIEs (see Note 4, Investment in Equity Method Investees). For MAO-MSO Recovery II, LLC and Series PMPI, MSP may be exposed to providing additional recovery services at its own cost if recovery proceeds allocated to it are insufficient to recover the costs of those services. MSP does not have any other exposures or any obligation to provide additional funding.

VRM MSP

As discussed in Note 4, Investment in Equity Method Investees, the Company became a member of VRM MSP through the contribution of certain Series (holding certain CCRAs) by MSP Recovery into VRM MSP. The Company determined, based on analysis of the rights to cash flows from the Series and the related guaranty obligation, that the Company is the primary beneficiary of the Series entities, and therefore should consolidate as of the transaction date. The contribution is considered a common control transaction, as the Company controls and consolidated the Series before and after such contribution. The Company consolidates the Series held within VRM MSP, however does not consolidate VRM MSP itself.

Refer to Note 4, Investment in Equity Method Investees, for additional information on this VRM MSP transaction.

Note 9. CLAIMS FINANCING OBLIGATIONS AND NOTES PAYABLE

Based on claims financing obligations and notes payable agreements, as of December 31, 2024 and 2023, the present value of amounts owed under these obligations were $673.6 million and $556.3 million, respectively, including capitalized interest. In addition, as of December 31, 2024 and 2023, the Company has $12.2 million and $10.0 million of advances from Yorkville, respectively. The weighted average interest rate is 15.0% based on the current book value of $685.7 million with rates that range from 0.0% to 20.0%. The Company is expected to repay these obligations from cash flows from claim recovery income or potentially for the renegotiated debt through class A common stock issuances.

As of December 31, 2024, the minimum required payments on these agreements are $818.7 million. Certain of these agreements have priority of payment regarding any proceeds until full payment of the balance due is satisfied. The maturity of the commitments range from the date sufficient claims recoveries are received to cover the required return or in some cases by 2031.

Brickell Key Investments, LP

In 2015, the Company entered into a Claims Proceeds Investment Agreement (as amended, the “CPIA”) with Brickell Key Investments LP (the “Holder”). On October 12, 2022, the Company entered into an Amendment to the CPIA (the “Amendment”) and a Warrant Agreement (the “Warrant Agreement”) with the Holder, pursuant to which the parties agreed to amend the original CPIA and required payment terms.

Pursuant to the CPIA, as amended, the Company granted to the Holder the right to purchase Class A common shares in the Company (the “Class A Shares”) up to a maximum amount of 106,667 (the “Amount”) for a purchase price equal to $6,666.67 ($0.0625 per Class A Share), and is payable in cash. This Warrant (the “Warrant”) will expire at 5:00 p.m. (Eastern Time), on September 30, 2027 and may be exercised in whole or in part by Holder at any time prior to such date. The Holder can only sell a maximum of 15% per month of the Class A Shares obtained through the Warrant. In exchange for the Company issuing the Warrant, the amounts owed to the Holder pursuant to CPIA are amended to equal $80 million.

In exchange for the Company issuing the Warrant, the amounts owed to the Holder pursuant to CPIA was reduced from approximately $143 million to equal $80 million (the “Reduced Obligation”), and no further interest will accrue. The Holder has the right to receive the $80 million owed through (1) proceeds as outlined in the CPIA, (2) cash paid by the Company or (3) monetization of the Warrant (through the sale of the Warrant or sale of the underlying Class A Shares). If the Holder monetizes the Warrant, the amount owed will be reduced at a measure of $750.00 per Class A Share (five-day volume weighted average price as of September 30, 2022).

In connection with the Amendment and Warrant Agreement, the Holder also executed a Stock Pledge Agreement (the “Pledge Agreement”) with Legacy MSP founders, John H. Ruiz and Frank C. Quesada (the “Founders”). As part of the Pledge Agreement, the Founders agreed to pledge 80 thousand shares to secure payment of the original principal amount of the CPIA; provided, that if any any time prior to September 30, 2024, if the pledge agreement had not terminated, and the per share price of the pledged shares dropped below $0.60 (before 2023 and 2024 Reverse stock splits), then additional shares were required to be pledged by the Founders to bring the number of pledged shares to a value based on the value on that date to $36.0 million (minus amounts received in satisfaction of the obligation). Holder has raised a dispute relating to the total number of shares that the Founders were required to pledge under the Pledge Agreement; however, before any pledged shares may be transacted upon, Holder must have monetized the CPIA Warrant. As of the date of this report, Holder has not monetized the CPIA Warrant. As the Company has an obligation to pay this indebtedness through cash proceeds from certain purchased claims recovery rights, the $80.0 million of amounts owed as of December 31, 2024 was included as Claims financing obligation and notes payable on the consolidated balance sheet.

The Founders did not exercise the option to repurchase the CPIA Warrant on or before June 30, 2023. The Company recognizes the CPIA Warrant at fair value which, considering the price of the Company’s common stock was below $750.00 as of December 31, 2024, was determined to be zero.

Hazel Working Capital Credit Facility and Purchase Money Loan

Working Capital Credit Facility

On March 6, 2023, Subrogation Holdings entered into a credit agreement (as amended on March 29, 2023; November 10, 2023; and October 1, 2024; the “Working Capital Credit Facility”) with HPH providing for funding of up to $80 million (with a 40% original issue discount), consisting of a Term Loan A commitment to fund up to $30 million (in multiple installments) in proceeds and a Term Loan B Commitment to fund up to $18 million (in multiple installments) in proceeds. During fiscal year 2023, HPH disbursed $20.5 million under Term Loan A and $9.0 million under Term Loan B.

During fiscal year 2024, HPH disbursed $4.5 million under Term Loan B on January 25, 2024. On August 2, 2024, Subrogation Holdings entered into a letter agreement to amend the Working Capital Credit Facility (the “HPH Letter Agreement”) with HPH, which, among other things: (i) extended the period to draw up to $23.3 million (with a 40% original issue discount) remaining under Term Loan B for working capital, accessible in eight tranches of $1.75 million, that can be drawn at least one month apart, until September 2025, and (ii) provided for a $3.3 million loan (subject to a 40% original issue discount) funded by August 31, 2024 to acquire additional Claims (the “New Claims”) that collateralize the Working Capital Credit Facility (collectively, (i) and (ii) the “Operational Collection Floor”). The parties formalized the terms of the HPH Letter Agreement in Amendment No. 3 to the Working Capital Credit Facility dated October 1, 2024 (the “OCF Amendment”). On October 2, 2024, the Company acquired the recovery rights to additional Medicare Secondary Payer Claims from an existing Assignor consisting of more than 450,000 Medicare members, as documented by the Assignor.

Under the Operational Collection Floor, the Company received during 2024: (i) $12.3 million for working capital, and (ii) $2.0 million for the purpose of acquiring the New Claims. To date, the Company received $3.5 million of working capital for 2025. Pursuant to the Working Capital Credit Facility, HPH may, at its sole discretion, increase the Operational Collection Floor by an amount of up to $6.0 million, to be funded over a period of three to six months. On February 28, 2025 and April 4, 2025, HPH exercised that discretion and funded $1.75 million and $1.5 million, respectively, from the increase to the Operational Collection Floor. An additional $2.75 million remains available under the Operational Collection Floor, to be funded at HPH’s sole discretion.

Purchase Money Loan

On March 29, 2023, the Company acquired a controlling interest in nine legal entities, whose sole assets are CCRAs, from Hazel. This is referred to as the “Claims Purchase.” The purchase price for the Claims Purchase was funded by (i) a purchase money loan between Hazel, as a lender, and the Company, as a borrower, in the amount of $250.0 million (the “Purchase Money Loan”) as discussed in Note 3, Material Agreements, and (ii) proceeds from the sale of certain, separate CCRAs in the Claims Sale (as defined below).

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

Amounts borrowed and obligations under the Purchase Money Loan and the Working Capital Credit Facility are secured by a pledge of proceeds from specific Claims in the Company’s Claims portfolio, with the lien securing the Purchase Money Loan being subordinated and junior to the lien securing the Working Capital Credit Facility. Pursuant to the Second Amended and Restated First Lien Credit Agreement, and in order to secure those additional advances of Term Loan B beginning in January 2024, the following was provided as additional collateral: (i) a pledge of proceeds from certain Claims in the Company’s Claims portfolio, up to $14 million; (ii)

a pledge of the equity interests in an Affiliate of Messrs. John H. Ruiz and Frank C. Quesada; and (iii) a personal guaranty by Messrs. John H. Ruiz and Frank C. Quesada, as primary obligors, guaranteeing those additional advances of Term Loan B beginning in January 2024. On December 22, 2023, our Board approved the Company's payment of certain costs and fees (including legal fees) on behalf of John H. Ruiz and Frank C. Quesada, associated with a mortgage granted in connection with said guaranty, totaling $0.1 million. On April 1, 2025, in connection with the increased funding under the Operational Collection Floor, the pledge and personal guaranty in (ii) and (iii) above was increased by $3.25 million to $17.25 million.

Loans under the Working Capital Credit Facility accrue interest at a Term Secured Overnight Financing Rate for 12-month interest period, plus an applicable margin of 10% per annum. Accrued interest on the Working Capital Credit Facility is payable in kind and are capitalized. The Working Capital Credit Facility has a stated maturity date of March 31, 2026, and HPH may extend for up to one year in its sole discretion. The Purchase Money Loan accrues interest at a rate of 20% per annum, payable in kind or in cash at the Company’s discretion. The Purchase Money Loan has a maturity date of March 31, 2026, extendable up to one year in Hazel’s sole discretion.

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

Nomura Promissory Note

On May 27, 2022, the Company issued an unsecured promissory note to Nomura (as amended on April 12, 2023, November 13, 2023, and March 26, 2024, the “Nomura Note”). The Nomura Note carries a principal amount of approximately $30.0 million related to advisory fees and deferred underwriting fees and expenses that became due and payable by the Company to Nomura, in connection with the consummation of the Business Combination. The Nomura Note is payable in kind or in cash, at the Company’s discretion, accrues interest at 16% per annum, and matures on September 30, 2025. Upon two days prior written notice to Nomura, the Company may prepay all or any portion of the then outstanding principal amount under the Nomura Note together with all accrued and unpaid interest thereon. The balance of the unsecured Nomura Note and related interest are included within Claims financing obligations and notes payable in the consolidated balance sheet. The Nomura Note became current on September 30, 2024, and the Company does not currently have available liquidity to satisfy said obligation.

Under the Nomura Note, 50% of the aggregate proceeds under the Yorkville SEPA will be used to pay amounts outstanding under the Amended and Restated Nomura Promissory Note (first towards accrued and unpaid interest, if any, then towards principal) and the remaining 50% of such proceeds will be used to pay amounts due under the Convertible Notes, if any, or be paid to the Company after the Convertible Notes are fully repaid. Pursuant to a letter agreement dated November 15, 2024, Nomura agreed to forego payments of up to $4.0 million due under the Nomura Note from proceeds from the sale of Class A Common Stock to Yorkville pursuant to the Yorkville SEPA until March 31, 2025.

Yorkville Standby Equity Purchase Agreement

On November 14, 2023, the Company entered into a standby equity purchase agreement (the “Yorkville SEPA”) with YA II PN, Ltd., a Cayman Island exempted company (“Yorkville”), pursuant to which Yorkville committed to purchase up to $250.0 million in shares of Class A Common Stock, subject to certain limitations and conditions set forth therein, during the term thereof. Sales of Class A Common Stock under the Yorkville SEPA, and the timing of any such sales, are at the Company’s option, and the Company is under no obligation to sell any shares of Class A Common Stock to Yorkville under the Yorkville SEPA except in connection with notices that may be submitted by Yorkville, in certain circumstances as described below.

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

The shares of Class A Common Stock purchased pursuant to an Advance Notice will be purchased at a price equal to: (i) 98% of the VWAP of the shares of Class A Common Stock on the applicable date of delivery of the Advance Notice during regular trading hours on such date, or (ii) 97% of the lowest daily VWAP of the shares of Class A Common Stock during the three consecutive trading days commencing on the date of the delivery of the Advance Notice, other than the daily VWAP on a day in which the daily VWAP is less than a minimum acceptable price as stated by the Company in the Advance Notice or there is no VWAP on the subject trading day. The Company may establish a minimum acceptable price in each Advance Notice, below which the Company will not be obligated to make any sales to Yorkville.

In connection with the Yorkville SEPA, and subject to the conditions set forth therein, Yorkville agreed to advance to the Company in the form of convertible promissory notes (the “Yorkville Convertible Notes”) an aggregate principal amount of $15.0 million. In 2023, the Company issued two Convertible Notes to Yorkville for a combined principal amount of $10 million, resulting in net proceeds of $9.48 million, and in 2024 the Company issued a third Convertible Note to Yorkville in the principal amount of $5.0 million, resulting in net proceeds to us of $4.75 million.

Pursuant to the Yorkville Convertible Notes, Yorkville has the option, subject to certain limitations, of exchanging on one or more occasions all or part of the then outstanding balance under a given note for shares of our Class A Common Stock at a conversion price equal to the lower of: (i) a fixed price equaling 120% of VWAP the day prior to the date of the closing of each tranche (the “Fixed Price”), or (ii) a variable price equaling 95% of the lowest daily VWAP during the seven consecutive trading days immediately preceding the exchange (the “Variable Price”), but in no event may the variable price be lower than $3.75 per share (the “Floor Price”). With respect to the initial Convertible Note issued on November 15, 2023, the Fixed Price equals $200.5625 per share, with respect to the second Convertible Note issued on December 11, 2023, the Fixed Price equals $92.84 per share, and with respect to the third Convertible Note issued on April 8, 2024, the Fixed Price equals $37.625 per share.

As required pursuant to the Second Amended and Restated Nomura Promissory Note, 50% of the aggregate proceeds under the Yorkville SEPA will be used to repay amounts outstanding under the Nomura Note (first towards accrued and unpaid interest, if any, then towards principal) and the remaining 50% of such proceeds will be used to repay amounts due under the Yorkville Convertible Notes, if any, or be paid to the Company after the Yorkville Convertible Notes are fully repaid. Pursuant to a letter agreement dated November 15, 2024, Nomura agreed to forego payments of up to $4.0 million due under the Nomura Note from proceeds from the sale of Class A Common Stock to Yorkville pursuant to the Yorkville SEPA until March 31, 2025. Pursuant to the Third Virage MTA Amendment, 25% of the Company’s portion of any net proceeds from the Yorkville SEPA would be used to pay down the VRM Full Return after the Yorkville Convertible Notes are fully satisfied.

Upon the occurrence and during the continuation of an event of default, the Yorkville Convertible Notes shall become immediately due and payable, and the Company shall pay to Yorkville the principal and interest due thereunder. Events of default include, among others: (i) termination of quotation or listing of the Class A Common Stock on any primary market for a period of 10 consecutive trading days (the Company is currently quoted and listed for trading on Nasdaq) and (ii) failure to timely file any periodic report with the SEC on or before the due date of such filing as established by the SEC, including extensions under Rule 12b-25 under the Exchange Act. In no event shall Yorkville be allowed to effect a conversion if such conversion, along with all other shares of Common Stock beneficially owned by Yorkville and its affiliates would exceed 9.99% of the outstanding shares of the Common Stock of the Company. If any time on or after November 14, 2023: (i) the daily VWAP is less than the Floor Price for ten consecutive trading days (“Floor Price Trigger”), (ii) the Company has issued substantially all of the shares available under the Exchange Cap (as defined below) (“Exchange Cap Trigger”), or (iii) the Parent is in material breach of the Registration Rights Agreement, and such breach remains uncured for a period of twenty trading days, or the occurrence of an “Event” (as defined in the Registration Rights Agreement) (“Registration Event Trigger” and collectively with the Floor Price Trigger and the Exchange Cap Trigger, the “Trigger”), then the Company shall make monthly payments to Yorkville beginning on the seventh trading day after the Trigger and continuing monthly in the amount of $1.5 million plus a 5.0% premium and accrued and unpaid interest. On December 6, 2024, stockholders holding at least a majority of our outstanding voting capital stock approved by written consent as required by Nasdaq Rule 5635(d), the issuance of shares of common stock of the Company in excess of the Exchange Cap set forth in the Yorkville SEPA. Effective January 8, 2025, the Exchange Cap was effectively lifted, allowing the Company to issue shares to Yorkville pursuant to the Yorkville SEPA and the Yorkville Convertible Notes in excess of the Exchange Cap. In addition, on April 10, 2025, Yorkville agreed to waive Volume Threshold and Maximum Advance Amount limitations set forth in the Yorkville SEPA.

Yorkville, at its discretion and providing that there is a balance remaining outstanding under the Yorkville Convertible Notes, may deliver a notice under the Yorkville SEPA requiring the issuance and sale of shares of Class A Common Stock to Yorkville at the Conversion Price in consideration of an offset of the Yorkville Convertible Notes (“Investor Notice”). Yorkville, in its sole discretion, may select the amount of any Investor Notice, provided that the number of shares issued does not cause Yorkville to exceed the 9.99% ownership limitation or the amount of shares of Class A Common Stock that are registered. As a result of an Investor Notice, the amounts payable under the Yorkville Convertible Notes will be offset by such amount subject to each Investor Notice.

The Company will control the timing and amount of any sales of shares of Class A Common Stock to Yorkville, except with respect to the conversion of the Yorkville Convertible Notes. Actual sales of shares of Class A Common Stock to Yorkville as an Advance under the Yorkville SEPA will depend on a variety of factors to be determined by the Company from time to time, which may include, among other things, market conditions, the trading price of the Company’s Class A Common Stock, and determinations by the Company as to the appropriate sources of funding for our business and operations.

The Yorkville SEPA will automatically terminate on the earliest to occur of: (i) the first day of the month following the 36-month anniversary of the date of the Yorkville SEPA, or (ii) the date on which Yorkville shall have made payment of Advances pursuant to the Yorkville SEPA for shares of Class A Common Stock equal to $250.0 million. The Company has the right to terminate the Yorkville SEPA at no cost or penalty upon five trading days’ prior written notice to Yorkville, provided that there are no outstanding Advance Notices for which shares of Class A Common Stock need to be issued, and the Company has paid all amounts owed to Yorkville pursuant to the Yorkville Convertible Notes. The Company and Yorkville may also agree to terminate the Yorkville SEPA by mutual written consent. Neither the Company nor Yorkville may assign or transfer the Company’s respective rights and obligations under the Yorkville SEPA, and no provision of the Yorkville SEPA may be modified or waived by the Company or Yorkville other than by an instrument in writing signed by both parties.

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

On April 12, 2024, Yorkville agreed that, to the extent that it holds Class A Common Stock in such quantities that would prevent the Company from utilizing the Yorkville SEPA solely due to the Ownership Limitation, Yorkville committed to fund an additional advance in the principal amount of $13.0 million on the same terms and conditions as the Yorkville Convertible Notes pursuant to the Yorkville SEPA.

During 2024, the Company sold 1,108,071 shares of Class A Common Stock to Yorkville, respectively, pursuant to investor and/or advance notices delivered under the Yorkville SEPA at prices between $1.78 and $21.09 per share. The proceeds therefrom were used to: (i) reduce amounts owed under Yorkville Note #1 by $2.8 million and $0.2 million of principal and interest, respectively for fiscal year 2024, (ii) $0.5 million to fund operations of the Company, and (iii) $2.6 million of payment to reduce amounts owed under the Nomura Note for fiscal year 2024. As we have sold substantially all of the 2.0 million shares currently registered for resale to Yorkville, we need to file with the SEC one or more additional registration statements to register under the Securities Act the resale by Yorkville of any additional shares of our common stock, and the SEC would have to declare such registration statement or statements effective before we could sell additional shares. There can be no assurances of such events occurring or the timing of such events occurring.

Note 10. WARRANT LIABILITY

When the Company issues warrants, it evaluates the proper balance sheet classification of the warrant to determine whether it should be classified as equity or as a derivative liability on the consolidated balance sheets. In accordance with ASC 815-40, “Derivatives and Hedging-Contracts in the Entity’s Own Equity” (“ASC 815-40”), the Company classifies a warrant as equity so long as it is “indexed to the Company’s equity” and several specific conditions for equity classification are met. A warrant is not considered indexed to the Company’s equity, in general, when it contains certain types of exercise contingencies or adjustments to the exercise price. If a warrant is not indexed to the Company’s own common stock or it has net cash settlement that results in the warrants to be accounted for under ASC 480, “Distinguishing Liabilities from Equity”, or ASC 815-40, it is classified as a derivative liability which is carried on the consolidated balance sheet at fair value with any changes in its fair value recognized currently in the consolidated statement of operations.

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

As of December 31, 2024, the Company had recognized a warrant liability for the following securities which are convertible into, or allow the purchase of, our Class A Common Stock, including: (i) 2,950,157 Public Warrants outstanding, each exercisable to purchase 1/625th of one share of our Class A Common Stock (but only exercisable in lots of 625 to purchase whole shares); (ii) the CPIA Warrant, exercisable to purchase 106,667 shares of Class A Common Stock at a purchase price of $0.0625 per share; (iii) the VRM Warrants, of which 10 are exercisable to purchase a total of 9,751,339 shares of Class A Common Stock at a purchase price of $0.0025 per share; and (iv) warrants to Virage Recovery Participation, LP, exercisable to purchase 100,000 shares of Class A Common Stock at a purchase price of $0.0025 per share.

The warrant liability includes the mark-to-market fair value of the warrants discussed above. The fair value of the warrant liability is derived considering the potential shares issuable for each warrant and using the price of the Company’s Class A Common Stock as of the most recent balance sheet date, which is a quoted price in active markets.

The table below presents a roll-forward of the warrant liability from December 31, 2023 to December 31, 2024:

(in thousands)	Warrant Liability
Balance at December 31, 2023	$(268)
Issuance of warrants	(159,200)
Change in fair value of outstanding warrants	137,095
Balance at December 31, 2024	$(22,373)

A summary of activity of the shares underlying the warrants from December 31, 2022 through December 31, 2024:

		Weighted Average
	# of Shares	Exercise Price
Balance at December 31, 2022	111,978	$0.0625
Converted	(590)	$0.0625
Balance at December 31, 2023	111,388	$0.0625
Issued	9,851,339	$0.0025
Balance at December 31, 2024	9,962,727	$0.0032

Refer to Note 1, Description of the Business, for discussion of the terms of the Public Warrants and New Warrants, to Note 3, Material Agreements, for discussion of the terms of the VRM Warrants, and to Note 9, Claims Financing Obligations and Notes Payable for discussion of the terms of the CPIA Warrant.

Note 11. NONCONTROLLING INTEREST

The non-controlling interest balance primarily represents the Up-C Units of the Company held by the Members. The following table summarizes the ownership of Units in the Company as of December 31, 2024:

	Common Stock	Ownership Percentage
Ownership of Class A Common Stock	2,184,958	30.6%
Ownership of Class V Common Stock	4,962,704	69.4%
Balance at end of period	7,147,662	100.0%

The non-controlling interest holders have the right to exchange Up-C Units, at the Company’s option, for (i) cash or (ii) one share of Class A Common Stock, subject to the provisions set forth in the LLC Agreement. As such, future exchanges of Up-C Units by non-controlling interest holders will result in a change in ownership and reduce or increase the amount recorded as non-controlling interest and increase or decrease additional paid-in-capital or retained earnings when the Company has positive or negative net assets, respectively. As of December 31, 2024, 0.1 million Up-C Units had been exchanged into Class A shares.

In addition to the non-controlling interest related to Up-C Units, the Company also has non-controlling interests related to the Series as noted in Note 8, Variable Interest Entities, and MAO-MSO Recovery LLC Series FHCP (“FHCP”), which is a non-wholly owned subsidiary of MSP Recovery, LLC. In accordance with FHCP’s operating agreement, the noncontrolling member is entitled to a preferred return of 20% per annum (the “Preferred Return”). Once the Preferred Return has been met, the noncontrolling member is entitled to 80% of Claims recoveries by FHCP. The controlling member is allocated 100% of the costs of FHCP. Since the Preferred Return exceeds the total members’ equity of FHCP as of both December 31, 2024 and 2023, the non-controlling interest also includes $4.4 million representing the entire members’ equity of FHCP.

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

Investigations

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

Cano Health, LLC

On July 7, 2023, the Company issued 318,401 unregistered shares of Class A Common Stock (after giving effect to the Reverse Split) to Cano Health, LLC (“Cano”) as payment for $61.7 million in deferred compensation related to the following agreements, which the Company had the option to pay in cash or in stock and elected to pay in stock, of which (i) 129,033 shares of Common Stock were issued as a deferred consideration for the assignment of certain claims pursuant to that certain Purchase Agreement, effective as of September 30, 2022, as amended to date, by and between MSP Recovery and Cano, and (ii) 189,368 shares of Common Stock were issued as deferred consideration for the assignment of certain claims pursuant to that certain Amended and Restated Claims Recovery and Assignment Agreement effective as of December 31, 2021, as amended to date, by and between MSP Recovery and Cano.

On August 10, 2023, the Company sued Cano in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida for declaratory relief and anticipatory breach of the Cano CCRA, Cano Purchase Agreement, and a Service Agreement (collectively, the “Cano Agreements”) between the parties. On the same day, Cano sued the Company in the same court, alleging fraud in the inducement, breach of contract, tortious interference, and unjust enrichment relating to the Cano Agreements. The Company has a $5.0 million receivable outstanding from Cano; however, due to Cano’s Quarterly Report on Form 10-Q filings for the periods ending June 30, 2023 and September 30, 2023, which include a substantial doubt about Cano’s ability to continue as a going concern, and Cano’s subsequent filing of voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code on February 4, 2024, the Company established a reserve for the balance due under such receivable during 2023. These matters were automatically stayed as a result of Cano’s bankruptcy filing. As of June 28, 2024, the Debtors’ Plan has been confirmed and declared effective. The automatic stay of litigation has been lifted and the parties anticipate the ongoing litigation to re-commence under a new scheduling order.

On January 4, 2024, Cano sued Simply Healthcare Plans, Inc. (“Simply”) and the Company and affiliated entities seeking a declaratory judgment to determine whether the Cano Purchase Agreement should be rescinded, and whether Cano or the Company have standing to recover on claims assigned to the Company against Simply under the Cano Purchase Agreement. Cano also seeks damages from Simply relating to the claims assigned to the Company under the Cano Purchase Agreement. Effective March 4, 2025, Cano voluntarily dismissed their case against Simply without prejudice.

The Company intends to vigorously assert its position in all Cano related litigation.

Note 13. FAIR VALUE MEASUREMENTS

The Company has no assets that are measured at fair value on a recurring basis as of December 31, 2024 and 2023. Liabilities measured at fair value on a recurring basis as of December 31, 2024 and 2023, are summarized as follows:

(in thousands)	Level	December 31, 2024	December 31, 2023
Derivative liability	3	$211	$37
Warrant liability	2	22,373	268
Total		$22,584	$305

The following table details the roll-forward of the Level 3 liabilities during the year ended December 31, 2024:

(in thousands)	Derivative liability
Balance at December 31, 2023	$37
Change in fair value of derivative liability	161
Issuance of note	13
Balance at December 31, 2024	$211

As of December 31, 2024, the beneficial conversion feature within the Yorkville SEPA is treated as an embedded derivative liability and changes in the fair value were recognized in the change in fair value of warrant and derivative liabilities in the consolidated statements of operations. The embedded derivative liability was valued at each of the respective issuance dates and at year-end using the following market-based inputs:

	December 31, 2024	December 31, 2023
Price of Common Stock	$2.27	$56.75
Volatility	60%	40%
Market Risk Spread	9.56%	12.37%
Expected Term (in years)	0.75	1.25

Note 14. RELATED PARTY TRANSACTIONS

Loans from Related Parties

During the year ended December 31, 2022, the Company issued an unsecured promissory note in an aggregate principal amount of $112.8 million (the “Promissory Note”) to John H. Ruiz and Frank C. Quesada, the Company’s Chief Executive Officer and director and Chief Legal Officer and director, respectively (collectively, the “MSP Principals”), in exchange for the MSP Principals agreeing to provide cash to pay transaction costs related to the Merger, pay down affiliate payable balances, and provide operating cash to the Company. In addition to the amounts in the Promissory Note, at the merger date with LCAP, the MSP Principals contributed $13.0 million through funds that had been loaned to VRM MSP to cover related service fees. The Promissory Note as well as the amount contributed at the merger date bears interest at an annual rate of 4%, payable in kind, and will mature on the four-year anniversary of the issuance. The Promissory Note is payable by the Company at any time, without prepayment penalties, fees, or other expenses. The Company recorded $5.0 million of interest expense related to the Promissory Note for each of the years ended December 31, 2024 and 2023.

A portion of the proceeds under the Promissory Note in an amount equal to $36.5 million was advanced to the Law Firm, an affiliate of certain Members, for certain operating expenses pursuant to a legal services agreement. During the three months ended September 30, 2024, the Company amortized all remaining advances to the Law Firm. This amount is reflected in prepaid expenses and other current assets within the consolidated balance sheets and had a balance of $0 and $7.7 million as of December 31, 2024 and 2023, respectively. The advances of Law Firm expenses are reflected in Professional fees - legal within the consolidated statement of operations. The advances are expensed as incurred, as the Company does not have recourse to any amounts incurred should Law Firm fail to secure recoveries, although it does have recourse to any amounts advanced that have not been incurred as an expense.

Under the legal services agreement, Company shall advance certain of Law Firm’s monthly expenses, including payroll and overhead; however, should Law Firm earn fees under the legal service agreements (the “Existing LSAs”) noted below, net of pre-existing obligations including payments to co-counsel sufficient to cover its monthly expenses, Company is entitled to reimbursement of the advance of said monthly expenses. Further, to the extent that Law Firm earns a surplus of fees in excess of its monthly expenses, said surplus shall be used to reimburse past amounts of Law Firm’s monthly expenses that Company advanced. For the years ended December 31, 2024 and 2023, approximately $7.7 million and $19.2 million, respectively, of the $36.5 million advanced by the Company to the Law Firm has been incurred for expenses pursuant to the legal services agreement.

Founders’ Pledge - Claims Proceeds Investment Agreement

As disclosed in Note 9, Claims Financing Obligations and Notes Payable to the consolidated financial statements, the Founders pledged 80 thousand shares to secure payment of the original principal amount of the CPIA.

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

As of December 31, 2024, the Company has a payable to the Law Firm amounting to $1.8 million. For the years ended December 31, 2024 and 2023, $7.7 million and $19.2 million, respectively, was included in Professional fees - legal for expenses related to the Law Firm in the consolidated statements of operations.

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

For the years ended December 31, 2024 and 2023, $3.4 million and $0.3 million, respectively, were included in cost of Claims recoveries for expenses related to the Law Firm in the consolidated statements of operations.

The Law Firm may also collect and/or hold cash on behalf of the Company in the ordinary course of business. As of December 31, 2024 and 2023, $0.8 million and $0.8 million, respectively, was due from the Law Firm and included in the consolidated balance sheets in Affiliate Receivable. In addition, the Company rents office space from the Law Firm.

MSP Recovery Aviation, LLC

The Company may make payments related to operational expenses on behalf of its affiliate, MSP Recovery Aviation, LLC (“MSP Aviation”). The Company has made payments in the periods of the financial statements only related to specifically billed flights. As of both December 31, 2024 and 2023, $0.2 million was due from MSP Aviation and included in the consolidated balance sheets in Affiliate Receivable. For the years ended December 31, 2024 and 2023, $0.2 million and $0.2 million, respectively, was included in General and Administrative expenses related to MSP Aviation in the consolidated statements of operations.

Funds Held for Other Entities

The Company may collect and/or hold cash on behalf of its affiliates in the ordinary course of business. As of both December 31, 2024 and 2023, $19.8 million was due to affiliates of the Company and included in the consolidated balance sheets in Affiliate Payable. These amounts were primarily due to Series MRCS, and will be repaid either through excess cash flows from operations or other financing. During the year ended December 31, 2021, the Company also entered into a note payable with Series MRCS as outlined in Note 6, Intangible Assets, Net. As of both December 31, 2024 and 2023, the balance of the note payable was $0.5 million and included in the consolidated balance sheets in Claims financing obligation and notes payable.

As of December 31, 2024 and 2023, there were additional receivables from other affiliates of $0.2 million and $0.2 million, respectively. These were included in the consolidated balance sheets in Affiliate Receivable.

VRM MSP

The Company concluded that VRM MSP is a related party due to ownership interests in the entity held by the MSP Recovery and Series MRCS. For the year ended December 31, 2024, the Company recorded $188.0 million and $124.7 million for interest expense related to the VRM Full Return and Virage MTA Amendment, and for the year ended December 31, 2023, the Company recorded $156.2 million and $65.3 million for interest expense related to the VRM Full Return and Virage MTA Amendment, respectively.

Virage

As discussed in Note 3, Material Agreements to the consolidated financial statements, the Initial Virage Warrant, as amended, was issued effective January 1, 2024. Until our obligations to Virage are paid in full, the Company has the option every month to continue to pay Virage in one or a combination of: (a) cash, in an amount equal to 1.0% of each calendar month-end balance (which month-end balance shall be increased daily up to 20% per annum based on a formula set forth in the Virage MTA Amendment) of the amount owing to Virage as of each preceding calendar month end and/or (b) the issuance of subsequent Monthly Virage Warrants.

Refer to Note 3, Material Agreements to the consolidated financial statements, for the listing of warrants issued during the year ended December 31, 2024.

Pursuant to purchase agreements dated March 4, 2024 and August 22, 2024, and as disclosed on Form 4 filings by Mr. John H. Ruiz, the Company’s Chief Executive Officer, the Company issued 17,544 and 14,425, respectively, of unregistered shares of Class A Common Stock to Virage in satisfaction of certain obligations of the Company, which shares were subsequently purchased from Virage by Mr. Ruiz.

Founder’s Up-C Units – VRM Full Return

As disclosed in Note 3, Material Agreements to the consolidated financial statements, in connection with the MTA Amendment, the Company agreed to pay Virage an amount equal to the contributions by Virage to VRM MSP plus an annual rate of return of 20% (the “VRM Full Return”). Pursuant to the terms of the agreement with Virage, such amount may be payable by a sale of certain reserved shares of Messrs. John H. Ruiz and Frank C. Quesada, and the delivery of the resulting net cash proceeds thereof to VRM.

Working Capital Credit Facility Collateral

Pursuant to the Second Amended and Restated First Lien Credit Agreement, and in order to secure those additional advances of Term Loan B beginning in January 2024, the Company approved for Messrs. John H. Ruiz and Frank C. Quesada to provide, as additional collateral, the following: (i) a pledge of the equity interests in an Affiliate of Messrs. John H. Ruiz and Frank C. Quesada; (ii) a mortgage on real property owned by an Affiliate of Messrs. John H. Ruiz and Frank C. Quesada, and (iii) a personal guaranty by Messrs. John H. Ruiz and Frank C. Quesada, as primary obligors, guaranteeing those additional advances of Term Loan B beginning in January 2024. On December 22, 2023, our Board approved the Company's payment of certain costs and fees (including legal fees) on behalf of John H. Ruiz and Frank C. Quesada, associated with the mortgage granted in connection with said guaranty, totaling $0.1 million. On March 4, 2024, the Board authorized the partial repayment of the Law Firm Loan in the amount of $0.4 million, which funds were to be used for the express purpose of paying property taxes on real property owned and pledged by the MSP Principals to HPH as collateral in connection with the Working Capital Credit Facility.

Note 15. SEGMENT INFORMATION

Operating segments are defined as components of an entity for which separate financial information is available and regularly reviewed by the chief operating decision maker (“CODM”). The Company manages its operations, as described in Note 1, Description of the Business, as a single reportable segment for the purposes of assessing performance and making decisions. The accounting policies of the reportable segment are those included in this Note 2, Basis of Presentation and Summary of Significant Accounting Policies. The Company’s CODM is its Chief Executive Officer.

The Company has determined that it operates in one operating segment and one reportable segment, as the CODM reviews financial information presented on a consolidated basis, using the operating expenses and interest expense, as presented on the face of the income statement, for purposes of making operating decisions, allocating resources, and evaluating financial performance. The measure of segment assets is reported on the consolidated balance sheet as total consolidated assets. In addition, all of the Company’s revenues and long-lived assets are attributable primarily to operations in the United States and Puerto Rico for all periods presented.

Significant expenses regularly provided to the CODM are Claims Amortization Expense, Interest Expense, General & Administrative, and Professional Fees as reported on the face of the income statement. The table below presents the Company’s significant segment expenses and a reconciliation of Significant Segment expenses and other segment items to Net Loss, the CODM’s primary measure of performance:

	Year Ended December 31,
(In thousands)	2024	2023
Total Revenues	$18,249	$7,705
Less:
Significant Expenses:
Claims amortization expense	(484,076)	(476,492)
General and administrative	(22,231)	(26,508)
Professional fees	(14,131)	(22,766)
Professional fees – legal	(9,519)	(34,401)
Impairment of intangible assets	(752,697)	—
Interest expense	(420,032)	(289,169)
Significant Expenses	(1,702,686)	(849,336)
Other Segment Items (1)	(127,592)	(6,486)
Net Loss	$(1,556,845)	$(835,145)
(1)
Includes Cost of revenues, Allowance for credit losses, Depreciation and amortization, Change in fair value of warrant and derivative liabilities, and Other income (expense), net, as reported in our consolidated statements of operations.

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

The following table sets forth the computation of basic and diluted earnings per share of Class A common stock:

	Year Ended December 31,
(In thousands, except share and per share data)	2024	2023
Numerator - basic and diluted:
Net loss	$(1,556,845)	$(835,145)
Less: Net loss attributable to the non-controlling interests	1,196,346	778,797
Net loss attributable to MSP Recovery, Inc.	$(360,499)	$(56,348)

Denominator – basic and diluted:
Weighted-average shares of Class A common stock outstanding – basic	1,001,525	356,591
Weighted-average shares of Class A common stock outstanding – dilutive	1,001,525	356,591

Earnings per share of Class A common stock – basic	$(359.95)	$(158.02)
Earnings per share of Class A common stock – diluted	$(359.95)	$(158.02)

Shares of the Company’s Class V common stock do not participate in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class V common stock under the two-class method has not been presented.

In the calculation for earnings per share for the year ended December 31, 2024, the Company excluded from the calculation of diluted earnings per share 4,962,704 shares of Class V common stock, 2,950,157 Public Warrants outstanding, the CPIA Warrant exercisable for 106,667 shares of Class A Common Stock, 894,754,824 New Warrants outstanding and 9,851,339 warrants issued to Virage, as their effect would have been anti-dilutive.

In the calculation for earnings per share for the year ended December 31, 2023, the Company excluded from the calculation of diluted earnings per share 4,965,296 shares of Class V common stock, 2,950,157 Public Warrants outstanding, the CPIA Warrant exercisable for 106,667 shares of Class A Common Stock, 894,754,824 New Warrants outstanding because their effect would have been anti-dilutive.

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

Yorkville SEPA

As disclosed previously, the beneficial conversion feature within the Yorkville SEPA is treated as an embedded derivative liability and changes in the fair value are recognized in the change in fair value of warrant and derivative liabilities in the consolidated statements of operations.

As of December 31, 2024 and 2023, the derivative liability associated with the beneficial conversion feature within the Yorkville SEPA amounted to $0.2 million and $37.0 thousand, respectively.

Refer to Note 9, Claims Financing Obligations and Notes Payable for additional information on the Yorkville SEPA and Note 13, Fair Value Measurements for fair value measurements disclosures related to the embedded derivative in the Yorkville SEPA.

OTC Equity Prepaid Forward Transaction

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

At closing of the Business Combination, the Company transferred from the trust account to an escrow account an amount equal to (a) the aggregate number of such Subject Shares (approximately 1.8 thousand shares), multiplied by (b) the per share redemption price for shares out of the trust account, as a prepayment to CF of the amount to be paid to CF in settlement of the Transaction for the number of shares owned by CF at the closing of the Business Combination (the “FEF Shares”). CF may sell the Subject Shares at its sole discretion in one or more transactions, publicly or privately. Any such sale shall constitute an optional early termination of the Transaction upon which (a) CF will receive from the escrow account an amount equal to the positive excess, if any, of (x) the product of the redemption price and the aggregate number of shares over (y) an amount equal to the proceeds received by CF in connection with sales of the shares, and (b) the Company will receive from the escrow account the amount set forth in (y) above.

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

As a result of the Fee Amendment Agreement and termination of the OTC Forward Transaction, as of December 31, 2024, the Company no longer has any restricted cash, Class A Common Stock subject to possible redemption, or derivative liability in the consolidated balance sheets related to the OTC Forward Transaction.

Note 18. SUBSEQUENT EVENTS

Restructuring Plan

As described in our Current Report on Form 8-K filed with the SEC on April 10, 2025, on April 4, 2025, Virage Recovery Master, LP (“Virage”); Virage Capital Management, LP; Hazel Partners Holdings, LLC (“HPH”); Hazel Holdings I, LLC (and together with HPH, “Hazel”); La Ley con John H. Ruiz P.A. d/b/a MSP Recovery Law Firm; MSP Recovery, LLC; MSP Law Firm PLLC; MSP Recovery, Inc. (the “Company”), John H. Ruiz, and Frank C. Quesada (collectively, the “Parties”) entered into a term sheet (the “Term Sheet”) agreeing to certain terms and transactions that are designed to reduce costs of the Company through a servicer, deleverage the Company by converting certain debt of certain creditors into equity, provide access to $9.75 million of bridge funding to the Company (of which $6.5 million remains available through July 2025 pursuant to the Term Sheet, $2.75 million of which remains available under the Operational Collection Floor at the sole discretion of HPH) and up to $25 million of working capital for New Servicer (as defined below), and focus the Company’s operations, through the New Servicer, on the core business model of pursuing recoveries under the MSP Laws so that it can achieve its long-term recovery goals. Beyond July 2025, the Company’s anticipated sources of funding include the MSP Principals’ commitment to pledge $25 million of collateral to backstop additional working capital funding for the Company, potential distributions under our Standby Equity Purchase Agreement with YA II PN, Ltd. (the “Yorkville SEPA”), and claims recovery proceeds, subject to debt obligations on certain of the claims.

These proposed transactions are subject to, among other things, further negotiation and the execution of definitive agreements, regulatory approvals, certain third-party consents and approvals, and shareholder approvals if required by the Nasdaq Stock Market. The obligation of Hazel and its affiliates to enter into definitive documents is subject to the satisfaction of various conditions precedent, at their sole discretion, including, but not limited to, satisfactory finalization of due diligence and all required internal approvals, receipt of certain third-party consents required, and finalization of documentation. Consummation of the transactions contemplated by the Term Sheet are also subject to additional fundings by other parties and certain debt concessions by other stakeholders. As a result, there can be no guarantee that the transactions contemplated by the Term Sheet will be consummated.

The proposed transactions include, but are not limited to, the following transactions:

1.
Establishment of New Servicer

The Company shall establish a new subsidiary (“New Servicer”) to provide and control recovery efforts, by way of litigation,

demand letters, settlements, or other means, in connection with existing claim recovery rights (to the extent assignable), and those acquired in the future, held in special purpose vehicles (“SPV”), wholly owned by New Servicer, to hold any new claims acquired. The Company will license its intellectual property to the New Servicer in exchange for a license fee of 17.5% of New Servicer’s excess cash flow, with a minimum fee of $1.55 million paid on May 30, 2025, and June 30, 2025. New Servicer will be funded by an affiliate of Hazel (hereinafter, “Funder”), up to $25 million in funding, as set forth below, with a right of first refusal for additional funding needs. New Servicer will be independently managed and be separately governed by an independent board of directors, including a chief executive officer chosen by Funder and consented to by the Company, one director chosen by the Company, and one independent director chosen by Funder and approved by the Company. Funder’s governance rights shall terminate once all Hazel loans have been repaid in full, and Funder’s Recovery Rights Interest (as defined below) in the New Servicer is less than 10%. Virage shall have observer rights to the New Servicer board of directors until the amounts owed to Virage pursuant to the Master Transaction Agreement dated March 9, 2022, as amended (the “MTA”), which was approximately $1.1 billion as of December 31, 2024 (the “VRM Full Return”) has been repaid and Virage’s equity interest in the Company is less than 10%.

2.
Working Capital Funding for the New Servicer

Funder has agreed to extend a line of credit to New Servicer of up to $25 million, funded in tranches of up to $1.75 million per month, subject to the New Servicer meeting certain milestones (which are currently being negotiated and to be agreed in definitive documentation), beginning September 2025, with a maturity date of June 30, 2027. New Servicer funding will accrue interest at the Secured Overnight Financing Rate (“SOFR”) plus 5% per annum for one year, and SOFR plus 10% thereafter. Funder will establish a first lien on the New Servicer; the Company will not guaranty the loan to fund New Servicer.

In addition, Funder or Hazel is entitled to receive to up to 35% of New Servicer’s excess cash flow (the “Recovery Rights Interest”). At its option, Funder may convert, in whole or part, its Recovery Rights Interest for up to 30% of the then outstanding shares of Company’s equity, measured as of the Closing and subject to dilution for stock issuance thereafter.

3.
Additional Bridge Financing for the Company

Moreover, Hazel agreed to provide up to $9.75 million in bridge loan funding to the Company under the existing Operational Collection Floor facility (in addition to the $16.0 million previously funded under the facility) in the amounts of: (i) $1.75 million for March 2025, which was funded on February 28, 2025; (ii) $1.5 million for April 2025, which was funded on April 4, 2025; (iii) $1.5 million for May 2025, to be funded on or about April 30, 2025; (iv) up to $2.0 million to fund the legal, accounting, and administrative expenses associated with the reorganization, subject to certain terms and customary conditions acceptable to Hazel, and minimum license fees of (v) $1.55 million for June 2025; and (vii) $1.55 million for July 2025. Funding is conditional, in part, on an increase in the pledge of collateral and personal guaranty by $9.75 million by Messrs. Ruiz and Quesada (the “MSP Principals”). Such minimum license fee payment will be paid from the Bridge Loan.

Beyond July 2025, the MSP Principals have committed to pledge $25 million of collateral to backstop additional working capital requirements of the Company, in addition to other previous sources of funding, including cash proceeds from the sale of Class A Common Stock to Yorkville pursuant to the Yorkville SEPA, and the proceeds from claims recoveries, subject to lien repayment on certain claims. In addition, the Company expects annual costs reductions due to New Servicer operations and shall be funded by the Funder (through New Servicer).

In addition, the Term Sheet requires (and is conditioned upon) La Ley con John H. Ruiz, P.A. d/b/a MSP Recovery Law Firm and MSP Law Firm, PLLC, collectively, raising $25 million for operational funding over two years, subject to similar milestones (to be agreed upon) as per the New Servicer funding, and to be entered into at completion of the proposed transaction.

4.
Debt Restructuring

In exchange for a 43% equity interest in the Company (inclusive of shares currently held and those shares acquired through warrant exercises pursuant to the Virage Term Sheet discussed below) Virage has agreed to waive all claims and release all liens against the Company relating to the VRM Full Return (approximately $1.1 billion as of December 31, 2024), and the Parties agree that the VRM Full Return will be paid only from: (i) a junior lien against Subrogation Holdings proceeds, (ii) claims currently owned by Virage, (iii) liens over two tranches of claims currently owned by Hazel (which Hazel shall release as part of the reorganization transaction) and (iv) a non-recourse second lien up to $100 million over 50% of the proceeds from the New Servicer and associated SPVs, to the extent that the VRM Full Return has not been repaid.

In addition, the MSP Principals have agreed to convert 100% of the Company’s debt obligation to them, totaling approximately $144 million, into shares of the Company’s Class A Common Stock, the full and final amount of the debt-to-equity conversion is subject to tax analysis and approval of the MSP Principals and the Company’s Board of Directors.

Hazel’s existing loans to Subrogation Holdings and the amount of Company’s guaranty (currently approximately $100 million) remain unchanged except that such lien shall now exclude the Company’s intellectual property. Hazel agreed, subject to obtaining third-party consents, to extend the maturity date on all outstanding obligations to November 30, 2026. To secure the repayment of the existing

Hazel loans to the extent such loans have not been repaid in full, the Company shall, for a principal amount of up to $235 million with an interest rate of SOFR plus 10% per annum: (i) pledge to Hazel 50.1% of the New Servicer and associated SPV equity interests; and (ii) grant a lien over 50% of the proceeds from New Servicer and associated SPVs, once the New Servicer funding has been repaid. In addition, to the extent the VRM Full Return has not been repaid, Virage has second lien of up to $100 million over 50% of the proceeds from New Servicer and associated SPVs.

On January 13, 2025, the Board delegated to an independent committee of the Board of Directors (the “Independent Committee”) the power and authority to, among other things, determine on behalf of the Board and the Company whether, to the extent any conflicts or potential conflicts exist or arise in the future among the Company and Messrs. Ruiz and Quesada, certain Restructuring and Proposals are advisable and fair to, and in the best interests of, the Company and its stockholders. The Independent Committee reviewed the Term Sheet and engaged legal counsel and financial advisors that are familiar with the Company and restructuring transactions to determine if the Term Sheet is advisable and fair, and in the best interests of the Company and its stockholders. Although the Independent Committee identified material conflicts, those conflicts involve conditions precedent to the Term Sheet, and are resolvable to the satisfaction of the Independent Committee in furtherance of the Term Sheet and in the best interest of the Company; as such, the Independent Committee determined that it is advisable and in the best interests of the Company to approve the signing of the Term Sheet and subsequent entry into agreements consistent with the terms set forth therein.

Pursuant to the Term Sheet, the parties are working to complete the definitive agreements by April 30, 2025.

VRM Warrant Issuance and Restructuring

Pursuant to the first Amendment to the Master Transaction Agreement, dated April 11, 2023 (the “First Amendment”), for each calendar month beginning with January 31, 2024 and ending when the VRM Full Return (as defined in the Master Transaction Agreement dated March 9, 2022 (as amended, the “MTA”)) is paid in full, the Company is required to either: (i) pay in cash or (ii) issue a warrant to purchase a number of shares of Class A Common Stock of the Company, or some combination thereof, to Virage Recovery Master LP (“VRM”) equal to the quotient of 1% of the calendar month-end balance of the Unpaid Base Amount (as defined in the MTA) (the “Required Monthly Issuance”). On April 14, 2025, the Company issued VRM Monthly Warrants for November 2024 and December 2024, for 3,277,808 and 6,332,792 shares respectively, exercisable at a purchase price of $0.0001 per share for a period of two years from the original issuance date, exercisable on a cashless basis only. To date, the Company has issued 12 warrants to VRM pursuant to the First Amendment, entitling Virage to purchase 19,361,939 shares of Class A Common Stock.

In connection with negotiations to restructure the Company’s obligations under the MTA, on February 18, 2025, the Company entered into a term sheet agreement with Virage (the “Virage Term Sheet”) to amend the MTA, whereby Virage and the Company agreed, subject to certain conditions, which have not been met as of the date of this Annual Report on Form 10-K, to enter into definitive documentation at a later date to: (i) exercise the VRM Warrants to purchase that number of shares that would result in Virage owning 33 1/3% of the then issued and outstanding Common Stock (the “Warrant Exercise”), (ii) surrender to the Company any remaining unexercised VRM Warrants, or portions thereof, for termination, (iii) contemporaneous with the Warrant Exercise, terminate its agreement to hold no more than 9.99% of the outstanding Common Stock of the Company, (iv) subject to certain conditions, grant proxy voting rights to the MRCS Principals over an amount of shares of Common Stock issuable to Virage from the Warrant Exercise such that the MRCS Principals will have voting control over 51% of the total outstanding Parent Class A Common Stock, and (v) terminate any obligation of the Company to satisfy the Required Monthly Issuance. These proposed transactions under the Virage Term Sheet are subject to, among other things, further negotiation and the execution of definitive agreements, regulatory approvals, and shareholder approvals if required by the Nasdaq Stock Market; as a result, there can be no guarantee that the transactions thereby will be consummated.

Yorkville Amendments

At the close of Primary Market trading on October 18, 2024, the daily VWAP for MSP Recovery, Inc.’s (the “Company”) Class A Common Stock was below the Floor Price (which is $3.75), as defined in the Exchangeable Promissory Notes (“Notes”) issued to YA II PN, Ltd. (“Yorkville”) pursuant to the Standby Equity Purchase Agreement dated November 14, 2023, as amended (the “SEPA”), by and between Yorkville and the Company, for ten consecutive Trading Days, resulting in a Floor Price Trigger pursuant to the Notes.

Upon the occurrence of a Trigger Event, the Company shall make monthly payments (“Monthly Payments”) beginning on the 7th Trading Day after the date of the Trigger Event and continuing on the same day of each successive month.

On April 10, 2025, Yorkville agreed: (i) that the first Monthly Payment, as set forth in Section (1)(c) of the Notes, would be due from the Company no sooner than November 30, 2026, (ii) the maturity date of the Convertible Notes is extended to November 30, 2026, and (iii) to waive Volume Threshold and Maximum Advance Amount limitations set forth in the Yorkville SEPA.

Capitalized but undefined terms have the same meaning as set forth in the Yorkville SEPA and the Notes.

LSA Amendment

On April 14, 2025, Lionheart II Holdings, LLC (“Lionheart”), a wholly owned subsidiary of the Company, entered into Amendment No. 1 to its Legal Services Agreement with La Ley con John H. Ruiz, P.A. d/b/a MSP Recovery Law Firm (“La Ley”), and MSP Law Firm, PLLC (collectively with La Ley, “Law Firm”), which: (i) terminates any obligation by the Company or its subsidiaries to provide further advances to fund the Law Firm, and provides that any Compensation earned by the Law Firm will be first used to repay the Advance Balance to Lionheart.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms and that such information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. We evaluated the effectiveness of our disclosure controls and procedures and based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2024.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). These internal controls are designed to provide reasonable assurance that the reported financial information is presented fairly, that disclosures are adequate and that the judgments inherent in the preparation of financial statements are reasonable. There are inherent limitations in the effectiveness of any system of internal controls including the possibility of human error and overriding of controls. Consequently, an effective internal control system can only provide reasonable, not absolute, assurance with respect to reporting financial information.

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

Under the supervision of management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and subsequent guidance prepared by the Commission specifically for smaller public companies as of December 31, 2024. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our internal controls over financial reporting were effective as of December 31, 2024.

Remediation of Material Weaknesses Previously Reporting

As disclosed in Item 9A. Controls and Procedures in our Annual Report on Form 10-K for the year ended December 31, 2023, we identified material weaknesses in internal control related to the ineffective design and operation of controls in the human resources and payroll process and the accounting for contract terminations. Following the identification of the material weaknesses, we commenced remediation efforts that continued during 2024 to enhance our control environment.

•
Key steps in our remediation efforts over the deficiencies noted in our human resources and payroll processes included:
o
Implementing additional compensating controls to mitigate user access conflicts within the payroll system.
o
Utilizing a third-party payroll services processer for fiscal year 2024 that undergoes System and Organization Controls (SOC) audit processes and reviewing their SOC report.
o
Enhancing the design and operation of controls over the review and approval of payroll entries and payroll processing.
•
Key steps in our remediation efforts over the deficiency noted in our accounting for contract terminations process included:
o
Implementing process enhancements and controls to facilitate timely communications between the legal and accounting departments to ensure proper accounting treatment for new, amended, and terminated contracts.

Management has concluded that the new and redesigned controls are operating effectively and have operated for a sufficient period of time to consider the material weaknesses reported as of December 31, 2023 remediated.

This Form 10-K does not include an attestation report of our independent registered public accounting firm due to an exemption established by the JOBS Act for “emerging growth companies.”

While our independent registered public accounting firm is not required to audit the effectiveness of our internal control over financial reporting until after we are no longer an “emerging growth company” as defined in the JOBS Act, a failure to design, implement or maintain effective internal control over financial reporting could adversely affect the results of annual independent registered public accounting firm audit reports regarding the effectiveness of the Company’s internal control over financial reporting that we will eventually be required to include in reports that will be filed with the SEC. If one or more material weaknesses in the Company’s internal control over financial reporting exist, this could have a material and adverse effect on our business, results of operations and financial condition, and it could cause a decline in the trading price of the Company’s Class A common stock.

Changes in Internal Control Over Financial Reporting

Other than the remediation of the material weaknesses discussed above, there were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

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

Exchange Act Rule 10b5-1

During the year ended December 31, 2024, no officer or director of the Company adopted or terminated any contract, instruction, or written plan for the purchase or sale of securities of the Company’s common stock that is intended to satisfy the affirmative defense conditions of Securities Exchange Act Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement as defined in 17 CFR § 229.408(c).

Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Management and Board of Directors

The following sets forth certain information, as of April 8, 2025, concerning the persons who serve as executive officers and members of the Board following.

Directors	Age	Position
John H. Ruiz	58	Class III Director
Frank C. Quesada	45	Class III Director
Ophir Sternberg	54	Class III Director
Beatriz Maria Assapimonwait	62	Class I Director
Michael Arrigo	66	Class II Director
Thomas Hawkins	63	Class II Director
Roger Meltzer	74	Class I Director

Executive Officers		Position
John H. Ruiz	58	Chief Executive Officer
Frank C. Quesada	45	Chief Legal Officer
Ricardo Rivera	53	Chief Operating Officer
Alexandra Plasencia	40	General Counsel
Francisco Rivas-Vásquez	46	Chief Financial Officer

Information about Executive Officers and Directors

Directors

John H. Ruiz

Experience: John H. Ruiz is a founder of MSP Recovery, and has served as Chief Executive Officer since the Company’s inception (in 2014 as MSP Recovery). Mr. Ruiz was named one of Lawyers of Distinction’s “2023 Power Lawyers,” for his accomplishments in healthcare law. He was also named “2019’s DBR Florida Trailblazer,” for his work in integrating data analytics into the practice of law, and for its positive impact on healthcare recoveries across the mainland U.S. and Puerto Rico. Over the course of his 30-year legal career, Mr. Ruiz has gained national recognition in class action, mass tort litigation, MDL consolidated cases, medical malpractice, products liability, personal injury, real estate, and aviation disaster cases. Recently, Mr. Ruiz led the legal strategy in the landmark victory handed down by the U.S. Court of Appeals for the Eleventh Circuit, in MSP Recovery Claims Series v. Ace American (11th Cir.). In addition, he has certified more than 100 class actions and led MSP’s participation in Humana v. Western Heritage (11th Cir.), MSP Recovery v. Allstate (11th Cir.), and MSPA Claims 1, LLC v. Kingsway Amigo Ins. Co. (11th Cir.). Mr. Ruiz has been involved as counsel in cases that have totaled more than $20 billion in settlements. These class actions resulted in some of the largest awards in Florida against major insurance companies. In total, Mr. Ruiz has certified class actions against major car insurers in the State of Florida, resulting in the current and potential redistribution of billions of dollars in improperly paid claims spanning a period of more than 10 years. Starting as early as 1996, Mr. Ruiz filed class-action lawsuits on behalf of more than 30,000 Miami-Dade County residents against the Florida Department of Agriculture for trespassing onto the private properties of homeowners and chopping down their citrus trees without any compensation. The case was ultimately certified, and the Department of Agriculture directly compensated all members of the aggrieved class. In 2001, Mr. Ruiz represented consumers in a class action lawsuit against Firestone that resulted in dozens of fatalities and thousands of serious blowouts. Mr. Ruiz was also hired as local counsel by numerous out of state law firms that had pending cases in Florida courts. The cases in aggregate settled for more than $30 million. Mr. Ruiz also represented the families of crash victims in a wrongful death suit against Chalk’s International Ocean Airway. Mr. Ruiz was the first lawyer to file a limited fund class action. The case settled for a confidential agreed amount. Mr. Ruiz is licensed to practice before the Court of Appeals for the Fourth Circuit, the US Court of Appeals for the Second Circuit, the US Court of Appeals for the Third Circuit, and the Florida Supreme Court.

Skills & Expertise: Mr. Ruiz brings to the Board leadership, legal, strategic, operational, brand management, and data analytics expertise from his expansive legal career, business background, and use of technology in his law practice. He has experience formulating legal strategy and case development from his work leading La Ley con John H. Ruiz. Mr. Ruiz has vast leadership and business strategy experience having founded or led companies across a variety of sectors, including legal, media, aviation, and manufacturing companies. Mr. Ruiz designed and developed information systems that streamlined his law practice and algorithms that analyze terabytes of data to identify and pursue recoveries in a variety of lawsuits. Mr. Ruiz’s mastery of brand development is evidenced by his pioneering of panel format television and radio to reach audiences, and his development of programs to raise brand awareness through college athlete spokespersons.

Frank C. Quesada

Experience: Frank C. Quesada is a founding member of MSP Recovery, and has served as Chief Legal Officer since its inception. Mr. Quesada is also a Partner at MSP Recovery Law Firm. With over 16 years of healthcare and complex commercial litigation experience, Mr. Quesada oversees the Company’s in-house attorneys and several nationally recognized law firms that assist MSP Recovery Law Firm in their recovery efforts. Additionally, he develops legal strategies and spearheads execution. Notably, Mr. Quesada led the execution of federal appellate strategies in MSP Recovery cases resulting in landmark legal victories and new Medicare Secondary Payer Act precedent benefitting Medicare entities across the country. These legal victories include MSP Recovery v. Allstate (11th Cir.), MSPA Claims 1 v. Tenet (11th Cir.), MSPA Claims 1 v. Kingsway Amigo (11th Cir.), and MSP Recovery Claims Series v. Ace American (11th Cir.). Mr. Quesada currently serves on the Board of Directors of USA Water Polo, Inc.

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

Skills & Expertise: Mr. Sternberg brings to the Board leadership, strategic, operational, finance and business structuring, and capital markets experience. Mr. Sternberg is qualified to serve as a director due to his extensive experience in both the public and private company sectors. Having successfully launched a number of public companies, Mr. Sternberg is intimately familiar with the capital markets and large-scale financing. Mr. Sternberg serves on the board of several public companies, and has led successful corporate growth strategies. Mr. Sternberg’s leadership qualities are demonstrated in his leadership positions over a variety of business sectors, including healthcare, hospitality, and technology.

Beatriz Assapimonwait

Experience: Beatriz (Betty) Assapimonwait has over 40 years of experience in the managed health care industry. Ms. Assapimonwait was, up until August 2021, Regional President for the South Florida region at Humana Inc. (NYSE:HUM) (“Humana”), one of the largest private insurance health insurers in the U.S. with a focus on administering Medicare Advantage plans. In her role at Humana, Ms. Assapimonwait was responsible for developing market strategies and leading all market operations for all Medicare lines of business, including HMOs and PPOs for the South Florida region. Prior to her role at Humana, she served as CEO of Family Physicians of Winter Park, Inc., until its acquisition by Humana, where from December 2016 to July 2019, she led the strategic and operational efforts of a global risk MSO with 22 primary clinics in the Central Florida Region. Additionally, she served as the Vice President of Medicare Advantage Prescription Drug Plans at Aetna, Inc. from November 2014 to November 2016; Chief Operations Officer at Innovacare Health, from January 2014 to October 2014; Founder and President of Seven Stars Quality Healthcare, from July 2013 to December 2013; and Regional President for the North Florida region at Humana, from January 2009 to June 2013. Ms. Assapimonwait was appointed to serve on the board of directors of CareMax, Inc. (Nasdaq:CMAX) and also serves as the Chair of the Strategy and Operations Committee since September 2021. She earned her Bachelor of Arts degree from Florida International University in 1983, and is certified in Healthcare Compliance by the Health Care Compliance Association and in HIPAA Compliance from Kennesaw State University. She has won several awards and commendations, including being a Stevie Award Finalist of the American Business Awards for Best Customer Service Organization in 2004 and appointed Preceptor and Clinical Adjunct Faculty for the Healthcare Administration Program in 1997 at the University of Houston-Clear Lake.

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

Skills & Expertise: Mr. Arrigo brings to the Board leadership, strategic, regulatory, information technology, finance, and Medicare Advantage industry experience. Mr. Arrigo has broad business experience. A data specialist, Mr. Arrigo is intimately familiar with data management and analysis and across the healthcare industry spectrum. He is admitted as an expert in court in healthcare privacy and cybersecurity (commonly known as HIPAA and the companion regulations such as the ARRA HITECH Act) and led the Sarbanes Oxley internal audit for a public Fortune 100 firm in compliance with the Public Company Accounting Oversight Board (PCAOB) Standards. He qualifies as a financial expert as defined in Item 407(d)(5) of Regulation S-K promulgated under the Securities Act of 1933, as amended (the “Securities Act”). Mr. Arrigo has also been admitted by courts as an expert in fair market value physician compensation and corporate governance. Having served in senior leadership positions at variety of information technology and finance companies, Mr. Arrigo is a proven valuable advisor and strategist.

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

Roger Meltzer

Experience: Mr. Meltzer practiced law at DLA Piper LLP from 2007 and held various roles: Global Co-Chairman (2015 through 2020), and currently as Chairman Emeritus; Americas Co-Chairman (2013 through 2020); Member, Office of the Chair (2011 through 2020); Member, Global Board (2008 through 2020); Co-Chairman, U.S. Executive Committee (2013 through 2020); Member, U.S. Executive Committee (2007 through 2020); and Global Co-Chairman, Corporate Finance Practice (2007 through 2015). Prior to joining DLA Piper LLP, Mr. Meltzer practiced law at Cahill Gordon & Reindel LLP from 1977 to 2007 where he was a member of the Executive Committee from 1987 through 2007, Co-Administrative Partner and Hiring Partner from 1987 through 1999, and Partner from 1984 through 2007. Mr. Meltzer currently serves on the Advisory Board of Harvard Law School Center on the Legal Profession (May 2015—Present); and the Board of Trustees, New York University Law School (September 2011—Present); and previously served on the Corporate Advisory Board, John Hopkins, Carey Business School (January 2009—December 2012). He has previously served on the board of directors of: Lionheart II Corp (March 2021 to May 2022), Lionheart III Corp (March 2021 to August 2022), Haymaker Acquisition Corp. III (February 2021 to July 2022), certain subsidiaries of Nordic Aviation Capital (December 2021 to April 2022), The Legal Aid Society (November 2013 to January 2020), Hain Celestial Group, Inc. (December 2000 to February 2020), American Lawyer Media (January 2010 to July 2014) and The Coinmach Service Corporation (December 2009 to June 2013). Mr. Meltzer has also received several awards and honors and has been actively involved in philanthropic activity throughout his career. Mr. Meltzer received his Juris Doctor degree in law from New York University School of Law and an A.B. from Harvard College. In February 2021, Mr. Meltzer joined the board of directors of Haymaker Acquisition Corp. 4, a special purpose acquisition company focused on identifying and implementing value creation initiatives within the consumer and consumer-related products and services industries. In February 2021, Mr. Meltzer joined the board of directors of Ubicquia LLC, a smart solutions infrastructure company. In May 2022, Mr. Meltzer joined the board of directors of MSP Recovery, Inc. following its business combination with Lionheart Acquisition Corp. II. In June 2022, Mr. Meltzer joined the board of directors of Aearo Holding LLC and affiliated entities. In August 2022, Mr. Meltzer joined the board of directors of Empatan Public Limited Company (“SMX”) following its business combination with Lionheart III Corp, Security Matters Limited and Aryeh Merger Sub Inc. In January 2023, Mr. Meltzer joined the board of directors of AID Holdings II (“Enlivant”), a senior living facility provider and portfolio company of TPG Capital L.P. In February 2023, Mr. Meltzer joined the board of directors of Klein Hersh, an executive recruitment firm that spans the life sciences continuum and healthcare industry. In April 2023, Mr. Meltzer joined the board of directors of Cyxtera Technologies, Inc., a company specializing in colocation and interconnection services, with a footprint of more than 60 data centers in over 30 markets. In May 2023, Mr. Meltzer joined the board of directors of John C. Heath, Attorney at Law PC d/b/a/ Lexington Law, an industry leader specializing in credit repair services.

Skills & Expertise: Mr. Meltzer brings to the Board legal, finance, business, and leadership experience. Mr. Meltzer is qualified to serve as a director due to his experience representing clients on high-profile, complex, and cross-border matters and his leadership qualities in managing a large international organization. During his tenure, DLA Piper was subject to a large-scale cybersecurity infiltration, and Mr. Meltzer was a leader of a small group of senior executives that managed the firm through that cyberattack.

Executive Officers

John H. Ruiz - See “-Management and Board of Directors.”

Frank C. Quesada - See “-Management and Board of Directors.”

Alexandra Plasencia

Alexandra Plasencia serves as the General Counsel of MSP Recovery, Inc. Prior to becoming General Counsel, Ms. Plasencia served as the Company’s Chief Compliance Officer and Corporate Counsel. Ms. Plasencia is a corporate and healthcare attorney who focuses her practice on complex business transactions, contracting, and healthcare and organizational compliance. Ms. Plasencia utilizes her comprehensive healthcare background to advise the Company on a full spectrum of legal and regulatory business issues. Prior to her role at the Company, Alexandra was General Counsel and Corporate Secretary for Conviva Care Solutions, a management services organization overseeing 300,000 patients, throughout 300 practices and 800 clinicians throughout Florida and Texas. In that role, Ms. Plasencia worked closely with and advised the board of directors, developed the organization’s legal strategy and oversaw legal affairs, including acquisitions, regulatory compliance & oversight, corporate governance, litigation oversight, and provider, payor, and physician contracting. Ms. Plasencia has extensive experience in managed care and full-risk arrangements. Prior to her role with Conviva, Ms. Plasencia was the General Counsel for MCCI Medical Group where she developed a legal team and oversaw the company’s legal and organizational strategy. During her tenure, Ms. Plasencia handled various multi-million-dollar acquisitions, corporate financing, and successfully integrated various physician practices into MCCI. Most notably, Ms. Plasencia represented MCCI in its sale to Humana and played a pivotal role in the structure, development and creation of Conviva Care Solutions and Conviva Physician Group. Ms. Plasencia earned her Juris Doctor and MBA in 2011 from the University of Miami, where she also received her BBA from the School of Business. Ms. Plasencia has supported and contributed her time to Kristi House, the Leadership Learning Center, Amigos for Kids, and the Friends of St. Jude.

Ricardo Rivera

Ricardo Rivera serves as Chief Operating Officer of MSP Recovery, Inc. Mr. Rivera joined the Company in September 2019, and from September 2019 until July 2021, Mr. Rivera served as the Chief of Staff. Over the past 25 years Mr. Rivera has held positions as COO & CFO at various private corporations in the U.S. and internationally. Before joining the Company, Mr. Rivera was COO & CFO of Transatlantic Power Fund Management, LLC, a subsidiary of Transatlantic Power Holdings LLC. Mr. Rivera has a Master’s in Professional Accounting and a BBA in Accounting from the University of Miami.

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

Involvement in Certain Legal Proceedings

During the past 10 years, none of our current directors, nominees for directors, or current executive officers has been involved in any legal proceeding identified in Item 401(f) of Regulation S-K that would be material to an evaluation of the ability or integrity of any director, person nominated to become a director or executive officer of the Company.

Corporate Governance Principles and Code of Ethics

Our Board is committed to sound corporate governance principles and practices. In order to clearly set forth our commitment to conduct our operations in accordance with our high standards of business ethics and applicable laws and regulations, our Board adopted Corporate Governance Guidelines applicable to our directors, executive officers and employees that complies with the rules and regulations of Nasdaq. A copy of our Corporate Governance Guidelines is available on our corporate website at https://investors.msprecovery.com, in the “Documents & Charters” section in the “Corporate Governance” tab. The information on our website shall not be deemed incorporated by reference in this Annual Report. You also may obtain without charge a printed copy of the Corporate Governance Guidelines by sending a written request to: MSP Recovery General Counsel, 3150 SW 38th Avenue, Suite 1100, Miami, Florida 33146.

Board of Directors

The business and affairs of the Company are managed by or under the direction of the Board. The Board is currently composed of seven members.

The Board held 6 meetings and acted by written consent without a meeting on 6 occasions during the year ended December 31, 2024. In 2024, each person serving as a director attended at least 75% of the total number of meetings of our Board and any Board committee on which he or she served.

Board Committees

Pursuant to our Amended & Restated Bylaws, our Board may establish one or more committees of the Board however designated, and delegate to any such committee the full power of the Board, to the fullest extent permitted by law.

The standing committees of our Board currently include an Audit Committee, Cybersecurity Subcommittee of the Audit Committee, Compensation Committee, and the Nominating and Corporate Governance Committee. Each of the committees reports to the Board as such committee deems appropriate and as the Board may request. The composition, duties, and responsibilities of these committees are as follows:

The Company’s corporate governance guidelines and the charters of the audit committee, compensation committee, and nominating and corporate governance committee of the Board of Directors are available on the Company’s website, https://investors.msprecovery.com, in the “Documents & Charters” section in the “Corporate Governance” tab. The Company shall provide to any person without charge, upon request, a copy of any of the foregoing materials. Any such request must be made in writing to the General Counsel of the Company, c/o MSP Recovery, Inc., 3150 SW 38th Avenue, Suite 1100, Miami, Florida 33146.

Insider Trading Policy

We have adopted an Insider Trading Policy governing the purchase, sale, and other dispositions of the Company’s securities that applies to all officers, directors, and employees of the Company and its affiliated entities. We believe that our Insider Trading Policy is reasonably designed to promote compliance with insider trading laws, rules, and regulations, as well as applicable listing standards. A copy of the Company’s Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report.

Item 11. Executive Compensation.

Summary Compensation Table

The following table presents information regarding the total compensation awarded to, earned by, and paid to the named executive officers of MSP Recovery for services rendered to the Company in all capacities for the years indicated.

Summary Compensation Table
Name and Principal Position	Year	Salary ($) [1]	Bonus ($)	Stock Awards ($) [6]	Option Awards ($) [6]	Non-Equity Incentive Plan Compensation ($) [6]	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) [2]	Total ($)
John H. Ruiz [3]	2024	$1,800,000	—	—	—	—	—	$7,880	$1,807,880
Chief Executive Officer	2023	$917,500	—	—	—	—	—	$97,108	$1,014,608
Frank C. Quesada [4]	2024	$600,000	—	—	—	—	—	$5,055	$605,055
Chief Legal Officer	2023	$600,000	—	—	—	—	—	$11,873	$611,873
Ricardo Rivera [5]	2024	$600,000		—	—	—	—	$7,835	$607,835
Chief Operating Officer	2023	$600,000	$75,000	—	—	—	—	$7,665	$682,665
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
2.
Amounts reported in the “All Other Compensation” column reflect amounts paid to our named executive officers by the Law Firm for their services to the Company. The relationship between the Company and the Law Firm, which is an entity that is not part of the Business Combination, is fully described in “Related Party Transactions—Legal Services-Law Firm.” Except as detailed below, in 2024 and 2023, the total amount of perquisites and personal benefits for each of the NEOs was less than $10,000.
3.
All Other Compensation includes the cost of employee benefit plan premiums and other insurance benefits, and for 2023, $89,832 per year paid by the Law Firm for life insurance premiums.
4.
All Other Compensation includes the cost of employee benefit plan premiums and other insurance benefits, and for 2024 and 2023, $5,055 per year paid by the Law Firm for life insurance premiums.
5.
All Other Compensation includes the cost of employee benefit plan premiums and other insurance benefits.
6.
During the years 2024 and 2023, the named executive officers did not receive stock awards, option awards, non-equity incentive plan compensation, or non-qualified deferred compensation earnings.

Narrative Disclosure to Summary Compensation Table

For 2024 and 2023, the principal elements of compensation provided to the named executive officers were base salaries, bonuses, and broad-based employee benefits.

Base Salary

During 2024, each of our named executive officers received an annual base salary from the Company as a fixed component of compensation. See the “Summary Compensation Table.” Base salaries were either determined when the named executive officers entered into their employment agreements or were determined by the Compensation Committee, and are intended to attract and retain individuals with superior talent commensurate with their relative expertise and experience. Considerations in determining base salary amounts include the executive’s performance, level of responsibility, experience, and comparative salaries in the marketplace.

Cash Bonus Compensation

The Company paid a cash performance bonus to Mr. Rivera during the fiscal year ended December 31, 2023.

Equity Compensation

The Company did not issue any equity compensation to named executive officers during the fiscal year ended December 31, 2024. The Company intends to issue equity awards under the Incentive Plan, a copy of which is filed as an Exhibit 10.16 to our Form S-1 Registration Statement filed on November 30, 2022.

Outstanding Equity Awards at Fiscal Year-End

As of December 31, 2024, the named executive officers did not have any outstanding equity awards.

Fiscal Year 2024 Director Compensation Table

The following table provides information regarding the total compensation that was earned by or paid to each of our non-employee directors during the fiscal year ended December 31, 2024. Other than as set forth in the table and described below, we did not pay any compensation, make any equity awards or non-equity awards to, or pay any other compensation to any of the non-employee members of our Board of Directors. John H. Ruiz, our Chief Executive Officer, and Frank C. Quesada, our Chief Legal Officer, did not receive any compensation for their service as members of our Board of Directors during 2024. To the extent applicable, we reimburse non-employee directors for travel expenses incurred in attending meetings of our Board of Directors or any committee thereof.

2024 Non-Employee Director Compensation Table
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total Compensation ($)
Ophir Sternberg	$71,100	$165,900	—	—	—	$237,000
Beatriz Assapimonwait	$90,100	$165,900	—	—	—	$256,000
Michael Arrigo	$121,100	$165,900	—	—	—	$287,000
Thomas Hawkins	$106,100	$165,900	—	—	—	$272,000
Roger Meltzer	$96,100	$165,900	—	—	—	$262,000

Narrative Disclosure to Director Compensation Table

During the fiscal year ended December 31, 2024, the Compensation Committee and the Board determined that each non-employee director was entitled to receive a $237,000 retainer per year regardless of committee services, paid in 30% cash and 70% equity. In addition to the $237,000 retainer for each non-employee director, some directors received additional payment as follows:

•
$35,000 cash retainer per year for the chairman of the audit committee or $25,000 cash retainer per year for each other member of the audit committee; and
•
$25,000 cash retainer per year for the chairman of the compensation committee or $19,000 cash retainer per year for each other member of the compensation committee.

Compensation for our non-employee directors is not limited to the payments determined by our compensation policies. Our non-employee directors remain eligible to receive equity awards and cash or other compensation as may be provided from time to time at the discretion of our Board. No such awards or payments were made in 2024.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information known by us regarding the beneficial ownership of the Common Stock as of April 8, 2025, by:

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

The percentage of beneficial ownership is based on 4,920,520 shares of Class A Common Stock issued and outstanding as of April 8, 2025, and 3,323,146 shares of Class V Common Stock issued and outstanding as of April 8, 2025, as applicable, the only outstanding classes of the Company’s common stock. Unless otherwise indicated, the address for each of the persons listed in the table below is c/o MSP Recovery, Inc., 3150 SW 38th Avenue, Suite 1100, Miami, Florida 33146.

Beneficial Stock Ownership Table
	Class A Common Stock (1)		Class V Common Stock (2)
Beneficial Owner Name	Number of Shares	%	Number of Shares	%
Named Executive Officers & Directors
John H. Ruiz (3)(4)	2,434,188	38.53%	1,397,098	42.04%
Frank C. Quesada (5)(6)	1,454,078	22.85%	1,442,226	43.40%
Ricardo Rivera (7)	75	*	—	—
Alexandra Plasencia (8)	58	*	—	—
Michael F. Arrigo	944	*	—	—
Beatriz Assapimonwait	—	*	—	—
Roger Meltzer (9)(10)	2,838	*	—	—
Thomas W. Hawkins (9)(11)	5,772	*	—	—
Ophir Sternberg (9)(12)	1,012,211	17.09%	—	—
Francisco Rivas-Vásquez	—	*	—	—
All directors and officers as a group (10 individuals)	4,910,164	55.99%	2,839,324	85.44%

5% Stockholders
Mayra C. Ruiz (13)	1,029,477	19.72%	297,998	8.97%
Palantir Technologies, Inc. (14)	593,438	12.06%	—	—
Series MRCS (15)	661,565	11.85%	661,565	19.91%
Virage Recovery Master LP (16)	543,757	9.99%	149,599	4.50%
YA II PN, Ltd. (17)	508,381	9.99%	—	—

* Less than one percent (1%)

1.
Includes shares of Class A Common Stock issuable pursuant to derivatives (including Up-C Units and warrants) exercisable within 60 days of April 8, 2025, and New Warrants exercisable to purchase 1/625 of one share of Class A Common Stock, but only exercisable in lots of 625 to purchase whole shares.
2.
Shares of Class V Common Stock are non-economic voting shares of the Company.
3.
Includes 71,657 shares of Class A Common Stock directly held by Mr. Ruiz. In addition to securities directly held by Mr. Ruiz in his individual capacity, includes shares held by the following entities Jocral Family LLLP and Series MRCS, a series of MDA, Series LLC, a Delaware series limited liability company (“Series MRCS”), including shares held by Series MRCS for the benefit of Jocral Holdings LLC. Reported figures do not include securities held by John Ruiz II, Mr. Ruiz’s son, in his capacity as a Member, or by Alex Ruiz, Mr. Ruiz’s son, of which Mr. Ruiz disclaims beneficial ownership.
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
5.
Includes 11,212 shares of Class A Common Stock and 640 shares of Class A Common Stock underlying New Warrants directly held by Mr. Quesada. In addition to securities directly held by Mr. Quesada in his individual capacity, includes shares held by Quesada Group Holdings LLC and Series MRCS.
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
7.
Includes 59 shares of Class A Common Stock and 16 shares of Class A Common Stock underlying New Warrants directly held by Mr. Rivera.
8.
Consists of 58 shares of Class A Common Stock held by the spouse of Alexandra Plasencia.
9.
The business address for each of these individuals is c/o, Lionheart Equities LLC, 4218 NE 2nd Avenue, Miami, Florida 33137.
10.
Roger Meltzer has been a member of the Board since 2021. Beneficial ownership includes 950 shares of Class A Common Stock and 1,888 shares of Class A Common Stock underlying New Warrants.
11.
Thomas Hawkins has been a member of the Board since 2021. Beneficial ownership includes (i) 1,980 shares of Class A Common Stock and 1,888 shares of Class A Common Stock underlying New Warrants held in an individual capacity and (ii) 16 shares of Class A Common Stock and 1,888 shares of Class A Common Stock underlying New Warrants held by the Estate of Steven R. Berrard. Thomas Hawkins holds sole voting and investment control over the shares held by the Estate of Steven R. Berrard as the personal representative.
12.
Includes: (i) 934 shares of Class A Common Stock held in an individual capacity; (ii) 932 shares of Class A Common Stock and 188,800 shares of Class A Common Stock underlying New Warrants owned by Lionheart Investments, LLC; (iii) 1,600 shares of Class A Common Stock and 188,800 shares of Class A Common Stock underlying New Warrants owned by Star Mountain Equities, LLC; (iv) 3,897 shares of Class A Common Stock and 436,848 shares of Class A Common Stock underlying New Warrants owned by Sponsor; and (v) 1,600 shares of Class A Common Stock and 188,800 shares of Class A Common Stock underlying New Warrants owned by the 2022 OS Irrevocable Trust. Mr. Sternberg holds sole voting and investment control over the shares held by each of Lionheart Investments, LLC, Star Mountain Equities, LLC, and Sponsor as the sole manager. Mr. Sternberg’s spouse holds sole voting and investment control over the shares owned by the 2022 OS Irrevocable Trust as its trustee and as a result, Mr. Sternberg may be deemed to have beneficial ownership of the shares owned by the 2022 OS Irrevocable Trust.
13.
Includes 320,000 shares of Class A Common Stock and 1,354 shares of Class A Common Stock underlying New Warrants held in an individual capacity. In addition to securities directly held by Ms. Ruiz in an individual capacity, includes shares 297,998 Up-C Units and 410,125 shares of Class A Common Stock held by Ruiz Group Holdings Limited, LLC, over which Ms. Ruiz has sole voting and investment control over.
14.
Beneficial ownership includes 593,438 shares of Class A Common Stock.
15.
Includes 198,470 Up-C Units held by Series MRCS that are beneficially owned by Frank C. Quesada and 463,096 shares beneficially owned by John H. Ruiz (including through his affiliate, Jocral Holdings, LLC).
16.
Beneficial ownership includes 1,260 shares of Class A Common Stock, and 542,497 shares of Class A Common Stock that VRM may acquire within 60 days, including 149,599 shares of Class A Common Stock issuable upon exchange of the Up-C Units, and 392,898 shares of Class A Common Stock issuable upon exchange of VRM Warrants. VRM Class A Common Stock holdings are subject to a 9.99% ownership limitation, based on 4,920,520 shares of Class A Common Stock outstanding as of April 8, 2025, and the additional 542,497 shares of Class A Common Stock that may be acquired within 60 days. The sole general partner of Virage Recovery Master LP is Virage Recovery, LLC, a Texas limited liability company. The sole members of Virage Recovery, LLC are Edward Ondarza and Martin Shellist.
17.
Beneficial ownership includes 508,381 shares of Class A Common Stock that YA II PN, Ltd. may acquire under the SEPA or the Convertible Notes within 60 days (based on 320,000 shares of Class A Common Stock outstanding as of April 8, 2025, and the additional 168,381 shares of Class A Common Stock that may be acquired within 60 days, and subject to the 9.99% ownership limitations).

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

In addition to the New Loan, the Law Firm advanced an additional $4.95 million to the Company to cover certain expenses (the “Bridge Loan”). The Bridge Loan does not accrue interest on the unpaid balance and becomes due and payable upon funding of a credit facility that was being negotiated, but had not closed, at the end of fiscal year 2022, as set forth in Note 18, Subsequent Events of the Company’s 2022 Annual Report on Form 10-K. Company can repay the Bridge Loan at any time, without prepayment penalties, fees, or other expenses.

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

The LSA also contains an advance provision, whereby the Company will advance to the Law Firm a monthly amount equal to: (x) $1,000,000 of the Compensation due to the Law Firm to fund certain resources necessary to provide services by the Law Firm, plus (y) overhead costs (i.e., salaries rent, utilities, and similar expenses; provided that any compensation paid to John H. Ruiz or Frank C. Quesada by the Law Firm shall not be included in such overhead costs) (collectively, the “Law Firm Advance”) to operate the Law Firm in an amount necessary to pay such overhead costs reasonably anticipated by the Law Firm to become due in such month. This Advance shall be offset from the Compensation, and in the event that the Legal Services Agreement is terminated, certain additional fees may become payable to the Law Firm pursuant to the terms of the Legal Services Agreement. The LSA was ratified by the Audit Committee on June 15, 2022.

The LSA was amended on April 14, 2025 to terminate the Company’s obligation to fund the Law Firm Advance effective December 31, 2024.

MSP Recovery Aviation, LLC

The Company may make payments related to operational expenses on behalf of its affiliate, MSP Recovery Aviation, LLC (“MSP Aviation”). The Company has made payments in the periods of the financial statements only related to specifically billed flights. As of both December 31, 2024 and 2023, $0.2 million was due from MSP Aviation and included in the consolidated balance sheets in Affiliate Receivable. For the years ended December 31, 2024 and 2023, $0.2 million and $0.2 million, respectively, was included in General and Administrative expenses related to MSP Aviation in the consolidated statements of operations.

Funds held for other entities

The Company may collect and/or hold cash on behalf of its affiliates in the ordinary course of business. As of both December 31, 2024 and 2023, $19.8 million was due to affiliates of the Company and included in the consolidated balance sheets in Affiliate Payable. These amounts were primarily due to Series MRCS, and will be repaid either through excess cash flows from operations or other financing. During the year ended December 31, 2022, the Company also entered into a note payable with Series MRCS as outlined in Note 6, Intangible Assets, Net, Net. As of both December 31, 2024 and 2023, the balance of the note payable was $0.5 million and included in the consolidated balance sheets in Claims financing obligation and notes payable.

As of December 31, 2024 and 2023, there were additional receivables from other affiliates of $0.2 million and $0.2 million, respectively. These were included in the consolidated balance sheets in Affiliate Receivable.

VRM MSP

The Company concluded that VRM MSP is a related party due to ownership interests in the entity held by MSP Recovery and Series MRCS. For the 12 months ended December 31, 2024 and 2023, the Company recorded $188.0 million and $124.7 million, and $156.2 million and $65.3 million, respectively, for interest expense related to the VRM Full Return and Virage MTA Amendment.

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

Director Independence

Our Board has determined that five of our directors, Michael F. Arrigo, Beatriz Assapimonwait, Thomas Hawkins, Ophir Sternberg, and Roger Meltzer, qualify as “independent” directors within the meaning of the independent director guidelines of Nasdaq and applicable SEC rules. The Nasdaq independence definition includes a series of objective tests regarding a director’s independence and requires that the Board make an affirmative determination that a director has no relationship with us that would interfere with such director’s exercise of independent judgment in carrying out the responsibilities of a director. As part of the Board’s determination, among other factors, the Board considered certain relationships of directors, including employment by MSP Recovery.

Item 14. Principal Accounting Fees and Services.

The following is a summary of the fees billed to us by Deloitte & Touche LLP (“Deloitte”) for professional services rendered for the fiscal year ending December 31, 2024 and 2023.

Accounting Fees and Services
Fee Category	2024	2023
Audit Fees	$1,692,287	$1,475,236
Audit-Related Fees	$208,790	$226,895
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$1,901,077	$1,702,131

Audit Fees. The aggregate audit fees (inclusive of out-of-pocket expenses) billed by Deloitte were for professional services rendered for the audit of our annual financial statements and review of financial statements included in our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q filed with the SEC, and for services that are normally provided by the independent registered certified public accountants in connection with such filings, including amendments, or engagements for the fiscal year ended December 31. Audit Fees for 2024 include $171,000 of 2023 Audit Fees billed subsequent to the filing of the 2023 Annual Report on Form 10-K.

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

3. EXHIBITS

The following documents are included as exhibits to this report:

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
2.1+	Membership Interest Purchase Agreement	8-K	001-39445	2.1	May 27, 2022
2.2+	Amendment No. 1 to Membership Interest Purchase Agreement	8-K	001-39445	2.2	May 27, 2022
2.3+	Amendment No. 2 to Membership Interest Purchase Agreement	8-K	001-39445	2.3	May 27, 2022
2.4+	Amendment No. 3 to Membership Interest Purchase Agreement	8-K	001-39445	2.4	May 27, 2022
2.5+	Amendment No. 4 to Membership Interest Purchase Agreement	8-K	001-39445	2.5	May 27, 2022
3.1+	Second Amended and Restated Certificate of Incorporation of the Company	8-K	001-39445	3.1	May 27, 2022
3.2+	Amended and Restated Bylaws of the Company	8-K	001-39445	3.2	May 27, 2022
3.3+	Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of the Company	10-K	001-39445	3.3	April 15, 2024
3.4+	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation	8-K	001-39445	3.1	November 18, 2024
4.1+	Specimen Unit Certificate of the Registrant	8-K	001-39445	4.1	May 27, 2022
4.2+	Specimen Class A Common Stock Certificate of the Registrant	8-K	001-39445	4.2	May 27, 2022
4.3+	Specimen Warrant Certificate of the Registrant	8-K	001-39445	4.3	May 27, 2022
4.4+	Warrant Agreement, dated August 13, 2020, by and between the Registrant and Continental Stock Transfer & Trust Company, LLC	8-K	001-39445	4.4	May 27, 2022
4.5+	New Warrant Agreement	8-K	001-39445	4.5	May 27, 2022
4.6+	Form of New Warrant Certificate	8-K	001-39445	4.6	May 27, 2022
4.7+	CPIA Warrant Agreement dated September 30, 2022	10-Q	001-39445	10.1	November 10, 2022
4.8+	VRM Initial Warrant dated January 1, 2024	10-K	001-39445	4.8	April 15, 2024
4.9+	VRM Monthly Warrant dated February 1, 2024	S-1/A	333-279958	4.9	September 10, 2024
4.10+	VRM Monthly Warrant dated March 1, 2024	S-1/A	333-279958	4.10	September 10, 2024
4.11+	VRM Monthly Warrant dated April 1, 2024	S-1/A	333-279958	4.11	September 10, 2024
4.12+	VRM Monthly Warrant dated May 1, 2024	S-1/A	333-279958	4.12	September 10, 2024
4.13+	VRM Monthly Warrant dated June 1, 2024	8-K	001-39445	10.2	June 7, 2024
4.14+	VRM Monthly Warrant dated July 1, 2024	10-Q	001-39445	10.14	August 14, 2024
4.15+	VRM Monthly Warrant dated August 1, 2024	10-Q	001-39445	10.15	August 14, 2024

4.16+	VRM Monthly Warrant dated September 1, 2024	8-K	001-39445	4.1	October 25, 2024
4.17+	VRM Monthly Warrant dated October 1, 2024	8-K	001-39445	4.2	October 25, 2024
4.18*	VRM Monthly Warrant dated November 1, 2024
4.19*	VRM Monthly Warrant dated December 1, 2024
4.20+	VRP Warrant dated May 23, 2024	8-K	001-39445	10.2	May 24, 2024
4.21+	Note by and between Subrogation Holdings, LLC and Hazel Partners Holdings, LLC dated August 2, 2024	8-K	001-39445	4.1	August 8, 2024
4.22+	Form of Yorkville Convertible Debt	10-Q	001-39445	10.12	November 14, 2023
10.1+	Letter Agreement, dated August 13, 2020, by and among the Registrant and its officers, directors, Nomura and the Sponsor	S-4	6770	10.1	April 29, 2022
10.2+	Investment Management Trust Agreement, dated August 13, 2020, by and between the Registrant and Continental Stock Transfer & Trust Company, LLC	S-4	6770	10.2	April 29, 2022
10.3+	Registration Rights Agreement, dated August 13, 2020, by and among the Registrant and certain security holders	S-4	001-39445	10.3	April 29, 2022
10.4+	Securities Purchase Agreement, dated July 27, 2020, by and between the Sponsor and Nomura	S-4	001-39445	10.4	April 29, 2022
10.5+	Private Placement Unit Subscription Agreement, dated August 13, 2020, by and between the Registrant and the Sponsor	S-4	6770	10.5	April 29, 2022
10.6+	Private Placement Unit Subscription Agreement, dated August 13, 2020, by and between the Registrant and Nomura	S-4	6770	10.6	April 29, 2022
10.7+	Indemnification Agreement	S-4	6770	10.7	April 29, 2022
10.8+	Administrative Support Agreement, dated August 13, 2020, by and between the Registrant and the Sponsor	S-4	6770	10.8	April 29, 2022
10.9+	Forward Purchase Agreement, dated August 13, 2020, by and between the Company and Nomura	S-4	6770	10.9	April 29, 2022
10.10+	Form of Limited Liability Agreement of Opco	S-4	6770	10.10	April 29, 2022
10.11+	Amended and Restated Registration Rights Agreement	8-K	001-39445	10.3	May 27, 2022
10.12+	Tax Receivable Agreement	8-K	001-39445	10.4	May 27, 2022
10.13+	Sponsor Agreement	S-4	6770	10.13	April 29, 2022
10.14+	Employment Agreement, entered into as of May 23, 2022 by and between John H. Ruiz and Lionheart II Holdings, LLC	8-K	001-39445	10.5	May 27, 2022
10.14+	Employment Agreement, entered into as of May 23, 2022 by and between Frank C. Quesada and Lionheart II Holdings, LLC	8-K	001-39445	10.6	May 27, 2022
10.15+	Escrow Agreement, entered into as of May 23, 2022, by and among MSP Recovery, Inc., f/k/a “Lionheart Acquisition Corporation II,” Lionheart II Holdings, LLC, John H. Ruiz, as the representative of the Members and Continental Stock Transfer & Trust Company.	8-K	001-39445	10.7	May 27, 2022
10.16+	MSP Recovery, Inc. 2022 Omnibus Incentive Plan.	8-K	333-266374	99.1	July 28, 2022
10.17+	Lock-Up Agreement	8-K	001-39445	10.9	May 27, 2022
10.18+	Legal Services Agreement, entered into as of May 23, 2022, by and between Lionheart II Holdings, LLC, La Ley con John H. Ruiz P.A., d/b/a MSP Recovery Law Firm and MSP Law Firm.	8-K	001-39445	10.10	May 27, 2022
10.19+	Side Letter Agreement, entered into as of July 11, 2021, by and between John H. Ruiz and Lionheart Acquisition Corporation II and Lionheart I.I Holdings, LLC	8-K	001-39445	10.11	May 27, 2022
10.20+	Virage Side Letter Agreement, dated as of July 11, 2021, by and among John H. Ruiz, Frank C. Quesada, Lionheart Acquisition Corporation II and Lionheart II Holdings, LLC.	8-K	001-39445	10.12	May 27, 2022
10.21+	VRM Full Return Guaranty Agreement	S-4	6770	10.21	April 29, 2022
10.22+	Asset and Interest Transfer Agreement in relation to the Series MRCS Asset Acquisition	S-4	6770	10.22	April 29, 2022
10.23+	Transfer Agreement in relation to the VRM MSP Asset Acquisition	S-4	6770	10.23	April 29, 2022
10.24+	Master Transaction Agreement in relation to the VRM MSP Asset Acquisition	S-4	6770	10.24	April 29, 2022

10.25+	Common Stock Purchase Agreement, dated January 6, 2023, between MSP Recovery, Inc. and YA II PN, Ltd.	8-K	001-39445	10.1	January 12, 2023
10.26+	Registration Rights Agreement, dated January 6, 2023, between MSP Recovery, Inc. and YA II PN, Ltd.	8-K	001-39445	10.2	January 12, 2023
10.27+	Second Amended and Restated Claims Proceeds Investment Agreement, dated January 24, 2019, between MSPA Claims 1, LLC and Brickell Key Investments LP	S-1/A	333-268616	10.27	January 20, 2023
10.28+	Amendment to Claim Proceeds Investment Agreement, dated September 30, 2022, between MSP Recovery, Inc. and Brickell Key Investments LP	S-1/A	333-268616	10.28	January 20, 2023
10.29+	MTA Amendment and Binding Term Sheet, by and between Virage Recovery Master LP, Series MRCS, a series of MDA, Series LLC, John H. Ruiz, Frank C. Quesada, Virage Capital Management LP, MSP Recovery, LLC, La Ley con John H. Ruiz, MSP Recovery, Inc. and Lionheart II Holdings, LLC, dated April 12, 2023	8-K	001-39445	10.1	April 17, 2023
10.30+	Amended and Restated Secured Promissory Note, dated April 12, 2023 by and between the Company and Nomura Securities International, Inc.	8-K	001-39445	10.2	April 17, 2023
10.31+	Membership Interest Purchase Agreement, dated March 29, 2023, by and among MSP Recovery LLC, MSP Recovery Claims, Series, LLC and Hazel Holdings I LLC	10-K	001-39445	10.31	July 27, 2023
10.32+	Membership Interest Purchase Agreement, dated March 29, 2023 by and among MSP Recovery, LLC, MSP Recovery Claims Series 44, LLC, MSP Recovery Holding Series 01, LLC and Hazel Holdings I LLC	10-K	001-39445	10.32	July 27, 2023
10.33+	Credit Agreement, dated March 29, 2023 by and between Subrogation Holdings LLC, MSP Recovery, LLC, MSP Recovery Claims, Series LLC - Series 15-09-321 and Hazel Holdings I LLC	10-K	001-39445	10.33	July 27, 2023
10.34+	Amended and Restated Credit Agreement, dated March 29, 2023 by and between Subrogation Holdings LLC, MSP Recovery, LLC, MSP Recovery Claims, Series LLC - Series 15-09-321 and Hazel Holdings I LLC	10-K	001-39445	10.34	July 27, 2023
10.35+	Amended and Restated Collateral Administration Agreement, dated March 29, 2023, by and between Hazel Partners Holdings LLC, Subrogation Holdings, LLC and MSP Recovery LLC	10-K	001-39445	10.35	April 15, 2024
10.36+	MTA Amendment No. 2 and Amendment to the Amended and Restated Security Agreement dated November 13, 2023 by and between Virage Recovery Master LP, Series MRCS, John H. Ruiz, Frank C. Quesada, Virage Capital Management LP, MSP Recovery, LLC, La Ley con John H. Ruiz, MSP Recovery, Inc. and Lionheart II Holdings, LLC	10-Q	001-39445	10.08	November 14, 2023
10.37+	Second Amended and Restated Credit Agreement, dated November 10, 2023 by and between Subrogation Holdings LLC, MSP Recovery, LLC, JRFQ Holdings, LLC, 4601 Coral Gables Property, LLC, Hazel Partners Holdings LLC and MSP Recovery Claims, Series LLC - Series 15-09-321	10-Q	001-39445	10.09	November 14, 2023
10.38+	Standby Equity Purchase Agreement dated November 14, 2023 by and between YA II PN, LTD. and MSP Recovery, Inc.	10-Q	001-39445	10.10	November 14, 2023
10.39+	Registration Rights Agreement dated November 14, 2023 by and between YA II PN, LTD. and MSP Recovery, Inc.	10-Q	001-39445	10.11	November 14, 2023
10.40+	Amended and Restated Promissory Note dated March 26, 2024 by and between the MSP Recovery, Inc. and Nomura Securities International, Inc.	10-K	001-39445	10.40	April 15, 2024
10.41+	MTA Amendment No. 3 and Amendment No. 2 to the Amended and Restated Security Agreement dated March 26, 2024 by and between Virage Recovery Master LP, Series MRCS, a series of MDA, Series LLC, John H. Ruiz, Frank C. Quesada, Virage Capital Management	10-K	001-39445	10.41	April 15, 2024

	LP, MSP Recovery, LLC, La Ley con John H. Ruiz, MSP Recovery, Inc. and Lionheart II Holdings, LLC
10.42+	Yorkville SEPA Side Letter dated April 8, 2024	8-K	001-39445	10.1	April 12, 2024
10.43+	Yorkville SEPA Side Letter dated April 12, 2024	10-K	001-39445	10.42	April 15, 2024
10.44+	Yorkville SEPA Side Letter dated May 2, 2024	8-K	001-39445	10.1	May 3, 2024
10.45+	Yorkville SEPA Side Letter dated July 12, 2024	8-K	001-39445	10.1	July 18, 2024
10.46+	Letter Agreement by and between Subrogation Holdings, LLC; MSP Recovery, LLC; JRFQ Holdings, LLC; 4601 Coral Gables Property, LLC; MSP Recovery Claims, Series LLC - Series 15-09-321; and Hazel Partners Holdings, LLC dated August 2, 2024	8-K	001-39445	10.1	August 8, 2024
10.47+	Yorkville SEPA Side Letter executed August 13, 2024	10-Q	001-39445	10.13	August 14, 2024
10.48+	Letter agreement by Virage Recovery Master LP and Virage Capital Management LP dated September 6, 2024	8-K	001-39445	10.1	September 10, 2024
10.49+	Amendment No. 3 to Second Amended and Restated Credit Agreement dated October 2, 2024	8-K	001-39445	10.1	October 2, 2024
10.50+	Yorkville SEPA Side Letter executed November 7, 2024	10-Q	001-39445	10.7	November 14, 2024
10.51+	Nomura Letter Agreement dated November 12, 2024	8-K	001-39445	10.1	November 18, 2024
10.52+	Yorkville Letter Agreement dated January 24, 2025	8-K	001-39445	10.1	January 30, 2025
10.53+	Yorkville Letter Agreement dated April 10, 2025	8-K	001-39445	10.1	April 10, 2025
10.54*	LSA Termination
14.1*	Code of Ethics
19.1*	Insider Trading Policy
21.1*	Subsidiaries of the Company
23.1*	Consent of Deloitte & Touche LLP
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1#	Executive Officer Incentive Compensation Recovery Policy
101.INS*	XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

# Furnished herewith.

+ Previously filed.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MSP Recovery, Inc.

April 15, 2025	By:	/s/ John H. Ruiz
John H. Ruiz
Chief Executive Officer (Principal Executive Officer)

April 15, 2025	By	/s/ Francisco Rivas-Vásquez
Francisco Rivas-Vásquez
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ John H. Ruiz	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	April 15, 2025
John H. Ruiz

/s/ Francisco Rivas-Vásquez	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 15, 2025
Francisco Rivas-Vásquez

/s/ Frank C. Quesada	Director	April 15, 2025
Frank C. Quesada

/s/ Ophir Sternberg	Director	April 15, 2025
Ophir Sternberg

/s/ Beatriz Assapimonwait	Director	April 15, 2025
Beatriz Assapimonwait

/s/ Michael Arrigo	Director	April 15, 2025
Michael Arrigo

/s/ Thomas W. Hawkins	Director	April 15, 2025
Thomas W. Hawkins

/s/ Roger Meltzer	Director	April 15, 2025
Roger Meltzer