Form 10-Q
period 2025-03-31
MSP Recovery, Inc.
filed 2025-05-15
CIK 1802450

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-39445

MSP Recovery, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	84-4117825
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3150 SW 38th Avenue, Suite 1100 Miami, Florida	33146
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (305) 614-2222

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, $0.0001 par value per share	MSPR	Nasdaq Capital Market
Redeemable warrants, each lot of 625 warrants is exercisable for one share of Class A common stock at an exercise price of $7,187.50 per share	MSPRW	Nasdaq Capital Market
Redeemable warrants, each lot of 625 warrants is exercisable for one share of Class A common stock at an exercise price of $0.0625 per share	MSPRZ	Nasdaq Capital Market

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

As of May 8, 2025, the registrant had 4,920,520 shares of Class A Common Stock, $0.0001 par value per share, and 3,323,146 shares of Class V Common Stock, $0.0001 par value per share, outstanding.

DEFINITIONS

Unless otherwise stated or unless the context otherwise requires, the terms “we,” “us,” “our,” the “Company,” and “MSP Recovery” refer to MSP Recovery, Inc. As used in this Quarterly Report on Form 10-Q, unless otherwise noted or the context otherwise requires, the terms below are defined as follows:

“2024 Form 10-K” or “Annual Report” means the Company’s Annual Report on Form 10-K for the year ended December 31, 2024;

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

“Class A Common Stock” means the shares of the Company’s Class A common stock, par value $0.0001 per share, traded on the Nasdaq Capital Market under symbol “MSPR,” as described in more detail in Note 1, Description of the Business, to the condensed consolidated financial statements included elsewhere in this Quarterly Report;

“Class B Unit” means the non-voting economic Class B Units of Opco, as described in more detail in Note 1, Description of the Business, to the condensed consolidated financial statements included elsewhere in this Quarterly Report;

“Class V Common Stock” means the shares of the Company’s Class V common stock, par value $0.0001 per share, as described in more detail in Note 1, Description of the Business, to the condensed consolidated financial statements included elsewhere in this Quarterly Report;

“Closing” means the closing of the Business Combination, as defined herein;

“Closing Date” means May 23, 2022, the closing date of the Business Combination, as defined herein;

“Common Stock” means shares of the Company’s Class A Common Stock and Class V Common Stock;

“Company” means MSP Recovery, Inc., a Delaware corporation;

“CPIA Warrant” means that warrant agreement dated September 30, 2022, whereby the Company granted to BKI the right to purchase 106,667 shares of Class A Common Stock for the purchase price of $0.0625 per share, as described in more detail in Note 7, Claims Financing Obligations and Notes Payable, to the condensed consolidated financial statements included elsewhere in this Quarterly Report;

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

“LCAP” means Lionheart Acquisition Corporation II, the Company prior to the Closing;

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

“New Warrants” means 1,028 million warrants, each exercisable to purchase 1/625 of one share, post 2024 Reverse Split, of Class A Common Stock (but only exercisable in lots of 625 to purchase whole shares), which were issued as a dividend to the holders of record of Class A Common Stock as of the close of business on the date of Closing;

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

“Palantir” means Palantir Technologies, Inc., a Delaware corporation;

“Public Warrants” means warrants, each exercisable to purchase 1/625 of one share, post 2024 Reverse Split, of Class A Common Stock (but only exercisable in lots of 625 to purchase whole shares), in accordance with its terms, as described in more detail in Note 1, Description of the Business, to the condensed consolidated financial statements included elsewhere in this Quarterly Report;

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

“Up-C Unit” means each pair consisting of one share of Class V Common Stock and one Class B Unit, as described in more detail in Note 1, Description of the Business, to the condensed consolidated financial statements included elsewhere in this Quarterly Report;

“Virage” means Virage Capital Management LP, a Texas limited partnership;

“VRM” means Virage Recovery Master LP, a Delaware limited partnership and affiliate of Virage;

“VRM Full Return” has the meaning as set forth in Note 3, Material Agreements, to the condensed consolidated financial statements included elsewhere in this Quarterly Report;

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

The Monthly Virage Warrants may be issued each calendar month, beginning with January 31, 2024 until the obligations to Virage are paid in full, in an amount equal to the quotient of 1.0% of each calendar month-end balance (which month-end balance shall be increased daily up to 20% per annum based on a formula set forth in the Virage MTA Amendment) of the amount owing to Virage as of each preceding calendar month end (the “Additional Return”) and the VWAP of a share of our Class A Common Stock. Until our obligations to Virage are paid in full, the Company has the option every month to pay Virage in one or a combination of: (a) cash, in an amount equal to 1.0% of each calendar month-end balance (which month-end balance shall be increased daily up to 20% per annum based on a formula set forth in the Virage MTA Amendment) of the amount owing to Virage as of each preceding calendar month end and/or (b) the issuance of subsequent Monthly Virage Warrants;

“VWAP” is defined as the daily volume-weighted average price of the shares of common stock for such trading day on the Nasdaq Stock Market during regular trading hours as reported by Bloomberg L.P.;

“Working Capital Credit Facility” means the credit agreement as described in more detail in Note 7, Claims Financing Obligations and Notes Payable, to the condensed consolidated financial statements included elsewhere in this Quarterly Report;

“Yorkville” means YA II PN, Ltd., a Cayman Islands exempt limited partnership fund managed by Yorkville Advisors Global, LP;

“Yorkville Convertible Notes” means those certain convertible notes issued to Yorkville, as described in more detail in Note 7, Claims Financing Obligations and Notes Payable, to the condensed consolidated financial statements included elsewhere in this Quarterly Report; and

“Yorkville SEPA” means that certain Standby Equity Purchase Agreement by and among the Company and Yorkville, dated November 14, 2023, as amended from time to time.

Unless specified otherwise, amounts in this Quarterly Report are presented in U.S. dollars.

Defined terms in the financial statements contained in this Quarterly Report on Form 10-Q not defined herein adopt the meanings ascribed to them in the financial statements or our 2024 Form 10-K.

Part I – Financial Information

Item 1. Financial Statements

MSP RECOVERY, INC. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share data)	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash	$9,074	$12,328
Accounts receivable	295	295
Affiliate receivable (1)	1,254	1,204
Prepaid expenses and other current assets (1)	2,056	1,647
Total current assets	12,679	15,474
Property and equipment, net	5,224	5,159
Intangible assets, net (2)	1,779,576	1,898,223
Right-of-use assets	196	227
Total assets	$1,797,675	$1,919,083

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$14,348	$13,971
Affiliate payable (1)	21,628	21,664
Commission payable	1,357	1,342
Derivative liability	131	211
Warrant liability (1)	12,517	22,373
Guaranty obligation (1)	—	1,126,490
Claims financing obligation and notes payable (1)	454,352	31,200
Interest payable (1)	1,576	33,298
Other current liabilities (1)	15,916	14,765
Total current liabilities	521,825	1,265,314
Guaranty obligation (1)	1,179,731	—
Claims financing obligation and notes payable (1)	241,556	633,026
Lease liabilities	65	102
Loan from related parties (1)	130,328	130,328
Interest payable (1)	82,802	14,828
Other long-term liabilities	3,865	3,894
Total liabilities	$2,160,172	$2,047,492

Commitments and contingencies (Note 10)

Stockholders’ Equity:
Class A common stock, $0.0001 par value; 5,500,000,000 shares authorized; 4,732,114 and 2,184,958 issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	$—	$—
Class V common stock, $0.0001 par value; 3,250,000,000 shares authorized; 3,323,146 and 4,962,704 issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	506,833	546,635
Accumulated deficit	(567,651)	(446,050)
Total stockholders’ equity	$(60,818)	$100,585
Non-controlling interest	(301,679)	(228,994)
Total equity	$(362,497)	$(128,409)
Total liabilities and equity	$1,797,675	$1,919,083

(1)
As of March 31, 2025 and December 31, 2024, total affiliate receivable, affiliate payable, warrant liability, guaranty obligation, and loan from related parties balances are with related parties. In addition, the claims financing obligation and notes payable, other current liabilities, and interest payable include balances with related parties. See Note 12, Related Party Transactions, for further details.
(2)
As of March 31, 2025 and December 31, 2024, intangible assets, net included $1.3 billion and $1.4 billion, respectively, related to a consolidated VIE. See Note 6, Variable Interest Entities, for further details.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MSP RECOVERY, INC. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
(In thousands, except share and per share data)	2025	2024
Claims recovery income	$830	$6,001
Claims recovery service income	—	—
Other	7	—
Total Revenues	$837	$6,001

Operating expenses
Cost of revenues (1)	807	1,673
Claims amortization expense	118,647	121,014
General and administrative (2)	5,318	5,566
Professional fees	2,522	4,420
Professional fees – legal (3)	450	3,467
Depreciation and amortization	98	67
Total operating expenses	127,842	136,207
Operating Loss	$(127,005)	$(130,206)

Interest expense (4)	(118,785)	(97,953)
Other (expense) income, net	(175)	252
Change in fair value of warrant and derivative liabilities	9,936	51,307
Net loss before provision for income taxes	$(236,029)	$(176,600)

Provision for income tax expense	—	—
Net loss	$(236,029)	$(176,600)

Less: Net loss attributable to non-controlling interests	114,428	157,718
Net loss attributable to MSP Recovery, Inc.	$(121,601)	$(18,882)

Basic and diluted weighted average shares outstanding, Class A Common Stock	3,608,276	600,556
Basic and diluted net loss per share, Class A Common Stock	$(33.70)	$(31.44)

(1)
For the three months ended March 31, 2025, cost of revenue included $0.5 million of related party expenses. No such cost of revenue with related party expenses for three months ended March 31, 2024. See Note 12, Related Party Transactions, for further details.
(2)
For the three months ended March 31, 2025 and 2024, general and administrative expenses included $92.8 thousand and $45.1 thousand of related party expenses. See Note 12, Related Party Transactions, for further details.
(3)
For the three months ended March 31, 2024, Professional Fees—legal included $3.0 million of related party expenses related to the Law Firm. There were no such related party expenses related to the Law Firm for three months ended March 31, 2025. See Note 12, Related Party Transactions, for further details.
(4)
For the three months ended March 31, 2025 and 2024, interest expense included $89.4 million and $74.8 million, respectively, related to interest expense due to related parties. See Note 12, Related Party Transactions, for further details.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MSP RECOVERY, INC. and Subsidiaries

Condensed Consolidated Statements of Changes in Equity

(Unaudited)

Three Months Ended March 31, 2025

	Class A Common Stock		Class V Stock
(In thousands, except shares)	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Non-Controlling Interests	Total Equity
Balance at December 31, 2024	2,184,958	$—	4,962,704	$—	$546,635	$(446,050)	$(228,994)	$(128,409)
Class A Issuances	2,547,156	—	(1,639,558)	—	(39,802)	—	41,743	1,941
Net loss	—	—	—	—	—	(121,601)	(114,428)	(236,029)
Balance at March 31, 2025	4,732,114	$—	3,323,146	$—	$506,833	$(567,651)	$(301,679)	$(362,497)

Three Months Ended March 31, 2024

	Class A Common Stock		Class V Stock
(In thousands, except shares)	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Non-Controlling Interests	Total Equity
Balance at December 31, 2023	586,393	$—	4,965,296	$—	$357,941	$(85,551)	$1,146,739	$1,419,129
Class A Issuances	39,051	—	(2,596)	—	9,152	—	(8,182)	970
Net loss	—	—	—	—	—	(18,882)	(157,718)	(176,600)
Balance at March 31, 2024	625,444	$—	4,962,700	$—	$367,093	$(104,433)	$980,839	$1,243,499

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MSP RECOVERY, INC. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
(In thousands)	2025	2024
Cash flows from operating activities:
Net loss (1)	$(236,029)	$(176,600)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	98	67
Claims amortization expense	118,647	121,014
Paid-in-kind interest (1)	79,046	65,175
Loss debt extinguishment	80	—
Change in fair value of warrant liability	(9,856)	(51,460)
Change in fair value of derivatives	(80)	153
Mark-to-market gain (loss) on liability payable in stock	154	(253)
Professional fees payable in shares	600	469
Non-cash lease expense	1	2
Change in operating assets and liabilities:
Accounts receivable	—	217
Prepaid expenses and other assets	(410)	2,890
Affiliate receivable (1)	(49)	(54)
Affiliate payable (1)	(36)	—
Accounts payable, commission payable and accrued liabilities	917	3,470
Interest Payable	39,725	32,765
Net cash used in operating activities	(7,192)	(2,145)

Cash flows from investing activities:
Purchases of property and equipment	(163)	(43)
Purchases of intangible assets	—	(100)
Net cash used in investing activities	(163)	(143)

Cash flows from financing activities:
Proceeds from debt financing	3,500	4,500
Payments on related party loan (1)	—	(382)
Repayment of the Claims financing obligation	(78)	(1,490)
Proceeds from the issuance of common stock	679	—
Net cash provided by financing activities	4,101	2,628

Net (decrease) increase in cash	(3,254)	340
Cash at beginning of year	12,328	11,633
Cash at end of period	$9,074	$11,973

	Three Months Ended March 31,
(In thousands)	2025	2024
Supplemental disclosure of non-cash investing and financing activities:
Original issue discount	$2,333	$3,000
Issuance of shares in settlement of debt	$679	$—
Payment of professional fees through issuance of Class A common stock	$563	$469

Cash paid during the period for:
Interest	$125	$379

(1)
Balances include related party transactions. See Note 12, Related Party Transactions, for further details.

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

The Company is organized in an “Up-C” structure in which all of the business of Legacy MSP and its subsidiaries is held directly or indirectly by the Company, the Company is the managing member, consolidates Legacy MSP, and owns all of the voting economic Class A Units; the Members and their designees own all of the non-voting economic Class B Units in accordance with the terms of the first amended and restated limited liability company agreement of the Company. Each Up-C Unit may be exchanged for either, at the Company’s option, (a) cash or (b) one share of Class A common stock, par value $0.0001, of the Company (“Class A Common Stock”), subject to the provisions set forth in the LLC Agreement. The aggregate consideration paid to the Members (or their designees) at the Closing consisted of: (i) 5,200,000 Units and (ii) rights to receive payments under the Tax Receivable Agreement (“TRA”), discussed in more detail below.

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

Warrants

Public Warrants

Pursuant to the terms of the Existing Warrant Agreement, and after giving effect to the issuance of the New Warrants, as defined below, the adjusted exercise price of the Public Warrants is $0.0625 per share of Class A Common Stock, on a cashless basis, in lots of 625. During the period from the Closing Date to March 31, 2025, approximately 8.9 million warrants of the original 11.8 million warrants had been exercised. For the three months ended March 31, 2025 and 2024, the fair value of the remaining unexercised warrants decreased resulting in other income of $4.7 thousand and $0.2 million, respectively, which is recorded within change in fair value of warrant and derivative liabilities in the condensed consolidated statements of operations.

New Warrants

Additionally, in connection with the Business Combination, the Company declared the New Warrant Dividend comprising approximately 1,028 million New Warrants payable to the holders of record of the Class A Common Stock as of the close of business on the Closing Date, of which approximately 894.8 million remain outstanding. The New Warrants expire on the fifth anniversary of the Closing Date or upon earlier redemption. The Company determined that the New Warrants instruments meet the equity scope exception in ASC 815 to be classified in stockholders’ equity, and as the repurchase right noted above has a mirrored value designed to offset the New Warrants, if exercised would be an equity only transaction. The New Warrants are each exercisable in lots of 625 for one whole share of Class A Common Stock at a reverse split adjusted exercise price $7,187.50 per whole share. The New Warrants are subject to certain anti-dilution adjustments.

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

MSP RECOVERY, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

assets of the Company as a result of the Business Combination and as a result of sales or exchanges of Up-C Units for cash or shares of Class A Common Stock, and (iii) certain other tax benefits related to entering into the TRA, including tax benefits attributable to payments under the TRA.

As of March 31, 2025, the Company’s TRA liability associated with the allocable share of existing tax basis acquired in the Business Combination would give rise to a TRA liability of $64.4 million. The Company has not recognized such liabilities under the TRA after concluding it was not probable that the Company will be able to realize the remaining tax benefits based on estimates of future taxable income. No payments were made to the Continuing Equity Owners and Blocker Shareholders (as defined in the TRA) pursuant to the TRA during the three months ended March 31, 2025 and 2024. The estimation of liability under the tax receivable agreement is by its nature imprecise and subject to significant assumptions regarding the amount, character, and timing of the taxable income of MSP Recovery, Inc. in the future. We may incur additional liabilities under the TRA when Lionheart II Holdings, LLC units are exchanged in the future. If the valuation allowance recorded against the deferred tax assets applicable to the tax attributes subject to the TRA is released in a future period, the relating TRA liability may be considered probable at that time and recorded within earnings.

The Company has assessed the realizability of the net deferred tax assets and, in that analysis, has considered the relevant positive and negative evidence available to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The Company has recorded a full valuation allowance against the deferred tax assets as of March 31, 2025 and December 31, 2024, which will be maintained until there is sufficient evidence to support the reversal of all or some portion of these allowances. As the tax benefits associated with the TRA have not been recognized, based on estimates of future taxable income, the Company has concluded it is not probable to recognize any tax receivable agreement liability. If the valuation allowance recorded against the deferred tax assets is released in a future period, the Tax Receivable Agreement liability may be considered probable at that time and recorded within earnings.

Non-Controlling Interest

The Company reflects non-controlling interests due to the Up-C structure. The Company holds all of the voting Class A Units of Opco, whereas the Members (or their designees) hold all of the non-voting economic Class B Units of Opco (these Class B Units represent the non-controlling interest in the Company). The ownership percentage of Class V Common Stock held in the Company by the Members (or their designees) will be equivalent to the number of Class B Units held in the Company, and as such, reflects non-controlling interest in the Company, which is equivalent to the Class V Common Stock ownership percentage. See Note 9, Non-controlling Interest, for more information on ownership interests in the Company.

Nasdaq Listing

On April 24, 2025, MSP Recovery, Inc. (the “Company”) received a letter (the “Notice”) from the Listing Qualifications Department of the Nasdaq Stock Market LLC (“Nasdaq”) informing the Company that it was not in compliance with the minimum stockholders’ equity requirement for continued listing on the Nasdaq Capital Market, under Listing Rule 5550(b)(1), because the Company’s stockholders’ deficit of $128.4 million, as reported in the Company’s Form 10-K for the year ended December 31, 2024, was below the required minimum of $2.5 million, and because, as of April 24, 2025, the Company did not meet the alternative compliance standards, relating to the market value of listed securities of $35 million or net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years.

The Company has 45 calendar days from April 24, 2025, or through Monday, June 9, 2025, to submit a plan to regain compliance with Listing Rule 5550(b)(1). If Nasdaq accepts the Company’s plan, Nasdaq may grant an extension of up to 180 calendar days from April 24, 2025, or through Tuesday, October 21, 2025, to regain compliance. If Nasdaq does not accept the Company’s plan, the Company will have the right to appeal such decision to a Nasdaq hearings panel.

The Notice has no immediate impact on the listing of the Company’s common stock, which will continue to be listed and traded on Nasdaq Capital Market, subject to the Company’s compliance with the other continued listing requirements.

Going Concern

As an early-stage growth company, the Company has incurred substantial net losses since inception. As of March 31, 2025, the Company had unrestricted cash totaling $9.1 million. The Company has incurred recurring losses and negative cash flows since inception and has an accumulated deficit of $567.7 million as of March 31, 2025. For the three months ended March 31, 2025, the Company used approximately $7.2 million of cash in operations. The Company’s liquidity will depend on the ability to generate substantial Claims recovery income and Claims recovery services income in the near future, the timing and amount of which is uncertain, as well as its ability to secure funding from capital sources. The Company’s principal liquidity needs have been working capital, debt service, and Claims financing obligations.

The Company anticipates sources of liquidity for 2025 to include up to $9.85 million in bridge loan funding to the Company under the existing Operational Collection Floor facility (in addition to the $16.0 million previously funded under the facility) and the proposed

MSP RECOVERY, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

reorganization term sheet discussed in Note 15, Subsequent Events, to the condensed consolidated financial statements (the “Term Sheet”), in the amounts of: (i) $4.75 million (of which $4.0 million funded between February 28, 2025 and May 9, 2025), (ii) up to $2.0 million (of which $0.55 million was funded in April 2025) to fund the legal, accounting, and administrative expenses associated with the reorganization, subject to certain terms and customary conditions acceptable to Hazel, which has no obligation to provide additional funding, in Hazel’s sole and absolute discretion, (iii) minimum license fees of $1.55 million for June 2025 and $1.55 million for July 2025, as well as the Yorkville SEPA as disclosed in more detail in Note 7, Claims Financing Obligations and Notes Payable, to the condensed consolidated financial statements, and beyond June 2025, the MSP Principals’ commitment to obtain a lender to provide future financing to backstop additional working capital requirements of the Company, supported by the MSP Principals’ pledge of $25 million of collateral to secure such financing. The Company has taken several actions to address liquidity concerns, including actions enumerated below. However, as discussed further below, the Company has concluded management’s plans were not sufficient to alleviate the substantial doubt about the Company’s ability to continue as a going concern:

1.
On March 29, 2023, the Company’s subsidiary, Subrogation Holdings, LLC and its parent, MSP Recovery, entered into the Working Capital Credit Facility consisting of commitments to fund up to $48 million in proceeds. Certain terms were amended to the Working Capital Credit Facility, which were memorialized in the Second Amended and Restated First Lien Credit Agreement dated November 10, 2023. See summary in “Hazel Working Capital Credit Facility and Hazel Purchase Money Loan” in Note 7, Claims Financing Obligations and Notes Payable, to the condensed consolidated financial statements. On August 2, 2024, HPH agreed to, among other things, (i) extend the period for the Company draw up to $14 million for working capital, accessible in eight tranches of $1.75 million, that can be drawn at least one month apart, until September 2025 and (ii) provide for a $2.0 million loan to be funded by August 31, 2024 for the purpose of acquiring the New Claims. On January 30, 2025, the Company drew the final $1.75 million tranche for working capital. Pursuant to the Working Capital Credit Facility, HPH may, at its sole discretion, increase the Operational Collection Floor by an amount of up to $6.0 million, to be funded over a period of three to six months. HPH exercised that discretion during 2025 and has funded $4.0 million from the increase to the Operational Collection Floor through May 9, 2025. An additional $2.0 million remains available under the Operational Collection Floor, to be funded at HPH’s sole discretion. This obligation became current on March 31, 2025, and the Company does not currently have available liquidity to satisfy said obligation.
2.
On November 13, 2023, the Company entered into the MTA Amendment No. 2 and Amendment to the Amended and Restated Security Agreement (“Second Virage MTA Amendment”), which extended the due date for the payment obligations to Virage to December 31, 2024. See summary in Note 3, Material Agreements, to the condensed consolidated financial statements. On April 1, 2024, the Company entered into the MTA Amendment No. 3 and Amendment No. 2 to the Amended and Restated Security Agreement (“Third Virage MTA Amendment”), which: (i) extended the VRM Full Return payment due date to September 30, 2025, subject to acceleration upon certain triggering events; (ii) the Company agreed that, after the Yorkville Convertible Notes are fully satisfied, 25% of the Company’s portion of any net proceeds from the Yorkville SEPA would be used to pay down the VRM Full Return; and (iii) commence the sale of certain reserved shares of Messrs. John H. Ruiz and Frank C. Quesada, and the delivery of the resulting net cash proceeds thereof to VRM. On May 1, 2025, Virage agreed to extend the VRM Full Return (as defined in the MTA) maturity date to November 30, 2026, subject to acceleration upon the occurrence of any Trigger Event (unless waived by VRM).
3.
On November 13, 2023, the Company entered into the Second Amended and Restated Nomura Note (defined in Note 3, Material Agreements, to the condensed consolidated financial statements), which extended the maturity date of the Nomura Note to December 31, 2024. See summary in Note 7, Claims Financing Obligations and Notes Payable to the consolidated financial statements. On March 26, 2024, the Company entered into the Third Amended and Restated Nomura Promissory Note, which extended the maturity date of the Nomura Note to September 30, 2025. Pursuant to a letter agreement dated November 15, 2024, Nomura agreed to forego payments of up to $4.0 million due under the Third Amended and Restated Nomura Note from proceeds from the sale of Class A Common Stock to Yorkville pursuant to the Yorkville SEPA until March 31, 2025. On April 28, 2025, the Company further amended and restated the Nomura Note to: (i) increase the principal amount to approximately $32.7 million, and (ii) extend the maturity date to November 30, 2026.
4.
On November 14, 2023, the Company entered into the Yorkville SEPA, which included the issuance of Yorkville Convertible Notes to Yorkville having aggregate principal amounts of up to $15.0 million in connection with the purchase of Class A Common Stock. See summary in Note 7, Claims Financing Obligations and Notes Payable, to the condensed consolidated financial statements. On April 8, 2024, the maturity date of the Yorkville Convertible Notes was extended to September 30, 2025. On April 12, 2024, Yorkville agreed that, to the extent that it holds Class A Common Stock in such quantities that would prevent the Company from utilizing the SEPA solely due to the Ownership Limitation, Yorkville commits to fund an additional advance in the principal amount of $13.0 million on the same terms and conditions as the previous advances pursuant to the Yorkville SEPA. On April 10, 2025, Yorkville further agreed to: (i) extend the due date for the first Monthly Payment to November 30, 2026, (ii) extend the maturity date of the Convertible Notes to November 30, 2026, and (iii) to waive Volume

MSP RECOVERY, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Threshold and Maximum Advance Amount limitations set forth in the Yorkville SEPA. As we have sold substantially all of the 2.0 million shares currently registered for resale to Yorkville, we need to file with the SEC one or more additional registration statements to register under the Securities Act the resale by Yorkville of any additional shares of our common stock, and the SEC would have to declare such registration statement or statements effective before we could sell additional shares. There can be no assurances of such events occurring or the timing of such events occurring.

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

These Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto included in the 2024 Form 10-K. The year-end condensed consolidated balance sheet data included in this Quarterly Report on Form 10-Q was derived from the audited financial statements but does not include all disclosures required by GAAP. The results of operations for any interim period are not necessarily indicative of the results of operations to be expected for the full year.

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

Concentration of Credit Risk and Off-Balance Sheet Risk

Cash and affiliate receivable are financial instruments that are potentially subject to concentrations of credit risk. See Note 12, Related Party Transactions, for disclosure of affiliate receivables. The Company’s cash is deposited in accounts at large financial institutions, and amounts may exceed federally insured limits. The Company believes it is not exposed to significant credit risk due to the financial strength of the depository institutions in which the cash and cash equivalents are held. The Company has no other financial instruments with off-balance-sheet risk of loss.

Non-Controlling Interests

As part of the Business Combination and described in Note 1, Description of the Business, the Company became the managing member of MSP Recovery, which is consolidated as the Company controls the operating decisions of MSP Recovery. The non-controlling interest relates to the Up-C Units that are convertible into Class A Common Stock of the Company at the discretion of the holder of the Up-C Unit. The Up-C Unit holders retained approximately 99.76% of the economic ownership percentage of the Company as of the Closing Date. The non-controlling interest is classified as permanent equity within the consolidated balance sheet of the Company. As of March 31, 2025, based on the Class A common stock issuances during the period, the non-controlling interest of Class V shareholders was 41.3%.

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

Recent Accounting Pronouncements

New Accounting Pronouncements Issued but Not Yet Adopted

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. Among other requirements, this update adds specific disclosure requirements for income taxes, including: (1) disclosing specific categories in the rate reconciliation and (2) providing additional information for reconciling items that meet quantitative thresholds. The guidance is effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the provisions of this guidance and assessing the potential impact on the Company’s financial statement disclosures.

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

Note 3. MATERIAL AGREEMENTS

Virage

On May 23, 2022 as part of the Closing of the Business Combination, the Company acquired assets through the issuance of Up-C Units. In exchange for approximately 0.6 million Up-C Units, the Company acquired the rights to receive the distributable net proceeds (the “Proceeds”) of a portfolio of Claims owned by VRM MSP, a Delaware limited liability company and joint investment vehicle of

MSP RECOVERY, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

VRM and Series MRCS. Under this asset acquisition structure, the Company determined that the arrangements to acquire the rights to proceeds from certain Claims recovery rights along with the guarantee of the VRM Full Return (noted and defined below) result in the Company consolidating the Series. Upon consolidation, the Company included the value of the Up-C Units provided and the value of the guarantee as Intangible Assets, net in the consolidated balance sheet. These are held at cost and treated as finite life intangible assets under ASC 350, and have a useful life of eight years.

In connection with such transaction the Company agreed to pay Virage an amount equal to the contributions by Virage to VRM MSP plus an annual rate of return of 20% (the “VRM Full Return”). Pursuant to the terms of the agreement with Virage, such amount is payable exclusively by any of the following means (or any combination thereof): (a) the Proceeds, net of expenses related to claim settlement, (b) a sale of certain reserved shares of Messrs. John H. Ruiz and Frank C. Quesada, and the delivery of the resulting net cash proceeds thereof to VRM, or (c) a sale of shares by the Company and delivery of the net cash proceeds thereof to VRM. The amount of the VRM Full Return was $1,179.7 million as of March 31, 2025.

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

Pursuant to the Virage MTA dated March 9, 2022 (as amended on April 12, 2023, November 13, 2023, and April 1, 2024, the “Virage MTA”), the VRM Full Return payment due date was September 30, 2025. On May 1, 2025, Virage agreed to extend the VRM Full Return maturity date to November 30, 2026, subject to acceleration upon the occurrence of any Trigger Event (unless waived by VRM). The payment methods for the VRM Full Return are as follows, and in the following order of priority: (a) a first priority lien on all sources of revenue of the Company not otherwise encumbered as of April 12, 2023 to the extent such revenues and liquidity exceed the amount of net of revenues necessary to establish and maintain an operating reserve (“Operating Reserve”) of to the budget of the Company (plus applicable taxes) plus 10%, (b) a sale of certain reserved shares of Messrs. John H. Ruiz and Frank C. Quesada, and the delivery of the resulting net cash proceeds thereof to VRM, (c) Parent’s sale of additional shares and delivery of proceeds to VRM, subject to certain anti-dilution provisions, and (d) if the VRM Full Return is not satisfied by the foregoing, a sale by Messrs. Ruiz and Quesada of other shares of Common Stock that they hold, and the delivery of the resulting net cash proceeds thereof to VRM; provided that if the VRM Full Return is not fully paid by November 30, 2026 the VRM Full Return shall be payable by any of such payment methods in any order of priority. In addition, Messrs. Quesada and Ruiz agreed to certain transfer restrictions applicable to their Common Stock.

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

As of December 31, 2024, the Company issued 9 Monthly Virage Warrants, entitling Virage to purchase 8,619,405 shares of Class A Common Stock, each warrant expiring two years from the date of issuance, which are exercisable for $0.0025 per share. Furthermore, on April 14, 2025, the Company issued two additional warrants for November 2024 and December 2024, each warrant exercisable for 3,277,808 and 6,332,792 shares, respectively, both which are exercisable for $0.0001 per share and expiring two years from the date of issuance. Refer to “VRM Warrant Issuance and Restructuring” below for additional information on the Monthly Virage Warrants.

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

MSP RECOVERY, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

however on September 6, 2024, Virage agreed to waive a provision of the Virage MTA Amendment that would otherwise accelerate the payment of amounts due to Virage in such event.

VRM Warrant Issuance and Restructuring

Pursuant to the first amendment to the Virage MTA, dated April 11, 2023 (the “First Amendment”), for each calendar month beginning with January 31, 2024 and ending when the VRM Full Return (as defined in the Virage MTA) is paid in full, the Company is required to either: (i) pay in cash or (ii) issue a warrant to purchase a number of shares of Class A Common Stock of the Company, or some combination thereof, to Virage Recovery Master LP (“VRM”) equal to the quotient of 1% of the calendar month-end balance of the Unpaid Base Amount (as defined in the MTA) (the “Required Monthly Issuance”). On April 14, 2025, the Company issued VRM Monthly Warrants for November 2024 and December 2024, for 3,277,808 and 6,332,792 shares respectively, exercisable at a purchase price of $0.0001 per share for a period of two years from the original issuance date, exercisable on a cashless basis only. To date, the Company has issued 12 warrants to VRM pursuant to the First Amendment, entitling Virage to purchase 19,361,939 shares of Class A Common Stock.

In connection with negotiations to restructure the Company’s obligations under the MTA, on February 18, 2025, the Company entered into a term sheet agreement with Virage (the “Virage Term Sheet”) to amend the MTA, whereby Virage and the Company agreed, subject to certain conditions, which have not been met as of the date of this Quarterly Report on Form 10-Q, to enter into definitive documentation at a later date to: (i) exercise the VRM Warrants to purchase that number of shares that would result in Virage owning 33 1/3% of the then issued and outstanding Common Stock (the “Warrant Exercise”), (ii) surrender to the Company any remaining unexercised VRM Warrants, or portions thereof, for termination, (iii) contemporaneous with the Warrant Exercise, terminate its agreement to hold no more than 9.99% of the outstanding Common Stock of the Company, (iv) subject to certain conditions, grant proxy voting rights to the MRCS Principals over an amount of shares of Common Stock issuable to Virage from the Warrant Exercise such that the MRCS Principals will have voting control over 51% of the total outstanding Parent Class A Common Stock, and (v) terminate any obligation of the Company to satisfy the Required Monthly Issuance. These proposed transactions under the Virage Term Sheet are subject to, among other things, further negotiation and the execution of definitive agreements, regulatory approvals, and shareholder approvals if required by the Nasdaq Stock Market; as a result, there can be no guarantee that the transactions thereby will be consummated.

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

Amounts borrowed and obligations under the Purchase Money Loan and the Working Capital Credit Facility (See Note 7, Claims Financing Obligations and Notes Payable) are secured by a pledge of proceeds from specific Claims in the Company’s Claims portfolio, with the lien securing the Purchase Money Loan being subordinated and junior to the lien securing the Working Capital Credit Facility. Pursuant to the Purchase Money Loan and the Working Capital Credit Facility, the Company entered into a collateral administrative agreement between the Company and Hazel, which sets forth certain arrangements between the Company and Hazel in relation to Claims owned by the Company, the proceeds of which are due to the Company were pledged to Hazel to secure the Purchase Money Loan and the Working Capital Credit Facility.

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

Under the Operational Collection Floor, the Company received during 2024: (i) $12.3 million for working capital, and (ii) $2.0 million for the purpose of acquiring the New Claims. For three months ended March 31, 2025 and through the May 9, 2025, the Company received $4.0 million of working capital under the Operational Collection Floor. Pursuant to the Working Capital Credit Facility, HPH may, at its sole discretion, increase the Operational Collection Floor by an amount of up to $6.0 million, to be funded over a period of three to six months. During the three months ended March 31, 2025, HPH exercised that discretion and funded $1.75 million from the increase to the Operational Collection Floor. Subsequent to March 31, 2025, HPH funded an additional $2.25 million from the increase to the Operational Collection Floor, and an additional $2.0 million remains available to be funded at HPH’s sole discretion.

Note 4. INVESTMENT IN EQUITY METHOD INVESTEES

The Company holds four investments which are accounted for using the equity method: MAO-MSO Recovery II LLC Series PMPI (“Series PMPI”), MAO-MSO Recovery LLC, MAO-MSO Recovery II LLC (both collectively the “MAO-MSO entities”) and VRM MSP.

Series PMPI is a series of MAO-MSO Recovery II LLC. The Company exercises significant influence over the operating and financial activities of Series PMPI, but does not exercise control of the entity. In accordance with Series PMPI’s operating agreement, the controlling member is entitled to a preferred return of 20% per annum (the “Preferred Return”). Once the Preferred Return has been met, the controlling member is entitled to 50% of Claims recoveries by PMPI. The noncontrolling member is allocated 100% of the costs of PMPI. Since the Preferred Return exceeds the total members’ equity of PMPI as of both March 31, 2025 and December 31, 2024, the value of the equity method investment in the condensed consolidated balance sheet is $0.

The MAO-MSO entities are Delaware limited liability companies formed as master series entities whose central operations are to form other series legal entities that will hold and pursue Claims recovery rights. The MAO-MSO entities are not designed to hold or pursue Claims recoveries themselves. The Company holds a 50% economic interest in both entities, and has significant influence through its equity investment, but does not control either entity. As equity method investments, the Company recognizes its proportionate share of net earnings or losses as equity earnings in Other income. The activity of these entities has been insignificant for the three months ended March 31, 2025 and 2024. Since the Company did not make a contribution to the MAO-MSO entities and the entities have recorded losses, the value of the equity method investment in the consolidated balance sheets is $0 as of both March 31, 2025 and December 31, 2024.

Summary financial information for equity accounted investees, not adjusted for the percentage ownership of the Company is as follows:

	For the Three Months Ended March 31,
(in thousands)	2025	2024
Revenue	$—	$7
Amortization	$—	$500
Other expenses	$11	$10
Loss	$(11)	$(503)

MSP RECOVERY, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

	As of
(in thousands)	March 31, 2025	December 31, 2024
Total Assets	$613	$928
Total Liabilities	$803	$762

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

Note 5. INTANGIBLE ASSETS, NET

The Company holds CCRAs, which were acquired through the issuance of equity as part of the Business Combination in 2022 and acquisitions of additional CCRAs from the Closing Date through 2024. The Company records CCRAs at cost and amortizes them as a finite intangible asset with a useful life of seven years.

Intangible assets, net consists of the following:

	As of
(in thousands)	March 31, 2025	December 31, 2024
Intangible assets, gross	$3,121,859	$3,121,859
Accumulated amortization	(1,342,283)	(1,223,636)
Net	$1,779,576	$1,898,223

For the three months ended March 31, 2025 and 2024, claims amortization expense was $118.6 million and $121.0 million, respectively.

Future amortization for CCRAs, for the remainder of 2025 and thereafter is expected to be as follows:

(in thousands)	CCRAs Amortization
2025	$355,914
2026	474,554
2027	474,554
2028	474,554
Total	$1,779,576

The Company monitors intangible assets for potential impairment indicators, including, but not limited to, assumptions regarding the amount and timing of future collections derived from its CCRAs. The Company continues to pursue recoveries from various parties under rights held through its CCRAs; however, extended delays may result in future impairment of the Company’s intangible assets.

During the three months ended March 31, 2025, the Company updated the recoverability analysis on the definite-lived CCRA intangible assets performed as of December 31, 2024. The Company did not identify any new impairment indicators outside of the ones already disclosed in its evaluation of its definite-lived intangible assets in financial statements included in the 2024 Form 10-K. There are inherent risks in our business which could impact the recoverability analysis. As a result, factors may change in the future that could negatively impact our recoverability of the CCRAs, and may result in an impairment charge. Based on the analysis, the carrying value of the Company’s CCRA intangible assets was deemed to be recoverable as of March 31, 2025.

The following table presents the changes in the Company’s intangibles assets for the three months ended March 31, 2025:

(in thousands)	Intangible Assets
Balance as of December 31, 2024	$1,898,223
Amortization expense	(118,647)
Balance as of March 31, 2025	$1,779,576

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

Total assets and liabilities included in its condensed consolidated balance sheets for these VIEs were $1.3 billion and $0.4 million, respectively, as of March 31, 2025 and $1.4 billion and $0.4 million, respectively, as of December 31, 2024. The assets at March 31, 2025 and December 31, 2024 include the intangible assets, net included in the Series of $1.1 billion and $1.2 billion, respectively.

Investments in Unconsolidated Variable Interest Entities

The Company is involved with VIEs in which it has investments in equity but does not consolidate because it does not have the power to direct the activities that most significantly impact their economic performance and thus is not considered the primary beneficiary of the entities. Those VIEs are reflected as equity method investments and are reflected at $0 on the Company’s condensed consolidated balance sheet.

Total assets and liabilities for these VIEs were $0.6 million and $0.8 million, respectively, at March 31, 2025 and $0.9 million and $0.8 million, respectively, at December 31, 2024.

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

Refer to Note 4, Investment in Equity Method Investees, for additional information on this VRM MSP transaction.

Note 7. CLAIMS FINANCING OBLIGATIONS AND NOTES PAYABLE

Based on claims financing obligations and notes payable agreements, as of March 31, 2025 and December 31, 2024, the present value of amounts owed under these obligations were $704.2 million and $673.6 million, respectively, including capitalized interest. In addition, as of March 31, 2025 and December 31, 2024, the Company has $11.6 million and $12.2 million of advances from Yorkville, respectively. The weighted average interest rate is 15.3% based on the current book value of $704.2 million with rates that range from 0% to 20%.

As of March 31, 2025, the minimum required payments on these agreements are $845.7 million. Certain of these agreements have priority of payment regarding any proceeds until full payment of the balance due is satisfied. The maturity of the commitments range from the date sufficient claims recoveries are received to cover the required return or in some cases by 2031.

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

In connection with the Amendment and Warrant Agreement, the Holder also executed a Stock Pledge Agreement (the “Pledge Agreement”) with Legacy MSP founders, John H. Ruiz and Frank C. Quesada (the “Founders”). As part of the Pledge Agreement, the Founders agreed to pledge 80 thousand shares to secure payment of the original principal amount of the CPIA; provided, that if any time prior to September 30, 2024, if the pledge agreement had not terminated, and the per share price of the pledged shares dropped below $0.60 (before 2023 and 2024 Reverse stock splits), then additional shares were required to be pledged by the Founders to bring the number of pledged shares to a value based on the value on that date to $36.0 million (minus amounts received in satisfaction of the obligation). Holder has raised a dispute relating to the total number of shares that the Founders were required to pledge under the Pledge Agreement; however, before any pledged shares may be transacted upon, Holder must have monetized the CPIA Warrant. As of the date of this report, Holder has not monetized the CPIA Warrant. As the Company has an obligation to pay this indebtedness through cash proceeds from certain purchased claims recovery rights, the $80.0 million of amounts owed as of March 31, 2025 was included as Claims financing obligation and notes payable on the condensed consolidated balance sheet.

The Founders did not exercise the option to repurchase the CPIA Warrant on or before June 30, 2023. The Company recognizes the CPIA Warrant at fair value which, considering the price of the Company’s common stock was below $750.00 as of March 31, 2025, it was determined to be zero.

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

Under the Operational Collection Floor, the Company received $1.75 million of working capital during the three months ended March 31, 2025, and an additional $2.8 million subsequent to March 31, 2025 and through May 9, 2025. Pursuant to the Working Capital Credit Facility, HPH may, at its sole discretion, increase the Operational Collection Floor by an amount of up to $6.0 million, to be funded over a period of three to six months. During the three months ended March 31, 2025, HPH exercised that discretion and funded

MSP RECOVERY, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

$1.75 million from the increase to the Operational Collection Floor. Subsequent to March 31, 2025, HPH funded an additional $2.25 million from the increase to the Operational Collection Floor, and an additional $2.0 million remains available to be funded at HPH’s sole discretion.

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

Nomura Promissory Note

On May 27, 2022, the Company issued an unsecured promissory note to Nomura (as amended on April 12, 2023, November 13, 2023, and March 26, 2024, the “Nomura Note”). The Nomura Note carries a principal amount of approximately $30.0 million related to advisory fees and deferred underwriting fees and expenses that became due and payable by the Company to Nomura, in connection with the consummation of the Business Combination. The Nomura Note is payable in kind or in cash, at the Company’s discretion, accrues interest at 16% per annum, and matures on September 30, 2025. On April 28, 2025, the Company further amended and restated the Nomura Note to: (i) increase the principal amount to approximately $32.7 million, and (ii) extend the maturity date to November 30, 2026. Upon two days prior written notice to Nomura, the Company may prepay all or any portion of the then outstanding principal amount under the Nomura Note together with all accrued and unpaid interest thereon. The balance of the unsecured Nomura Note and related interest are included within Claims financing obligations and notes payable in the consolidated balance sheet.

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

Upon the occurrence and during the continuation of an event of default, the Yorkville Convertible Notes shall become immediately due and payable, and the Company shall pay to Yorkville the principal and interest due thereunder. Events of default include, among others: (i) termination of quotation or listing of the Class A Common Stock on any primary market for a period of 10 consecutive trading days (the Company is currently quoted and listed for trading on Nasdaq) and (ii) failure to timely file any periodic report with the SEC on or before the due date of such filing as established by the SEC, including extensions under Rule 12b-25 under the Exchange Act. In no event shall Yorkville be allowed to effect a conversion if such conversion, along with all other shares of Common Stock beneficially owned by Yorkville and its affiliates would exceed 9.99% of the outstanding shares of the Common Stock of the Company. If any time on or after November 14, 2023: (i) the daily VWAP is less than the Floor Price for ten consecutive trading days (“Floor Price Trigger”),

MSP RECOVERY, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

(ii) the Company has issued substantially all of the shares available under the Exchange Cap (as defined below) (“Exchange Cap Trigger”), or (iii) the Parent is in material breach of the Registration Rights Agreement, and such breach remains uncured for a period of twenty trading days, or the occurrence of an “Event” (as defined in the Registration Rights Agreement) (“Registration Event Trigger” and collectively with the Floor Price Trigger and the Exchange Cap Trigger, the “Trigger”), then the Company shall make monthly payments to Yorkville beginning on the seventh trading day after the Trigger and continuing monthly in the amount of $1.5 million plus a 5.0% premium and accrued and unpaid interest. On December 6, 2024, stockholders holding at least a majority of our outstanding voting capital stock approved by written consent as required by Nasdaq Rule 5635(d), the issuance of shares of common stock of the Company in excess of the Exchange Cap set forth in the Yorkville SEPA. Effective January 8, 2025, the Exchange Cap was effectively lifted, allowing the Company to issue shares to Yorkville pursuant to the Yorkville SEPA and the Yorkville Convertible Notes in excess of the Exchange Cap. In addition, on April 10, 2025, Yorkville agreed to (i) extend the due date for the first Monthly Payment to November 30, 2026, (ii) extend the maturity date of the Convertible Notes to November 30, 2026, and (iii) waive Volume Threshold and Maximum Advance Amount limitations set forth in the Yorkville SEPA.

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

During three months ended March 31, 2025, the Company sold 700,000 shares of Class A Common Stock to Yorkville, respectively, pursuant to investor and/or advance notices delivered under the Yorkville SEPA at prices between $1.33 and $2.51 per share. The proceeds therefrom were used to: (i) reduce amounts owed under Yorkville Note #1 by $0.6 million, and (ii) $0.7 million to fund operations of the Company. As we have sold substantially all of the 2.0 million shares currently registered for resale to Yorkville, we need to file with the SEC one or more additional registration statements to register under the Securities Act the resale by Yorkville of any additional shares of our common stock, and the SEC would have to declare such registration statement or statements effective before we could sell additional shares. There can be no assurances of such events occurring or the timing of such events occurring.

Yorkville SEPA – Embedded Derivative

MSP RECOVERY, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Certain features of the Yorkville SEPA have been identified and classified as an embedded derivative, which are classified as a liability in accordance with ASC 815 and valued in accordance with ASC 470, Debt. These features classified as an embedded derivative include payment and redemption premiums, increase in interest rate in the event of default and accelerated payments as a result of Trigger events. Per ASC 815, in circumstances where the embedded conversion option in a convertible instrument is required to be bifurcated and there are also other embedded derivative instruments in the convertible instrument that are required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, combined derivative instrument. The fair value of the combined embedded derivative was $0.1 million and $0.2 million as of March 31, 2025 and December 31, 2024. For the three months ended March 31, 2025, the fair value of the embedded derivative decreased resulting in other income of $0.1 million, and for the three months ended March 31, 2024, the fair value of the embedded derivative increased resulting in other loss of $153.0 thousand.

Note 8. WARRANT LIABILITY

As of March 31, 2025, the Company had recognized a warrant liability for the following securities which are convertible into, or allow the purchase of, our Class A Common Stock, including: (i) 2,950,157 Public Warrants outstanding, each exercisable to purchase 1/625th of one share of our Class A Common Stock (but only exercisable in lots of 625 to purchase whole shares); (ii) the CPIA Warrant, exercisable to purchase 106,667 shares of Class A Common Stock at a purchase price of $0.0625 per share; (iii) the VRM Warrants, of which 10 are exercisable to purchase a total of 9,751,339 shares of Class A Common Stock at a purchase price of $0.0025 per share; and (iv) warrants to Virage Recovery Participation, LP, exercisable to purchase 100,000 shares of Class A Common Stock at a purchase price of $0.0025 per share.

The warrant liability includes the mark-to-market fair value of the warrants discussed above. The fair value of the warrant liability is derived considering the potential shares issuable for each warrant and using the price of the Company’s Class A Common Stock as of the most recent balance sheet date, which is a quoted price in active markets.

The table below presents a roll-forward of the warrant liability from December 31, 2024 to March 31, 2025:

(in thousands)	Warrant Liability
Balance at December 31, 2024	$(22,373)
Change in fair value of outstanding warrants	9,856
Balance at March 31, 2025	$(12,517)

The table below presents a summary of activity of the shares underlying the warrants from December 31, 2024 to March 31, 2025:

		Weighted Average
	# of Shares	Exercise Price
Balance at December 31, 2024	9,962,727	$0.0032
Issued	—	$—
Converted	—	$—
Cancelled	—	$—
Balance at March 31, 2025	9,962,727	$0.0032

Refer to Note 1, Description of the Business, for discussion of the terms of the Public Warrants and New Warrants, to Note 3, Material Agreements, for discussion of the terms of the VRM Warrants, and to Note 7, Claims Financing Obligations and Notes Payable for discussion of the terms of the CPIA Warrant.

Note 9. NON-CONTROLLING INTEREST

The non-controlling interest balance primarily represents the Up-C Units of the Company held by the Members. The following table summarizes the ownership of Units in the Company as of March 31, 2025:

	Common Stock	Ownership Percentage
Ownership of Class A Common Stock	4,732,114	58.7%
Ownership of Class V Common Stock	3,323,146	41.3%
Balance at end of period	8,055,260	100.0%

MSP RECOVERY, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The non-controlling interest holders have the right to exchange Up-C Units, at the Company’s option, for (i) cash or (ii) one share of Class A Common Stock, subject to the provisions set forth in the LLC Agreement. As such, future exchanges of Up-C Units by non-controlling interest holders will result in a change in ownership and reduce or increase the amount recorded as non-controlling interest and increase or decrease additional paid-in-capital or retained earnings when the Company has positive or negative net assets, respectively. During three months ended March 31, 2025, 1.7 million Up-C Units have been exchanged into shares of Class A Common Stock.

In addition to the non-controlling interest related to Up-C Units, the Company also has non-controlling interests related to the Series as noted in Note 6, Variable Interest Entities, and MAO-MSO Recovery LLC Series FHCP (“FHCP”), which is a non-wholly owned subsidiary of MSP Recovery, LLC. In accordance with FHCP’s operating agreement, the noncontrolling member is entitled to a preferred return of 20% per annum (the “Preferred Return”). Once the Preferred Return has been met, the noncontrolling member is entitled to 80% of Claims recoveries by FHCP. The controlling member is allocated 100% of the costs of FHCP. Since the Preferred Return exceeds the total members’ equity of FHCP as of both March 31, 2025 and December 31, 2024, non-controlling interest also includes $4.4 million and $4.4 million, respectively, representing the entire members’ equity of FHCP.

Note 10. COMMITMENTS AND CONTINGENCIES

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

The Company pursues claims recoveries through settlement, arbitration and legal proceedings. The accounting policy for these activities is discussed under Claims recovery income in Note 2, Basis of Presentation And Summary of Significant Accounting Policies, in our 2024 Form 10-K.

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

Note 11. FAIR VALUE MEASUREMENTS

The Company has no assets that are measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024. Liabilities measured at fair value on a recurring basis as of March 31, 2025, are summarized as follows:

(in thousands)	Level	March 31, 2025	December 31, 2024
Derivative liability	3	$131	$211
Warrant liability	2	12,517	22,373
Total		$12,648	$22,584

The following table details the roll-forward of the Level 3 liabilities during the three months ended March 31, 2025:

(in thousands)	Derivative liability
Balance at December 31, 2024	$211
Change in fair value of derivative liability	(80)
Balance at March 31, 2025	$131

As of March 31, 2025, the beneficial conversion feature within the Yorkville SEPA is treated as an embedded derivative liability and changes in the fair value were recognized in the change in fair value of warrant and derivative liabilities in the condensed consolidated statements of operations. The embedded derivative liability was valued at each of the respective issuance dates and at year-end using the following market-based inputs:

	March 31, 2025	December 31, 2024
Price of Common Stock	$1.27	$2.27
Volatility	60%	60%
Market Risk Spread	11.72%	9.56%
Expected Term (in years)	1.67	0.75

MSP RECOVERY, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 12. RELATED PARTY TRANSACTIONS

Loans from Related Parties

The Company has an unsecured promissory note in an aggregate principal amount of $112.8 million (the “Promissory Note”) to John H. Ruiz and Frank C. Quesada, the Company’s Chief Executive Officer and director and Chief Legal Officer and director, respectively (collectively, the “MSP Principals”), in exchange for the MSP Principals agreeing to provide cash to pay transaction costs related to the Merger, pay down affiliate payable balances, and provide operating cash to the Company. In addition to the amounts in the Promissory Note, at the merger date with LCAP, the MSP Principals contributed $13.0 million through funds that had been loaned to VRM MSP to cover related service fees. The Promissory Note as well as the amount contributed at the merger date bear interest at an annual rate of 4%, payable in kind. The Promissory Note has a maturity date of June 16, 2026, and the amount contributed at the merger date matures on October 31, 2026. The Promissory Note is payable by the Company at any time, without prepayment penalties, fees, or other expenses. During the three months ended March 31, 2025 and 2024, the Company recorded $1.2 million and $1.3 million, respectively, of interest expense related to the Promissory Note and amount contributed at the merger.

A portion of the proceeds under the Promissory Note in an amount equal to $36.5 million was advanced to the Law Firm, an affiliate of certain Members, for certain operating expenses pursuant to a legal services agreement. During the third quarter of 2024, the Company amortized all remaining advances to the Law Firm, therefore has a balance of $0 as of both March 31, 2025 and December 31, 2024. The advances of Law Firm expenses are reflected in Professional fees – legal within the condensed consolidated statement of operations. The advances are expensed as incurred, as the Company does not have recourse to any amounts incurred should Law Firm fail to secure recoveries, although it does have recourse to any amounts advanced that have not been incurred as an expense.

Under the legal services agreement, the Company shall advance certain of Law Firm’s monthly expenses, including payroll and overhead; however, should Law Firm earn fees under the legal service agreements (the “Existing LSAs”) noted below, net of pre-existing obligations including payments to co-counsel sufficient to cover its monthly expenses, Company is entitled to reimbursement of the advance of said monthly expenses. Further, to the extent that Law Firm earns a surplus of fees in excess of its monthly expenses, said surplus shall be used to reimburse past amounts of Law Firm’s monthly expenses that Company advanced. For the three months ended March 31, 2025 and 2024, approximately zero and $3.0 million, respectively, of the $36.5 million advanced by the Company to the Law Firm has been incurred for expenses pursuant to the legal services agreement.

Founders’ Pledge - Claims Proceeds Investment Agreement

As disclosed in Note 7, Claims Financing Obligations and Notes Payable, the Founders pledged 80 thousand shares to secure payment of the original principal amount of the CPIA.

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

As of March 31, 2025 and December 31, 2024, the Company had a payable to the Law Firm amounting to $1.8 million and $1.8 million, respectively. For the three months ended March 31, 2025 and 2024, $0 and $3.0 million, respectively, was included in Professional fees – legal, for expenses related to the Law Firm in the condensed consolidated statements of operations.

In addition, during fiscal year 2023, the Company issued an unsecured promissory note in an aggregate principal amount of $4.95 million to the Law Firm, to provide general operational funding (the “Law Firm Loan”). The aggregate unpaid principal amount of this promissory note is due 24 months from the date of the most recent advance from the Hazel Credit Agreement is made. As of March 31, 2025, this promissory note was due on September 3, 2026. This promissory note does not carry interest and is payable by the Company at any time, without prepayment penalties, fees, or other expenses. On March 4, 2024, the Board authorized the partial repayment of the Law Firm Loan in the amount of $0.4 million, which funds were to be used for the express purpose of paying property taxes on real property owned and pledged by the MSP Principals to HPH as collateral in connection with the Working Capital Credit Facility.

For the three months ended March 31, 2025 and 2024, $0.5 million and $39.2 thousand, respectively, were included in cost of Claims recoveries for expenses related to the Law Firm in the condensed consolidated statements of operations.

The Law Firm may also collect and/or hold cash on behalf of the Company in the ordinary course of business. As of March 31, 2025 and December 31, 2024, $0.9 million and $0.8 million, respectively, was due from the Law Firm and included in the condensed consolidated balance sheets in Affiliate Receivable.

MSP RECOVERY, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

MSP Recovery Aviation, LLC

The Company may make payments related to operational expenses on behalf of its affiliate, MSP Recovery Aviation, LLC (“MSP Aviation”). The Company has made payments in the periods of the financial statements only related to specifically billed flights. As of both March 31, 2025 and December 31, 2024, $0.2 million was due from MSP Aviation and included in the condensed consolidated balance sheets in Affiliate Receivable. For the three months ended March 31, 2025 and 2024, $92.8 thousand and $45.1 thousand, respectively, was included in General and Administrative expenses related to MSP Aviation in the condensed consolidated statements of operations.

Funds Held for Other Entities

The Company may collect and/or hold cash on behalf of its affiliates in the ordinary course of business. As of both March 31, 2025 and December 31, 2024, $19.8 million was due to affiliates of the Company and included in the condensed consolidated balance sheets in Affiliate Payable. These amounts were primarily due to Series MRCS, and will be repaid either through excess cash flows from operations or other financing. The Company also has a note payable with Series MRCS, which as of both March 31, 2025 and December 31, 2024, the balance was $0.5 million and included in the condensed consolidated balance sheets in Claims financing obligation and notes payable.

As of both March 31, 2025 and December 31, 2024, there were additional receivables from other affiliates of $0.2 million. These were included in the condensed consolidated balance sheets in Affiliate Receivable.

VRM MSP

The Company concluded that VRM MSP is a related party due to ownership interests in the entity held by the MSP Recovery and Series MRCS. For the three months ended March 31, 2025 and 2024, the Company recorded $87.8 million and $73.4 million, respectively, for interest expense related to the VRM Full Return and Virage MTA Amendment.

Virage

As discussed in Note 3, Material Agreements, the Initial Virage Warrant, as amended, was issued effective January 1, 2024. Until our obligations to Virage are paid in full, the Company has the option every month to continue to pay Virage in one or a combination of: (a) cash, in an amount equal to 1.0% of each calendar month-end balance (which month-end balance shall be increased daily up to 20% per annum based on a formula set forth in the Virage MTA Amendment) of the amount owing to Virage as of each preceding calendar month end and/or (b) the issuance of subsequent Monthly Virage Warrants.

Refer to “VRM Warrant Issuance and Restructuring” within Note 3, Material Agreements, for additional information on the Monthly Virage Warrants.

Pursuant to purchase agreements dated March 4, 2024 and August 22, 2024, and as disclosed on Form 4 filings by Mr. John H. Ruiz, the Company’s Chief Executive Officer, the Company issued 17,544 and 14,425, respectively, of unregistered shares of Class A Common Stock to Virage in satisfaction of certain obligations of the Company, which shares were subsequently purchased from Virage by Mr. Ruiz.

Founder’s Up-C Units – VRM Full Return

As disclosed in Note 3, Material Agreements, in connection with the MTA Amendment, the Company agreed to pay Virage an amount equal to the contributions by Virage to VRM MSP plus an annual rate of return of 20% (the “VRM Full Return”). Pursuant to the terms of the agreement with Virage, such amount may be payable by a sale of certain reserved shares of Messrs. John H. Ruiz and Frank C. Quesada, and the delivery of the resulting net cash proceeds thereof to VRM.

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

MSP RECOVERY, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 13. SEGMENT INFORMATION

Operating segments are defined as components of an entity for which separate financial information is available and regularly reviewed by the chief operating decision maker (“CODM”). The Company manages its operations, as described in Note 1, Description of the Business, as a single reportable segment for the purposes of assessing performance and making decisions. The accounting policies of the reportable segment are those included in Note 2, Basis of Presentation and Summary of Significant Accounting Policies of the 2024 Annual Report on Form 10-K. The Company’s CODM is its Chief Executive Officer.

The Company has determined that it operates in one operating segment and one reportable segment, as the CODM reviews financial information presented on a consolidated basis, using the operating expenses and interest expense, as presented on the face of the income statement, for purposes of making operating decisions, allocating resources, and evaluating financial performance. The measure of segment assets is reported on the condensed consolidated balance sheet as total consolidated assets. In addition, all of the Company’s revenues and long-lived assets are attributable primarily to operations in the United States and Puerto Rico for all periods presented.

Significant expenses regularly provided to the CODM are Claims Amortization Expense, Interest Expense, General & Administrative, and Professional Fees as reported on the face of the income statement. The table below presents the Company’s significant segment expenses and a reconciliation of Significant Segment expenses and other segment items to Net Loss, the CODM’s primary measure of performance:

	Three Months Ended March 31,
(In thousands)	2025	2024
Total Revenues	$837	$6,001
Less:
Significant Expenses:
Claims amortization expense	(118,647)	(121,014)
General and administrative	(5,318)	(5,566)
Professional fees	(2,522)	(4,420)
Professional fees – legal	(450)	(3,467)
Impairment of intangible assets	—	—
Interest expense	(118,785)	(97,953)
Significant Expenses	(245,722)	(232,420)
Other Segment Items (1)	(8,856)	(49,819)
Net Loss	$(236,029)	$(176,600)
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

MSP RECOVERY, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table sets forth the computation of basic and diluted earnings per share of Class A Common Stock:

	Three Months Ended March 31,
(In thousands, except share and per share data)	2025	2024
Numerator - basic and diluted:
Net loss	$(236,029)	$(176,600)
Less: Net loss attributable to the non-controlling interests	114,428	157,718
Net loss attributable to MSP Recovery, Inc.	$(121,601)	$(18,882)

Denominator – basic and diluted:
Weighted-average shares of Class A common stock outstanding – basic	3,608,276	600,556
Weighted-average shares of Class A common stock outstanding – dilutive	3,608,276	600,556

Earnings per share of Class A common stock – basic	$(33.70)	$(31.44)
Earnings per share of Class A common stock – diluted	$(33.70)	$(31.44)

Shares of the Company’s Class V Common Stock do not participate in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class V Common Stock under the two-class method has not been presented.

In the calculation for earnings per share for the three months ended March 31, 2025, the Company excluded from the calculation of diluted earnings per share: (i) 3,323,146 shares of Class V Common Stock; (ii) 2,950,157 Public Warrants outstanding; (iii) 106,667 shares issuable upon the exercise of the CPIA Warrant; (iv) 894,754,824 New Warrants outstanding; and (v) 9,851,339 shares issuable to Virage upon exercise of the VRM Warrants and VRP warrant, because their effect would have been anti-dilutive.

In the calculation for earnings per share for the three months ended March 31, 2024, the Company excluded from the calculation of diluted earnings per share 4,962,700 shares of Class V Common Stock, 2,950,157 Public Warrants outstanding, 106,667 CPIA Warrants, and 894,754,824 shares of New Warrants outstanding because their effect would have been anti-dilutive.

Note 15. SUBSEQUENT EVENTS

Restructuring Plan

As described in our Current Report on Form 8-K filed with the SEC on April 10, 2025, on April 4, 2025, Virage Recovery Master, LP (“Virage”); Virage Capital Management, LP; Hazel Partners Holdings, LLC (“HPH”); Hazel Holdings I, LLC (and together with HPH, “Hazel”); La Ley con John H. Ruiz P.A. d/b/a MSP Recovery Law Firm; MSP Recovery, LLC; MSP Law Firm PLLC; MSP Recovery, Inc. (the “Company”), John H. Ruiz, and Frank C. Quesada (collectively, the “Parties”) entered into a term sheet (the “Term Sheet”) agreeing to certain terms and transactions that are designed to reduce costs of the Company through a servicer, deleverage the Company by converting certain debt of certain creditors into equity, provide access to $9.85 million of bridge funding to the Company (of which $2.0 million remains available under the Operational Collection Floor, plus an additional $3.3 million after giving effect to the terms set forth in the Term Sheet, at the sole discretion of HPH) and up to $25 million of working capital for New Servicer (as defined below), and focus the Company’s operations, through the New Servicer, on the core business model of pursuing recoveries under the MSP Laws so that it can achieve its long-term recovery goals. Beyond June 2025, the Company’s anticipated sources of funding include the MSP Principals have committed to obtain a lender to provide future financing to backstop additional working capital requirements of the Company, supported by the MSP Principals’ pledge of $25 million of collateral to secure such financing, potential distributions under our Standby Equity Purchase Agreement with YA II PN, Ltd. (the “Yorkville SEPA”), and claims recovery proceeds, subject to debt obligations on certain of the claims.

These proposed transactions are subject to, among other things, further negotiation and the execution of definitive agreements, regulatory approvals, certain third-party consents and approvals, and shareholder approvals if required by the Nasdaq Stock Market. The obligation of Hazel and its affiliates to enter into definitive documents is subject to the satisfaction of various conditions precedent, at their sole discretion, including, but not limited to, satisfactory finalization of due diligence and all required internal approvals, receipt of certain third-party consents required, and finalization of documentation. Consummation of the transactions contemplated by the Term Sheet are also subject to additional fundings by other parties and certain debt concessions by other stakeholders. As a result, there can be no guarantee that the transactions contemplated by the Term Sheet will be consummated. Pursuant to the Term Sheet, the anticipated closing date for the execution of definitive agreements was April 30, 2025, or such later date as agreed by Hazel. The parties continue to work in good faith to negotiate definitive documents; the negotiations may include additional parties and, ultimately there may be material changes to the Term Sheet. Hazel has not formally extended the April 30, 2025 deadline. There can be no assurance that the negotiations will be successful.

MSP RECOVERY, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The transactions proposed in the Term Sheet include, but are not limited to, the following transactions, although pursuant to the above, these transactions may change:

1.
Establishment of New Servicer

The Company shall establish a new subsidiary (“New Servicer”) to provide and control recovery efforts, by way of litigation, demand letters, settlements, or other means, in connection with existing claim recovery rights (to the extent assignable), and those acquired in the future, held in special purpose vehicles (“SPV”), wholly owned by New Servicer, to hold any new claims acquired. The Company will license its intellectual property to the New Servicer in exchange for a license fee of 17.5% of New Servicer’s excess cash flow, with a minimum fee of $1.55 million paid on May 30, 2025, and June 30, 2025. New Servicer will be funded by an affiliate of Hazel (hereinafter, “Funder”), up to $25 million in funding, as set forth below, with a right of first refusal for additional funding needs. New Servicer will be independently managed and be separately governed by an independent board of directors, including a chief executive officer chosen by Funder and consented to by the Company, one director chosen by the Company, and one independent director chosen by Funder and approved by the Company. Funder’s governance rights shall terminate once all Hazel loans have been repaid in full, and Funder’s Recovery Rights Interest (as defined below) in the New Servicer is less than 10%. Virage shall have observer rights to the New Servicer board of directors until the amounts owed to Virage pursuant to the Master Transaction Agreement dated March 9, 2022, as amended (the “MTA”), which was approximately $1.2 billion as of March 31, 2025 (the “VRM Full Return”) has been repaid and Virage’s equity interest in the Company is less than 10%.

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

3.
Additional Bridge Financing for the Company

Moreover, Hazel agreed to provide up to $9.85 million in bridge loan funding to the Company under the existing Operational Collection Floor facility (in addition to the $16.0 million previously funded under the facility) in the amounts of: (i) $1.75 million for March 2025, which was funded on February 28, 2025; (ii) $1.5 million for April 2025, which was funded on April 4, 2025; (iii) $1.5 million for May 2025, partially funded in April 2025 and remainder in May 2025; (iv) up to $2.0 million to fund the legal, accounting, and administrative expenses associated with the reorganization, subject to certain terms and customary conditions acceptable to Hazel, and minimum license fees of (v) $1.55 million for June 2025; and (vii) $1.55 million for July 2025. Funding is conditional, in part, on an increase in the pledge of collateral and personal guaranty by $9.75 million by Messrs. Ruiz and Quesada (the “MSP Principals”). Such minimum license fee payment will be paid from the Bridge Loan. Hazel is not obligated to provide any additional funding and its decision to provide any funding under the Bridge Loan is in its sole and absolute discretion.

Beyond June 2025, the MSP Principals have committed to obtain a lender to provide future financing to backstop additional working capital requirements of the Company, supported by the MSP Principal’s pledge of $25 million of collateral to secure such financing, in addition to other previous sources of funding, including cash proceeds from the sale of Class A Common Stock to Yorkville pursuant to the Yorkville SEPA, and the proceeds from claims recoveries, subject to prior debt repayment obligations on certain claims. In addition, the Company expects annual costs reductions due to New Servicer operations and shall be funded by the Funder (through New Servicer).

In addition, the Term Sheet requires (and is conditioned upon) La Ley con John H. Ruiz, P.A. d/b/a MSP Recovery Law Firm and MSP Law Firm, PLLC, collectively, raising $25 million for operational funding over two years, subject to similar milestones (to be agreed upon) as per the New Servicer funding, and to be entered into at completion of the proposed transaction.

4.
Debt Restructuring

In exchange for a 43% equity interest in the Company (inclusive of shares currently held and those shares acquired through warrant exercises pursuant to the Virage Term Sheet discussed below) Virage has agreed to waive all claims and release all liens against the Company relating to the VRM Full Return (approximately $1.2 billion as of March 31, 2025), and the Parties agree that the VRM Full Return will be paid only from: (i) a second lien junior to Hazel against Subrogation Holdings proceeds, (ii) claims currently owned by Virage, (iii) liens over two tranches of claims currently owned by Hazel (which Hazel shall release as part of the reorganization transaction) and (iv) a non-recourse second lien up to $100 million over 50% of the proceeds from the New Servicer and associated

MSP RECOVERY, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

SPVs, to the extent that the VRM Full Return has not been repaid.

In addition, the MSP Principals have agreed to convert 100% of the Company’s debt obligation to them, totaling approximately $144.9 million, into shares of the Company’s Class A Common Stock, the full and final amount of the debt-to-equity conversion is subject to tax analysis and approval of the MSP Principals and the Company’s Board of Directors.

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

In connection with negotiations to restructure the Company’s obligations under the MTA, on February 18, 2025, the Company entered into a term sheet agreement with Virage (the “Virage Term Sheet”) to amend the MTA, whereby Virage and the Company agreed, subject to certain conditions, which have not been met as of the date of this Quarterly Report on Form 10-Q, to enter into definitive documentation at a later date to: (i) exercise the VRM Warrants to purchase that number of shares that would result in Virage owning 33 1/3% of the then issued and outstanding Common Stock (the “Warrant Exercise”), (ii) surrender to the Company any remaining unexercised VRM Warrants, or portions thereof, for termination, (iii) contemporaneous with the Warrant Exercise, terminate its agreement to hold no more than 9.99% of the outstanding Common Stock of the Company, (iv) subject to certain conditions, grant proxy voting rights to the MRCS Principals over an amount of shares of Common Stock issuable to Virage from the Warrant Exercise such that the MRCS Principals will have voting control over 51% of the total outstanding Parent Class A Common Stock, and (v) terminate any obligation of the Company to satisfy the Required Monthly Issuance. These proposed transactions under the Virage Term Sheet are subject to, among other things, further negotiation and the execution of definitive agreements, regulatory approvals, and shareholder approvals if required by the Nasdaq Stock Market; as a result, there can be no guarantee that the transactions thereby will be consummated.

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

LSA Amendment

On April 14, 2025, Opco entered into Amendment No. 1 to its Legal Services Agreement with the Law Firm dated May 23, 2022 (the “LSA”), which: (i) terminates any obligation by the Company or its subsidiaries to provide further advances to fund the Law Firm, and (ii) provides that any Compensation, as defined therein, earned by the Law Firm will first be used to repay the balance of funds advanced by Opco to the Law Firm pursuant to the LSA.

Nomura Amended and Restated Promissory Note

On April 28, 2025, the Company further amended and restated the Nomura Note to: (i) increase the principal amount to approximately $32.7 million, and (ii) extend the maturity date to November 30, 2026.

Virage MTA Amendment

On May 1, 2025, Virage agreed to extend the VRM Full Return (as defined in the MTA) maturity date to November 30, 2026, subject to acceleration upon the occurrence of any Trigger Event (unless waived by VRM).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context requires otherwise or unless otherwise noted, all references in this Quarterly Report on Form 10-Q (“Quarterly Report”) to “MSP Recovery,” the “Company,” “we,” “us,” or “our” are to MSP Recovery, Inc., a Delaware corporation. The following discussion and analysis provides information that the Company’s management believes is relevant to an assessment and understanding of the Company’s condensed consolidated results of operations and financial condition. The discussion should be read together with our 2024 Annual Report on Form 10-K for the year-ended December 31, 2024 and our condensed consolidated financial statements and the related notes and other information included elsewhere in this Quarterly Report. This discussion may contain forward-looking statements based upon the Company’s current expectations, estimates, and projections that involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements due to, among other considerations, the matters discussed under “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements."

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

We are entitled to a portion of any recovery rights associated with approximately $1,592 billion in Billed Amount (and approximately $380 billion in Paid Amount), which contains approximately $87.8 billion in Paid Value of Potentially Recoverable Claims, as of March 31, 2025. We believe it would take any competitor significant time to amass the portfolio of Claims rights currently owned by us due to, among things, the volume of our Claims data retained and strength of our data analytics, which we believe are key to attracting new clients that are willing to assign Claims to us.

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

As of March 31, 2025, approximately 90.2% of our expected recoveries arise from Claims being brought under the Medicare Secondary Payer Act. While we believe the MSP Act has bipartisan support, changes to the laws on which we base our recoveries, particularly the MSP Act, can adversely affect our business. Our ability to generate future revenue is therefore significantly dependent on factors outside our control.

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

We engage with each Assignor independently. We are generally entitled to 100% of recoveries pursuant to our CCRAs; from those recoveries, we are typically obligated to pay 50% of Net Proceeds to the Assignor and 20% of the Net Proceeds to legal counsel that litigated such claims. In certain cases, we have purchased the Assignor’s rights to recovery proceeds in advance of any collection; therefore, entitling the Company to retain 80% of the Net Proceeds (after paying 20% to legal counsel). In some cases, we have entered into arrangements to transfer CCRAs or rights to proceeds from CCRAs to other parties. Such sales include variable consideration in the form of payments that will be made only upon achievement of certain recoveries or based on a percentage of actual recoveries. In other cases, the Company has pledged proceeds which are due to the Company to repay certain obligations, such as the Purchase Money Loan, the Working Capital Credit Facility, and the MTA. We have yet to generate substantial revenue from the recovery model.

Claims Recovery Services

We may also recognize Claims recovery service revenue from our services to clients, assisting entities with the pursuit of Claims recovery rights by identifying recoverable Claims and providing data matching and legal services. Under our Claims recovery services model, we do not own the rights to Claims but provide our services for a fee based on budgeted expenses for the month with an adjustment for the variance between budget and actual expense from the prior month. The fees received pursuant to a Claims recovery service agreement are related to expenses incurred and are not tied to the Billed Amount or potential recovery amounts. Although we believe our future business to be highly tied to the Recovery model and Chase to Pay, we may enter into these contracts as the market dictates. The Company did not recognize any Claims recovery service income during the three months ended March 31, 2025 or 2024.

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

Recent Updates

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

LSA Amendment

On April 14, 2025, Opco entered into Amendment No. 1 to its Legal Services Agreement with the Law Firm dated May 23, 2022 (the “LSA”), which: (i) terminates any obligation by the Company or its subsidiaries to provide further advances to fund the Law Firm, and (ii) provides that any Compensation, as defined therein, earned by the Law Firm will first be used to repay the balance of funds advanced by Opco to the Law Firm pursuant to the LSA.

Restructuring Plan

As described in our Current Report on Form 8-K filed with the SEC on April 10, 2025, on April 4, 2025, Virage Recovery Master, LP (“Virage”); Virage Capital Management, LP; Hazel Partners Holdings, LLC (“HPH”); Hazel Holdings I, LLC (and together with HPH, “Hazel”); La Ley con John H. Ruiz P.A. d/b/a MSP Recovery Law Firm; MSP Recovery, LLC; MSP Law Firm PLLC; MSP Recovery, Inc. (the “Company”), John H. Ruiz, and Frank C. Quesada (collectively, the “Parties”) entered into a term sheet (the “Term Sheet”) agreeing to certain terms and transactions that are designed to reduce costs of the Company through a servicer, deleverage the Company by converting certain debt of certain creditors into equity, and provided access to $9.85 million of bridge funding to the Company (of which $2.0 million remains available under the Operational Collection Floor, plus an additional $3.3 million after giving effect to the terms set forth in the Term Sheet, at the sole discretion of HPH) and up to $25 million of working capital for New Servicer (as defined below), and focus the Company’s operations, through the New Servicer, on the core business model of pursuing recoveries under the MSP Laws so that it can achieve its long-term recovery goals. Beyond June 2025, the Company’s anticipated sources of funding include the MSP Principals’ commitment to obtain a lender to provide future financing to backstop additional working capital requirements of the Company, supported by the MSP Principal’s pledge of $25 million of collateral to secure such financing, potential distributions under our Standby Equity Purchase Agreement with YA II PN, Ltd. (the “Yorkville SEPA”), and claims recovery proceeds, subject to priority debt repayment obligations on certain of the claims.

These proposed transactions are subject to, among other things, further negotiation and the execution of definitive agreements, regulatory approvals, certain third-party consents and approvals, and shareholder approvals if required by the Nasdaq Stock Market. The obligation of Hazel and its affiliates to enter into definitive documents is subject to the satisfaction of various conditions precedent, at their sole discretion, including, but not limited to, satisfactory finalization of due diligence and all required internal approvals, receipt of certain third-party consents required, and finalization of documentation. Consummation of the transactions contemplated by the Term Sheet are also subject to additional fundings by other parties and certain debt concessions by other stakeholders. As a result, there can be no guarantee that the transactions contemplated by the Term Sheet will be consummated. Pursuant to the Term Sheet, the anticipated closing date for the execution of definitive agreements was April 30, 2025, or such later date as agreed by Hazel. The parties continue to work in good faith to negotiate definitive documents; the negotiations may include additional parties and, ultimately there may be material changes to the Term Sheet. Hazel has not formally extended the April 30, 2025 deadline. There can be no assurance that the negotiations will be successful.

The transactions proposed in the Term Sheet include, but are not limited to, the following transactions, although pursuant to the above, these transactions may change:

1.
Establishment of New Servicer

The Company shall establish a new subsidiary (“New Servicer”) to provide and control recovery efforts, by way of litigation, demand letters, settlements, or other means, in connection with existing claim recovery rights (to the extent assignable), and those acquired in the future, held in special purpose vehicles (“SPV”), wholly owned by New Servicer, to hold any new claims acquired. The Company will license its intellectual property to the New Servicer in exchange for a license fee of 17.5% of New Servicer’s excess cash flow, with a minimum fee of $1.55 million paid on May 30, 2025, and June 30, 2025. New Servicer will be funded by an affiliate of Hazel (hereinafter, “Funder”), up to $25 million in funding, as set forth below, with a right of first refusal for additional funding needs. New Servicer will be independently managed and be separately governed by an independent board of directors, including a chief executive officer chosen by Funder and consented to by the Company, one director chosen by the Company, and one independent director chosen by Funder and approved by the Company. Funder’s governance rights shall terminate once all Hazel loans have been repaid in full, and Funder’s Recovery Rights Interest (as defined below) in the New Servicer is less than 10%. Virage shall have observer rights to the New Servicer board of directors until the amounts owed to Virage pursuant to the Master Transaction Agreement dated March 9, 2022, as amended (the “MTA”), which was approximately $1.2 billion as of March 31, 2025 (the “VRM Full Return”) has been repaid and Virage’s equity interest in the Company is less than 10%.

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

3.
Additional Bridge Financing for the Company

Moreover, Hazel agreed to provide up to $9.85 million in bridge loan funding to the Company under the existing Operational Collection Floor facility (in addition to the $16.0 million previously funded under the facility) in the amounts of: (i) $1.75 million for March 2025, which was funded on February 28, 2025; (ii) $1.5 million for April 2025, which was funded on April 4, 2025; (iii) $1.5 million for May 2025, partially funded in April 2025 and remainder in May 2025; (iv) up to $2.0 million to fund the legal, accounting, and administrative expenses associated with the reorganization, subject to certain terms and customary conditions acceptable to Hazel, and minimum license fees of (v) $1.55 million for June 2025; and (vii) $1.55 million for July 2025. Funding is conditional, in part, on an increase in the pledge of collateral and personal guaranty by $9.75 million by Messrs. Ruiz and Quesada (the “MSP Principals”). Such minimum license fee payment will be paid from the Bridge Loan. Hazel is not obligated to provide any additional funding and its decision to provide any funding under the Bridge Loan is in its sole and absolute discretion.

Beyond June 2025, the MSP Principals have committed to obtain a lender to provide future financing to backstop additional working capital requirements of the Company, supported by the MSP Principal’s pledge of $25 million of collateral to secure such financing, in addition to other previous sources of funding, including cash proceeds from the sale of Class A Common Stock to Yorkville pursuant to the Yorkville SEPA, and the proceeds from claims recoveries, subject to priority debt repayment obligations on certain claims. In addition, the Company expects annual costs reductions due to New Servicer operations and shall be funded by the Funder (through New Servicer).

In addition, the Term Sheet requires (and is conditioned upon) La Ley con John H. Ruiz, P.A. d/b/a MSP Recovery Law Firm and MSP Law Firm, PLLC, collectively, raising $25 million for operational funding over two years, subject to similar milestones (to be agreed upon) as per the New Servicer funding, and to be entered into at completion of the proposed transaction.

4.
Debt Restructuring

In exchange for a 43% equity interest in the Company (inclusive of shares currently held and those shares acquired through warrant exercises pursuant to the Virage Term Sheet discussed below) Virage has agreed to waive all claims and release all liens against the Company relating to the VRM Full Return (approximately $1.2 billion as of March 31, 2025), and the Parties agree that the VRM Full Return will be paid only from: (i) a second lien junior to Hazel against Subrogation Holdings proceeds, (ii) claims currently owned by

Virage, (iii) liens over two tranches of claims currently owned by Hazel (which Hazel shall release as part of the reorganization transaction) and (iv) a non-recourse second lien up to $100 million over 50% of the proceeds from the New Servicer and associated SPVs, to the extent that the VRM Full Return has not been repaid.

In addition, the MSP Principals have agreed to convert 100% of the Company’s debt obligation to them, totaling approximately $144.9 million, into shares of the Company’s Class A Common Stock, the full and final amount of the debt-to-equity conversion is subject to tax analysis and approval of the MSP Principals and the Company’s Board of Directors.

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

In connection with negotiations to restructure the Company’s obligations under the MTA, on February 18, 2025, the Company entered into a term sheet agreement with Virage (the “Virage Term Sheet”) to amend the MTA, whereby Virage and the Company agreed, subject to certain conditions, which have not been met as of the date of this Quarterly Report on Form 10-Q, to enter into definitive documentation at a later date to: (i) exercise the VRM Warrants to purchase that number of shares that would result in Virage owning 33 1/3% of the then issued and outstanding Common Stock (the “Warrant Exercise”), (ii) surrender to the Company any remaining unexercised VRM Warrants, or portions thereof, for termination, (iii) contemporaneous with the Warrant Exercise, terminate its agreement to hold no more than 9.99% of the outstanding Common Stock of the Company, (iv) subject to certain conditions, grant proxy voting rights to the MRCS Principals over an amount of shares of Common Stock issuable to Virage from the Warrant Exercise such that the MRCS Principals will have voting control over 51% of the total outstanding Parent Class A Common Stock, and (v) terminate any obligation of the Company to satisfy the Required Monthly Issuance. These proposed transactions under the Virage Term Sheet are subject to, among other things, further negotiation and the execution of definitive agreements, regulatory approvals, and shareholder approvals if required by the Nasdaq Stock Market; as a result, there can be no guarantee that the transactions thereby will be consummated.

Key Factors Affecting Our Results

Our Claims Portfolio

We differ from our competitors because we obtain our recovery rights through irrevocable assignments. When we are assigned these rights, we take on the risk that such Claims may not be recoverable. We are entitled to pursue a portion of any recovery rights associated with approximately $1,592 billion in Billed Amount (and approximately $380 billion in Paid Amount), which contained approximately $87.8 billion in Paid Value of Potentially Recoverable Claims, as of March 31, 2025. We are typically entitled to 100% of recovery rights pursuant to our CCRAs, but contractually obligated to pay 50% of gross recoveries to the Assignor. In certain cases, we have purchased from our Assignors the rights to 100% of the recovery. By discovering, quantifying, and settling the gap between Billed Amount and Paid Amount on a large scale, we believe we are positioned to generate substantial annual recovery revenue at high profit margins for our assigned Claims. In litigation, our experienced management and legal teams provide us with a competitive advantage. While our model of being assigned the Claim rights allows us the flexibility to direct the litigation and potentially generate higher margins, we have, on an opportunistic basis, paid the Assignor an up-front purchase price for these rights.

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

Our Claims recovery revenue is typically recognized upon reaching a binding settlement or arbitration with a counterparty or when the legal proceedings, including any appellate process, are resolved. A decrease in the willingness of courts to grant these judgments, a change in the requirements for filing these cases or obtaining these judgments, or a decrease in our ability to collect on these judgments could have an adverse effect on our business, financial condition, and operating results. Of the Claims identified as potentially recoverable, relating to our accident-related cases as of March 31, 2025, approximately 86.8% of claims are already in the recovery process, which are claims where either the recovery process has been initiated, data has been collected and matched, or resolution discussions are in process.

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

As of March 31, 2025, the Company has obtained settlements where the Recovery Multiple was or would be in excess of the Paid Amount, settlements at or below the paid amount, and settlements where the Recovery Multiple cannot be calculated with certainty on the settlement date, as these settlements include, in addition to cash payments, non-cash consideration, including, but not limited to agreements: (i) to assign Claims for the Company to pursue recoveries against plaintiffs’ attorneys and medical providers, (ii) to provide historical data and assistance in reconciling current and future Medicare claims; (iii) to implement the clearinghouse platform; and (iv) to resolve cooperatively, or through binding mediation, recoverable Medicare Claims that the Company owns today and/or obtains in the future.

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

	Three Months Ended	Year Ended December 31,
$ in billions	March 31, 2025	2024	2023
Paid Amount	$380.5	$380.4	$369.8
Paid Value of Potentially Recoverable Claims(2)	87.8	87.7	88.9
Billed Value of Potentially Recoverable Claims	375.4	375.3	373.5
Recovery Multiple(1)	0.08	0.08	N/A
Penetration Status of Portfolio	86.8%	86.8%	86.8%
(1)
During the three months ended March 31, 2025, the Company has received total recoveries of $0.8 million of which the Recovery Multiple for recoveries obtained pursuant to the MSP Laws was 0.68 times the Paid Amount, and the Recovery Multiple for recoveries obtained pursuant to non-MSP Laws, including antitrust and unfair trade practice laws, was 0.05 times the Paid Amount. During the year ended December 31, 2024, the Company received gross recoveries of $18.1 million, of which the Recovery Multiple for recoveries obtained pursuant to the MSP Laws was 1.32 times the Paid Amount, and the Recovery Multiple for recoveries obtained pursuant to non-MSP Laws, including antitrust and unfair trade practice laws, was 0.04 times the Paid Amount. During the year ended December 31, 2023, recoveries were not meaningful, and so no multiple is provided.
(2)
On August 10, 2022, the United States Court of Appeals, Eleventh Circuit held that a four-year statute of limitations period applies to certain claims brought under the Medicare Secondary Payer Act’s private cause of action, and that the limitations period begins to run on the date that the cause of action accrued. This opinion may render certain Claims held by the Company unrecoverable and may substantially reduce PVPRC and BVPRC as calculated. As our cases were filed at different times and in various jurisdictions, and prior to data matching with a defendant we are not able to accurately calculate the entirety of damages specific to a given defendant, we cannot calculate with certainty the impact of this ruling at this time. However, the Company has deployed several legal strategies (including but not limited to seeking to amend existing lawsuits in a manner that could allow claims to relate back to the filing date as well as asserting tolling arguments based on theories of fraudulent concealment) that would apply to tolling the applicable limitations period and minimizing any material effect on the overall collectability of its claim rights. In addition, the Eleventh Circuit decision applies only to district courts in the Eleventh Circuit. Many courts in other jurisdictions have applied other statutes of limitations to the private cause of action, including borrowing the three-year statute of limitations applicable to the government’s cause of action; and borrowing from the False Claims Act’s six-year period. The most recent decision on the issue from the District Court of Massachusetts, for example, applies the same statute of limitations as Eleventh Circuit, but expressly disagrees with the Eleventh Circuit’s application of the “accrual” rule and instead adopted the notice-based trigger that the company has always argued should apply. This would mean that the limitations period for unreported claims has not even begun to accrue. This is a complex legal issue that will continue to evolve in jurisdictions across the country. Nevertheless, if the application of the statute of limitations as determined by the Eleventh Circuit was applied to all Claims assigned to us, we estimate that the effect would be a reduction of PVPRC by approximately $[9.9] billion. As set forth in our Risk Factors, PVPRC is based on a variety of factors. As such, this estimate is subject to change based on the variety of legal claims being litigated and statute of limitations tolling theories that apply.

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

The Company did not recognize any claims recovery service income during the three months ended March 31, 2025 and 2024.

Other Revenue

Other revenue consists of fee revenue generated by the Company’s new electronic health records (“EHR”) platform, which went live in the second quarter of 2024. Other revenue was not significant for the three months ended March 31, 2025.

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

Other Income (Expense)

Other income consists of equity investment earnings, some affiliate related income, mark-to-market gain (loss) for payments due in stock, settlement income, and interest income. Other expenses consist of airing fees, tax penalties, stock issuance costs, settlement expense, political contributions and donations, and some affiliate related expenses.

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

Results of Operations

Three months ended March 31, 2025 versus three months ended March 31, 2024

The following table sets forth a summary of our condensed consolidated results of operations for the three months ended March 31, 2025 to three months ended March 31, 2024 indicated.

	Three Months Ended March 31,
(In thousands, except for percentages)	2025	2024	$ Change	% Change
Claims recovery income	$830	$6,001	$(5,171)	(86)%
Other	7	—	7	100%
Total Revenue	$837	$6,001	$(5,164)	(86)%
Operating expenses
Cost of revenue	807	1,673	(866)	(52)%
Claims amortization expense	118,647	121,014	(2,367)	(2)%
General and administrative	5,318	5,566	(248)	(4)%
Professional fees	2,522	4,420	(1,898)	(43)%
Professional fees - legal	450	3,467	(3,017)	(87)%
Depreciation and amortization	98	67	31	46%
Total operating expenses	127,842	136,207	(8,365)	(6)%
Operating Loss	$(127,005)	$(130,206)	$3,201	(2)%
Interest expense	(118,785)	(97,953)	(20,832)	21%
Other income (expense), net	(175)	252	(427)	(169)%
Change in fair value of warrant and derivative liabilities	9,936	51,307	(41,371)	(81)%
Net loss before provision for income taxes	$(236,029)	$(176,600)	$(59,429)	34%
Provision for income tax expense	—	—	—	—%
Net loss	$(236,029)	$(176,600)	$(59,429)	34%
Less: Net (income) loss attributable to non-controlling interests	114,428	157,718	(43,290)	(27)%
Net loss attributable to MSP Recovery, Inc.	$(121,601)	$(18,882)	$(102,719)	544%

Claims recovery income. Claims recovery income decreased by $5.2 million to $0.8 million for the three months ended March 31, 2025, compared to the same period in the prior year, driven by decreased settlements during the period.

Other revenue. Other revenue was $7.2 thousand for the three months ended March 31, 2025, related to a new service introduced in the second quarter of 2024.

Cost of revenue. Cost of revenue decreased by $0.9 million to $0.8 million, for the three months ended March 31, 2025 compared to the same period in the prior year, driven by Assignor and law firm costs, which are directly correlated to the decrease in claims recovery income.

Claims amortization expense. Claims amortization expense decreased by $2.4 million to $118.6 million for three months ended March 31, 2025 compared to the same period in the prior year, driven by a lower amortizable asset base in the current year resulting from the impairment of CCRAs recorded during the fourth quarter of 2024.

General and administrative. General and administrative expenses decreased by $0.2 million to $5.3 million for the three months ended March 31, 2025 compared to the same period in the prior year, primarily driven by decreases in rent expense of $0.4 million and marketing and promotions of $0.2 million. These decreases were partially offset by an increase of $0.2 million in salaries, benefits and payroll expenses.

Professional fees. Professional fees decreased by $1.9 million to $2.5 million for the three months ended March 31, 2025 compared to the same period in the prior year, primarily driven by decreases of $0.9 million in corporate legal fees, $0.5 million in consulting fees and $0.5 million in accounting fees.

Professional fees – legal. Professional fees – legal decreased by $3.0 million to $0.5 million for the three months ended March 31, 2025 primarily due to amortization of the advance to the Law Firm, discussed within “MSP Principals Promissory Note” in Sources of Liquidity further below, which completed its amortization during the third quarter of 2024.

Interest expense. Interest expense increased by $20.8 million to $118.8 million in the three months ended March 31, 2025 compared to the same period in the prior year, primarily driven by an increase due to the guaranty obligation, the Hazel Working Credit Facility and Purchase Money Loan, as well as increases in the basis for which interest is incurred on our Claims financing obligations and accrued interest on the related party loan.

Other (expense) income, net. Other expense, net decreased by $0.4 million for the three months ended March 31, 2025 compared to the same period in the prior year, primarily due to a $0.4 million decrease in the mark-to-market gain on liability payable in stock.

Change in fair value of warrant and derivative liabilities. The change in fair value of warrant and derivative liabilities decreased $41.4 million to $9.9 million for the three months ended March 31, 2025 compared to the same period in the prior year. For the three months ended March 31, 2025, the $9.9 million gain related to a mark-to-market adjustment to the fair value of Public Warrants and

Virage Warrants. For the three months ended March 31, 2024, the $51.3 million gain related to $51.5 million gain on the mark-to-market adjustment to the fair value of Public Warrants and Virage Warrants, offset by $0.2 million of changes in the fair value of Yorkville SEPA.

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

	Three Months Ended March 31,
(In thousands)	2025	2024
GAAP Operating Loss	$(127,005)	$(130,206)
Professional fees payable in shares	600	469
Claims amortization expense	118,647	121,014
Adjusted Operating Loss	$(7,758)	$(8,723)

GAAP Net Loss	$(236,029)	$(176,600)
Professional fees paid in stock	600	469
Claims amortization expense	118,647	121,014
Interest expense (1)	118,660	97,574
Change in fair value of warrant and derivative liabilities	(9,936)	(51,307)
Adjusted Net Loss	$(8,058)	$(8,850)

(1)
Interest expense included above excludes any interest expense payments made in cash during the three months ended March 31, 2025 and 2024.

Liquidity and Capital Resources

Going Concern

As an early-stage growth company, the Company has incurred substantial net losses since inception. As of March 31, 2025, the Company had unrestricted cash totaling $9.1 million. The Company has incurred recurring losses and negative operating cash flows since inception and has an accumulated deficit of $567.7 million as of March 31, 2025. For the three months ended March 31, 2025, the Company used approximately $7.2 million of cash in operations. The Company’s liquidity will depend on the ability to generate substantial revenue in the near future, the timing and amount of which is uncertain, as well as its ability to secure funding from additional third-party capital sources. The Company’s principal liquidity needs have been working capital, debt service, and Claims financing obligations.

The Company anticipates sources of liquidity for 2025 to include up to $9.85 million in bridge loan funding to the Company under the existing Operational Collection Floor facility (in addition to the $16.0 million previously funded under the facility) and the proposed reorganization term sheet discussed in Note 15, Subsequent Events, to the condensed consolidated financial statements (the “Term Sheet”), in the amounts of: (i) $4.75 million (of which $4.0 million funded between February 28, 2025 and May 9, 2025), (ii) up to $2.0 million (of which $0.55 million was funded in April 2025) to fund the legal, accounting, and administrative expenses associated with the reorganization, subject to certain terms and customary conditions acceptable to Hazel, which has no obligation to provide additional funding, in Hazel’s sole and absolute discretion, (iii) minimum license fees of $1.55 million for June 2025 and $1.55 million for July 2025, as well as the Yorkville SEPA as disclosed in more detail in Note 7, Claims Financing Obligations and Notes Payable, to the condensed consolidated financial statements, and beyond June 2025, the MSP Principals’ commitment to obtain a lender to provide future financing to backstop additional working capital requirements of the Company, supported by the MSP Principals’ pledge of $25 million of collateral to secure such financing. The Company has taken several actions to address liquidity concerns, including actions enumerated below. However, as discussed further below, the Company has concluded management’s plans were not sufficient to alleviate the substantial doubt about the Company’s ability to continue as a going concern:

1.
On March 29, 2023, the Company’s subsidiary, Subrogation Holdings, LLC and its parent, MSP Recovery, entered into the Working Capital Credit Facility consisting of commitments to fund up to $48 million in proceeds. Certain terms were amended to the Working Capital Credit Facility, which were memorialized in the Second Amended and Restated First Lien Credit Agreement dated November 10, 2023. See summary in “Hazel Working Capital Credit Facility and Hazel Purchase Money Loan” in Note 7, Claims Financing Obligations and Notes Payable, to the condensed consolidated financial statements. On August 2, 2024, HPH agreed to, among other things, (i) extend the period for the Company draw up to $14 million for working capital, accessible in eight tranches of $1.75 million, that can be drawn at least one month apart, until

September 2025 and (ii) provide for a $2.0 million loan to be funded by August 31, 2024 for the purpose of acquiring the New Claims. On January 30, 2025, the Company drew the final $1.75 million tranche for working capital. Pursuant to the Working Capital Credit Facility, HPH may, at its sole discretion, increase the Operational Collection Floor by an amount of up to $6.0 million, to be funded over a period of three to six months. HPH exercised that discretion during 2025 and has funded $4.0 million from the increase to the Operational Collection Floor through May 9, 2025. An additional $2.0 million remains available under the Operational Collection Floor, to be funded at HPH’s sole discretion. This obligation became current on March 31, 2025, and the Company does not currently have available liquidity to satisfy said obligation.

2.
On November 13, 2023, the Company entered into the MTA Amendment No. 2 and Amendment to the Amended and Restated Security Agreement (“Second Virage MTA Amendment”), which extended the due date for the payment obligations to Virage to December 31, 2024. See summary in Note 3, Material Agreements, to the condensed consolidated financial statements. On April 1, 2024, the Company entered into the MTA Amendment No. 3 and Amendment No. 2 to the Amended and Restated Security Agreement (“Third Virage MTA Amendment”), which: (i) extended the VRM Full Return payment due date to September 30, 2025, subject to acceleration upon certain triggering events; (ii) the Company agreed that, after the Yorkville Convertible Notes are fully satisfied, 25% of the Company’s portion of any net proceeds from the Yorkville SEPA would be used to pay down the VRM Full Return; and (iii) commence the sale of certain reserved shares of Messrs. John H. Ruiz and Frank C. Quesada, and the delivery of the resulting net cash proceeds thereof to VRM. On May 1, 2025, Virage agreed to extend the VRM Full Return maturity date to November 30, 2026, subject to acceleration upon the occurrence of any Trigger Event (unless waived by VRM).
3.
On November 13, 2023, the Company entered into the Second Amended and Restated Nomura Note (defined in Note 3, Material Agreements, to the condensed consolidated financial statements), which extended the maturity date of the Nomura Note to December 31, 2024. See summary in Note 9, Claims Financing Obligations and Notes Payable to the consolidated financial statements. On March 26, 2024, the Company entered into the Third Amended and Restated Nomura Promissory Note, which extended the maturity date of the Nomura Note to September 30, 2025. Pursuant to a letter agreement dated November 15, 2024, Nomura agreed to forego payments of up to $4.0 million due under the Third Amended and Restated Nomura Note from proceeds from the sale of Class A Common Stock to Yorkville pursuant to the Yorkville SEPA until March 31, 2025. On April 28, 2025, the Company further amended and restated the Nomura Note to: (i) increase the principal amount to approximately $32.7 million, and (ii) extend the maturity date to November 30, 2026.
4.
On November 14, 2023, the Company entered into the Yorkville SEPA, which included the issuance of Yorkville Convertible Notes to Yorkville having aggregate principal amounts of up to $15.0 million in connection with the purchase of Class A Common Stock. See summary in Note 7, Claims Financing Obligations and Notes Payable, to the condensed consolidated financial statements. On April 8, 2024, the maturity date of the Yorkville Convertible Notes was extended to September 30, 2025. On April 12, 2024, Yorkville agreed that, to the extent that it holds Class A Common Stock in such quantities that would prevent the Company from utilizing the SEPA solely due to the Ownership Limitation, Yorkville commits to fund an additional advance in the principal amount of $13.0 million on the same terms and conditions as the previous advances pursuant to the Yorkville SEPA. On April 10, 2025, Yorkville further agreed to: (i) extend the due date for the first Monthly Payment to November 30, 2026, (ii) extend the maturity date of the Convertible Notes to November 30, 2026, and (iii) to waive Volume Threshold and Maximum Advance Amount limitations set forth in the Yorkville SEPA. As we have sold substantially all of the 2.0 million shares currently registered for resale to Yorkville, we need to file with the SEC one or more additional registration statements to register under the Securities Act the resale by Yorkville of any additional shares of our common stock, and the SEC would have to declare such registration statement or statements effective before we could sell additional shares. There can be no assurances of such events occurring or the timing of such events occurring.

The Company has concluded that, despite the aforementioned financing arrangements, there is substantial doubt about its ability to continue as a going concern. Unless we are successful in raising additional funds through the offering of debt or equity securities, we have concluded it is probable we will be unable to continue to operate as a going concern beyond the next twelve months.

Sources of Liquidity

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

Under the Operational Collection Floor, the Company received during 2024: (i) $12.3 million for working capital, and (ii) $2.0 million for the purpose of acquiring the New Claims. For three months ended March 31, 2025 and through May 9, 2025, the Company received $4.0 million of working capital under the Operational Collection Floor. In addition, pursuant to the Working Capital Credit Facility, HPH may, at its sole discretion, increase the Operational Collection Floor by an amount of up to $6.0 million, to be funded over a period of three to six months. During the three months ended March 31, 2025, HPH exercised that discretion and funded $1.75 million from the increase to the Operational Collection Floor. Subsequent to March 31, 2025, HPH funded an additional $2.25 million from the increase to the Operational Collection Floor, and an additional $2.0 million remains available to be funded at HPH’s sole discretion.

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

MSP Principals Promissory Notes

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

Nomura Note

On May 27, 2022, the Company issued an unsecured promissory note to Nomura (as amended on April 12, 2023, November 13, 2023, and March 26, 2024, the “Nomura Note”). The Nomura Note carries a principal amount of approximately $30.0 million related to advisory fees and deferred underwriting fees and expenses that became due and payable by the Company to Nomura, in connection with the consummation of the Business Combination. The Nomura Note is payable in kind or in cash, at the Company’s discretion, accrues interest at 16% per annum, and matures on September 30, 2025. On April 28, 2025, the Company further amended and restated the Nomura Note to: (i) increase the principal amount to approximately $32.7 million, and (ii) extend the maturity date to November 30, 2026. Upon two days prior written notice to Nomura, the Company may prepay all or any portion of the then outstanding principal amount under the Nomura Note together with all accrued and unpaid interest thereon. The balance of the unsecured Nomura Note and related interest are included within Claims financing obligations and notes payable in the consolidated balance sheet.

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

Upon the occurrence and during the continuation of an event of default, the Yorkville Convertible Notes shall become immediately due and payable, and the Company shall pay to Yorkville the principal and interest due thereunder. Events of default include, among others: (i) termination of quotation or listing of the Class A Common Stock on any primary market for a period of 10 consecutive trading days (the Company is currently quoted and listed for trading on Nasdaq) and (ii) failure to timely file any periodic report with the SEC on or before the due date of such filing as established by the SEC, including extensions under Rule 12b-25 under the Exchange Act. In no event shall Yorkville be allowed to effect a conversion if such conversion, along with all other shares of Common Stock beneficially owned by Yorkville and its affiliates would exceed 9.99% of the outstanding shares of the Common Stock of the Company. If any time on or after November 14, 2023: (i) the daily VWAP is less than the Floor Price for ten consecutive trading days (“Floor Price Trigger”), (ii) the Company has issued substantially all of the shares available under the Exchange Cap (as defined below) (“Exchange Cap Trigger”), or (iii) the Parent is in material breach of the Registration Rights Agreement, and such breach remains uncured for a period of twenty trading days, or the occurrence of an “Event” (as defined in the Registration Rights Agreement) (“Registration Event Trigger” and collectively with the Floor Price Trigger and the Exchange Cap Trigger, the “Trigger”), then the Company shall make monthly payments to Yorkville beginning on the seventh trading day after the Trigger and continuing monthly in the amount of $1.5 million plus a 5.0% premium and accrued and unpaid interest. On December 6, 2024, stockholders holding at least a majority of our outstanding voting capital stock approved by written consent as required by Nasdaq Rule 5635(d), the issuance of shares of common stock of the Company in excess of the Exchange Cap set forth in the Yorkville SEPA. Effective January 8, 2025, the Exchange Cap was effectively lifted, allowing the Company to issue shares to Yorkville pursuant to the Yorkville SEPA and the Yorkville Convertible Notes in excess of the Exchange Cap. In addition, on April 10, 2025, Yorkville agreed to (i) extend the due date for the first Monthly Payment to November 30, 2026, (ii) extend the maturity date of the Convertible Notes to November 30, 2026, and (iii) waive Volume Threshold and Maximum Advance Amount limitations set forth in the Yorkville SEPA.

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

During three months ended March 31, 2025, the Company sold 700,000 shares of Class A Common Stock to Yorkville, respectively, pursuant to investor and/or advance notices delivered under the Yorkville SEPA at prices between $1.33 and $2.51 per share. The proceeds therefrom were used to: (i) reduce amounts owed under Yorkville Note #1 by $0.6 million, and (ii) $0.7 million to fund operations of the Company. As we have sold substantially all of the 2.0 million shares currently registered for resale to Yorkville, we need to file with the SEC one or more additional registration statements to register under the Securities Act the resale by Yorkville of any additional shares of our common stock, and the SEC would have to declare such registration statement or statements effective before we could sell additional shares. There can be no assurances of such events occurring or the timing of such events occurring.

Claims Financing Obligations

On March 29, 2023, the Company acquired a controlling interest in nine legal entities, whose sole assets are CCRAs, from Hazel. This is referred to as the “Claims Purchase.” The purchase price for the Claims Purchase was funded by (i) a purchase money loan between Hazel, as a lender, and the Company, as a borrower, in the amount of $250 million (the “Purchase Money Loan”) and (ii) proceeds from the sale of certain, separate CCRAs in the Claims Sale. See Note 3, Material Agreements.

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

During the year ended December 31, 2022, the Company finalized an Amendment to the CPIA and a Warrant Agreement with the third-party, pursuant to which the parties have agreed to amend the original CPIA and required payment terms. See Note 7, Claims Financing Obligations and Notes Payable, for a description of the Claims financing obligations and details on the amendment.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2025	2024
Net cash used in operating activities	$(7,192)	$(2,145)
Net cash used in investing activities	(163)	(143)
Net cash provided by financing activities	4,101	2,628
Net (decrease) increase in cash	(3,254)	340
Cash at beginning of year	12,328	11,633
Cash at end of period	$9,074	$11,973

Operating Activities

Net cash used in operating activities increased by $5.0 million to $7.2 million for the three months ended March 31, 2025 compared to net cash used in of $2.1 million for the three months ended March 31, 2024. During the three months ended March 31, 2025, net cash used in operating activities was impacted primarily by our net loss, $118.6 million of claims amortization expense, $79.0 million of paid-in-kind interest, change in fair value of warrant liability of $9.9 million, and an increase of $40.1 million of changes in working capital. Our cash flows used in operating activities is primarily related to payroll and professional services, which did not materially change from period to period.

Investing Activities

Net cash used in investing activities remained consistent for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, and related to purchases of property and equipment.

Financing Activities

Net cash provided by financing activities increased to $4.1 million for the three months ended March 31, 2025 compared to $2.6 million net cash provided by financing activities for the three months ended March 31, 2024. This is primarily due to $3.5 million of proceeds from debt financing and $0.7 million of proceeds from issuance of common stock, which are offset by $0.1 million repayments of the claims financing obligation.

Contractual Obligations, Commitments, and Contingencies

Based on claims financing obligations and notes payable agreements, as of March 31, 2025, the present value of amounts owed under these obligations were $704.2 million, including capitalized interest to date. In addition, as of March 31, 2025, the Company has $11.6 million of advances from Yorkville. The weighted average interest rate is 15.3% based on the current book value of $704.2 million with rates that range from 0.0% to 20.0%. The Company is expected to repay these obligations from cash flows from claim recovery income.

As of March 31, 2025, the minimum required payments on these agreements are $845.7 million. Certain of these agreements have priority of payment regarding any proceeds until full payment of the balance due is satisfied. The maturity of the commitments range from the date sufficient claims recoveries are received to cover the required return or in some cases by 2031.

As of March 31, 2025, the Company has $1,179.7 million of guaranty obligations. On April 12, 2023, we entered into the Virage MTA Amendment pursuant to which the payment date was extended from May 23, 2023 until September 30, 2024, subject to acceleration upon certain triggering events. On November 13, 2023, the maturity date was extended to December 31, 2024. Under the Virage MTA Amendment, Virage will receive a first priority lien on all sources of revenue of the company not otherwise encumbered as of the date of the Virage MTA Amendment, to the extent in excess of the amount of revenues necessary to establish and maintain an operating reserve of $70 million for overhead expenses and applicable taxes. On July 24, 2023, the operating reserve was adjusted to $47.5 million and pursuant to the Second Virage MTA Amendment, the operating reserve was changed from $47.5 million to the budget of the Company (plus applicable taxes) plus 10%. On April 1, 2024, the Company entered into the Third Virage MTA Amendment which: (i) extended the VRM Full Return payment due date to September 30, 2025, subject to acceleration upon certain triggering events; (ii) the Company agreed that, after the Yorkville Convertible Notes are fully satisfied, 25% of the Company’s portion of any net proceeds from the Yorkville SEPA would be used to pay down the VRM Full Return; and (iii) commence the sale of certain reserved shares of Messrs. John H. Ruiz and Frank C. Quesada, and the delivery of the resulting net cash proceeds thereof to VRM. On May 1, 2025, Virage agreed to extend the VRM Full Return maturity date to November 30, 2026, subject to acceleration upon the occurrence of any Trigger Event (unless waived by VRM).

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

Our Critical Accounting Policies and Estimates are disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” in our 2024 Form 10-K, and there have been no material changes during the three months ended March 31, 2025.

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

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2025. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2025.

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

Item 1A. Risk Factors.

There have been no material changes to our principal risks that we believe are material to our business, results of operations, and financial condition, from the risk factors previously disclosed in the 2024 Form 10-K. Prospective investors are encouraged to consider the risks described in our 2024 Form 10-K, our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Quarterly Report on Form 10-Q and in our 2024 Form 10-K, and other information publicly disclosed or contained in documents we file with the Securities and Exchange Commission before purchasing our securities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

Palantir Technologies, Inc. (“Palantir”)

During the quarterly period ended March 31, 2025, the Company issued 207,598 unregistered shares of Class A Common Stock to Palantir, in exchange for services provided in reliance on Section 4(a)(2) of the U.S. Securities Act of 1933.

YA II PN, Ltd. (“Yorkville”)

During the quarterly period ended March 31, 2025, the Company sold 700,000 shares to Yorkville pursuant to investor notices delivered under the Yorkville SEPA at prices between $1.33 and $2.51 per share. The proceeds therefrom were used to: (i) reduce amounts owed under Yorkville Note #1 by $0.6 million of principal and interest, and (ii) $0.7 million to fund operations of the Company.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
10.1+	Yorkville SEPA Side Letter executed January 24, 2025	8-K	001-39445	10.1	January 20, 2025
10.2+	Nomura Amended and Restated Promissory Note dated April 28, 2025	8-K	001-39445	10.1	May 2, 2025
10.3+	Virage Letter Agreement dated May 1, 2025	8-K	001-39445	10.2	May 2, 2025
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

+ Previously filed

# Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MSP Recovery, Inc.

Date: May 15, 2025	By:	/s/ Francisco Rivas-Vásquez
Francisco Rivas-Vásquez
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)