Form 10-Q
period 2025-06-30
MSP Recovery, Inc.
filed 2025-08-14
CIK 1802450

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 7, 2025, the registrant had 6,525,275 shares of Class A Common Stock, $0.0001 par value per share, and 3,323,146 shares of Class V Common Stock, $0.0001 par value per share, outstanding.

DEFINITIONS

Unless otherwise stated or unless the context otherwise requires, the terms “we,” “us,” “our,” the “Company,” and “MSP Recovery” refer to MSP Recovery, Inc. As used in this Quarterly Report on Form 10-Q, unless otherwise noted or the context otherwise requires, the terms below are defined as follows:

“2024 Form 10-K” or “Annual Report” means the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on April 16, 2025;

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

“Paid Amount” (a/k/a Medicare Paid Rate or wholesale price) means the amount paid to the provider from the health plan or insurer. This amount varies based on the party making payment. For example, Medicare typically pays a lower fee for service rate than commercial insurers. The Paid Amount is derived from the Claims data we receive from our Assignors. In the limited instances where the data received lacks a paid value, our team calculates the Paid Amount with a formula. The formula used provides rates for outpatient services and is derived from the customary rate at the 95th percentile as it appears from standard industry commercial rates or, where that data is unavailable, the Billed Amount if present in the data. These amounts are then adjusted to account for the customary Medicare adjustment to arrive at the calculated Paid Amount. Management believes that this formula provides a conservative estimate for the Medicare paid amount rate, based on industry studies which show the range of differences between private insurers and Medicare rates for outpatient services. We periodically update this formula to enhance the calculated paid amount where that information is not provided in the data received from our Assignors. Management believes this measure provides a useful baseline for potential recoveries, but it is not a measure of the total amount that may be recovered in respect of potentially recoverable Claims, which in turn may be influenced by any applicable potential statutory recoveries such as double damages or fines, as described below. This calculation accounts for an approximate 6.93% increase in the total Paid Amount. Where we have to extrapolate a Paid Amount to establish damages, the calculated amount may be contested by opposing parties;

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

“PVPRC” means the cumulative Paid Amount value of potentially recoverable Claims. We analyze our Claims portfolio and identify potentially recoverable Claims using Algorithms that comb through historical paid Claims data and search for potential recoveries. PVPRC is a measure of the Paid Amount in respect of those potentially recoverable Claims. In the limited instances where the data received from our Assignors lacks a paid value, the adjustment formula described in the definition of Paid Amount is applied and increases PVPRC by approximately 6.29%;

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

The Monthly Virage Warrants were issued each calendar month, with original issuance dates beginning with January 31, 2024 and ending December 1, 2024, in an amount equal to the quotient of 1.0% of each calendar month-end balance (which month-end balance shall be increased daily up to 20% per annum based on a formula set forth in the Virage MTA Amendment) of the amount owing to Virage as of each preceding calendar month end (the “1% Fee”) and the VWAP of a share of our Class A Common Stock. Until our obligations to Virage are paid in full, the Company had the option every month to pay Virage in one or a combination of: (a) cash, in an amount equal to 1.0% of each calendar month-end balance (which month-end balance shall be increased daily up to 20% per annum based on a formula set forth in the Virage MTA Amendment) of the amount owing to Virage as of each preceding calendar month end and/or (b) the issuance of subsequent Monthly Virage Warrants. Pursuant to the Virage Term Sheet, issuance of the VRM Warrants was terminated, and the calculated 1% Fee is added to the interest payable of the VRM Full Return obligation;

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

Part I – Financial Information

Item 1. Financial Statements

MSP RECOVERY, INC. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share data)	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash	$3,990	$12,328
Accounts receivable	295	295
Affiliate receivable (1)	1,263	1,204
Prepaid expenses and other current assets (1)	2,180	1,647
Total current assets	7,728	15,474
Property and equipment, net	5,107	5,159
Intangible assets, net (2)	1,660,938	1,898,223
Right-of-use assets	163	227
Total assets	$1,673,936	$1,919,083

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$11,185	$13,971
Affiliate payable (1)	21,076	21,664
Commission payable	1,084	1,342
Derivative liability	104	211
Warrant liability (1)	27,059	22,373
Guaranty obligation (1)	—	1,126,490
Claims financing obligation and notes payable (1)	483,877	31,200
Interest payable (1)	1,689	33,298
Other current liabilities (1)	16,870	14,765
Total current liabilities	562,944	1,265,314
Guaranty obligation (1)	1,234,454	—
Claims financing obligation and notes payable (1)	246,977	633,026
Lease liabilities	27	102
Loan from related parties (1)	130,328	130,328
Interest payable (1)	98,653	14,828
Other long-term liabilities	4,581	3,894
Total liabilities	$2,277,964	$2,047,492

Commitments and contingencies (Note 10)

Stockholders’ Equity:
Class A common stock, $0.0001 par value; 5,500,000,000 shares authorized; 4,920,520 and 2,184,958 issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	$—	$—
Class V common stock, $0.0001 par value; 3,250,000,000 shares authorized; 3,323,146 and 4,962,704 issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	503,664	546,635
Accumulated deficit	(710,827)	(446,050)
Total stockholders’ equity	$(207,163)	$100,585
Non-controlling interest	(396,865)	(228,994)
Total equity	$(604,028)	$(128,409)
Total liabilities and equity	$1,673,936	$1,919,083

(1)
As of June 30, 2025 and December 31, 2024, total affiliate receivable, affiliate payable, warrant liability, guaranty obligation, and loan from related parties balances are with related parties. In addition, the claims financing obligation and notes payable, other current liabilities, and interest payable include balances with related parties. See Note 12, Related Party Transactions, for further details.
(2)
As of June 30, 2025 and December 31, 2024, intangible assets, net included $1.2 billion and $1.4 billion, respectively, related to a consolidated VIE. See Note 6, Variable Interest Entities, for further details.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MSP RECOVERY, INC. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and per share data)	2025	2024	2025	2024
Claims recovery income	$536	$301	$1,366	$6,302
Other	—	36	7	36
Total Revenues	$536	$337	$1,373	$6,338

Operating expenses
Cost of revenues (1)	18	109	825	1,782
Claims amortization expense	118,638	121,006	237,285	242,020
General and administrative (2)	4,389	6,250	9,707	11,816
Professional fees	2,129	4,362	4,651	8,782
Professional fees – legal (3)	—	3,466	450	6,933
Depreciation and amortization	117	68	215	135
Total operating expenses	125,291	135,261	253,133	271,468
Operating Loss	$(124,755)	$(134,924)	$(251,760)	$(265,130)

Interest expense (4)	(124,747)	(101,990)	(243,532)	(199,943)
Other (expense) income, net	195	89	20	341
Change in fair value of warrant and derivative liabilities	7,527	24,977	17,463	76,284
Net loss before provision for income taxes	$(241,780)	$(211,848)	$(477,809)	$(388,448)

Provision for income tax expense	—	—	—	—
Net loss	$(241,780)	$(211,848)	$(477,809)	$(388,448)

Less: Net loss attributable to non-controlling interests	98,604	186,712	213,032	344,430
Net loss attributable to MSP Recovery, Inc.	$(143,176)	$(25,136)	$(264,777)	$(44,018)

Basic and diluted weighted average shares outstanding, Class A Common Stock	4,912,238	676,969	4,263,859	638,762
Basic and diluted net loss per share, Class A Common Stock	$(29.15)	$(37.13)	$(62.10)	$(68.91)

(1)
For the three and six months ended June 30, 2025 and 2024, cost of revenue included $0.1 million and $0.7 million, and $3.4 thousand and $42.6 thousand, respectively, of related party expenses. See Note 12, Related Party Transactions, for further details.
(2)
For the three and six months ended June 30, 2025 and 2024, general and administrative expenses included $0.1 million and $0.2 million, and $46.6 thousand and $91.7 thousand, respectively, of related party expenses. See Note 12, Related Party Transactions, for further details.
(3)
For the three and six months ended June 30, 2024, Professional Fees—legal included $3.0 million and $6.0 million, respectively, of related party expenses related to the Law Firm. There were no such related party expenses related to the Law Firm for three and six months ended June 30, 2025. See Note 12, Related Party Transactions, for further details.
(4)
For the three and six months ended June 30, 2025 and 2024, interest expense included $92.9 million and $182.3 million, and $77.7 million, and $152.5 million, respectively, related to interest expense due to related parties. See Note 12, Related Party Transactions, for further details.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MSP RECOVERY, INC. and Subsidiaries

Condensed Consolidated Statements of Changes in Equity

(Unaudited)

Three Months Ended June 30, 2025 and 2024

	Class A Common Stock		Class V Stock
(In thousands except shares)	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Non- Controlling Interests	Total Equity
Balance at March 31, 2025	4,732,114	$—	3,323,146	$—	$506,833	$(567,651)	$(301,679)	$(362,497)
Conversion of Warrants	—	—	—	—	—	—	—	—
Class A Issuances	188,406	—	—	—	(3,169)	—	3,418	249
Net loss	—	—	—	—	—	(143,176)	(98,604)	(241,780)
Balance at June 30, 2025	4,920,520	$—	3,323,146	$—	$503,664	$(710,827)	$(396,865)	$(604,028)

	Class A Common Stock		Class V Stock
(In thousands except shares)	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Non-Controlling Interests	Total Equity
Balance at March 31, 2024	625,444	$—	4,962,700	$—	$367,093	$(104,433)	$980,839	$1,243,499
Class A Issuances	119,797	—	—	—	23,677	—	(21,323)	2,354
Net loss	—	—	—	—	—	(25,136)	(186,712)	(211,848)
Balance at June 30, 2024	745,241	$—	4,962,700	$—	$390,770	$(129,569)	$772,804	$1,034,005

Six Months Ended June 30, 2025 and 2024

	Class A Common Stock		Class V Stock
(In thousands, except shares)	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Non-Controlling Interests	Total Equity
Balance at December 31, 2024	2,184,958	$—	4,962,704	$—	$546,635	$(446,050)	$(228,994)	$(128,409)
Conversion of Warrants	—	—	—	—	—	—	—	—
Class A Issuances	2,735,562	—	(1,639,558)	—	(42,971)	—	45,161	2,190
Net loss	—	—	—	—	—	(264,777)	(213,032)	(477,809)
Balance at June 30, 2025	4,920,520	$—	3,323,146	$—	$503,664	$(710,827)	$(396,865)	$(604,028)

	Class A Common Stock		Class V Stock
(In thousands, except shares)	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Non-Controlling Interests	Total Equity
Balance at December 31, 2023	586,393	$—	4,965,296	$—	$357,941	$(85,551)	$1,146,739	$1,419,129
Conversion of Warrants	—	—	—	—	—	—	—	—
Class A Issuances	158,848	—	(2,596)	—	32,829	—	(29,505)	3,324
Net loss	—	—	—	—	—	(44,018)	(344,430)	(388,448)
Balance at June 30, 2024	745,241	$—	4,962,700	$—	$390,770	$(129,569)	$772,804	$1,034,005

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MSP RECOVERY, INC. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(In thousands)	2025	2024
Cash flows from operating activities:
Net loss (1)	$(477,809)	$(388,448)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	215	135
Claims amortization expense	237,285	242,020
Paid-in-kind interest (1)	162,042	132,850
Loss debt extinguishment	80	—
Change in fair value of warrant liability	(17,347)	(76,362)
Change in fair value of derivatives	(116)	78
Mark-to-market gain (loss) on liability payable in stock	4	(289)
Professional fees payable in shares	1,200	1,068
Non-cash lease expense	1	3
Change in operating assets and liabilities:
Accounts receivable	—	217
Prepaid expenses and other assets	(534)	4,169
Affiliate receivable (1)	(59)	(54)
Affiliate payable (1)	(683)	—
Accounts payable, commission payable and accrued liabilities	(1,373)	6,288
Interest Payable	81,440	67,070
Deferred revenue	—	91
Net cash used in operating activities	(15,654)	(11,164)

Cash flows from investing activities:
Purchases of property and equipment	(163)	(143)
Purchases of intangible assets	—	(200)
Net cash used in investing activities	(163)	(343)

Cash flows from financing activities:
Proceeds from debt financing	8,513	9,250
Payments on related party loan (1)	—	(382)
Repayment of the Claims financing obligation	(1,713)	(2,503)
Proceeds from the issuance of common stock	679	622
Net cash provided by financing activities	7,479	6,987

Net decrease in cash	(8,338)	(4,520)
Cash at beginning of year	12,328	11,633
Cash at end of period	$3,990	$7,113

	Six Months Ended June 30,
(In thousands)	2025	2024
Supplemental disclosure of non-cash investing and financing activities:
Original issue discount	$4,871	$3,250
Issuance of shares in settlement of debt	$679	$622
Payment of professional fees through issuance of Class A common stock	$811	$1,068

Cash paid during the period for:
Interest	$870	$1,178

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

MSP Recovery is assigned recovery rights to Claims by secondary payers via CCRAs. Prior to executing a CCRA, MSP Recovery utilizes its proprietary internal data analytics platform to review the set of Claims of a prospective Assignor to identify Claims with probable recovery paths. MSP Recovery’s assets are these irrevocable broad assignments of health Claim recovery rights that are supported by federal and state laws and regulations. MSP Recovery’s offices are located in the U.S. and Puerto Rico.

Going Concern

As an early-stage growth company, the Company has incurred substantial net losses since inception. As of June 30, 2025, the Company had unrestricted cash totaling $4.0 million, out of which $1.1 million is due to assignors and $1.1 million is due to Law Firm for collected legal fees and litigation costs. As of July 31, 2025, the Company had unrestricted cash of $2.1 million. The Company anticipates its only sources of liquidity for 2025 to include: (i) the Yorkville SEPA, which is currently the Company’s sole source of liquidity to meet short term obligations, as described in more detail in Note 7, Claims Financing Obligations and Notes Payable, to the condensed consolidated financial statements, (ii) funding to the Company for working capital under the Operational Collection Floor facility, which, as discussed in more detail in Note 3, Material Agreements is fully utilized and has no remaining capacity, and (iii) revenue from Claims recovery income and Claims recovery services income. If Yorkville is unwilling or unable to provide liquidity, the Company may be forced to initiate an insolvency proceeding or seek protection under U.S. bankruptcy laws, which could include a court-supervised reorganization or a liquidation of the Company’s assets. The Company is seeking to address liquidity concerns; however, as discussed further below, the Company has concluded management’s plans were not sufficient to alleviate the substantial doubt about the Company’s ability to continue as a going concern:

1.
The Yorkville SEPA. On June 26, 2025, the Company and Yorkville entered into a Supplemental Agreement to the Yorkville SEPA, increasing the amount of advances by up to $3.0 million, to be advanced in multiple tranches. On June 27, 2025, July 16, 2025, and August 8, 2025, Yorkville agreed to fund principal amounts of $0.75 million pursuant to Convertible Notes issued by the Company under the Yorkville SEPA, resulting in a combined working capital funding of $2.1 million, of which $0.36 million remains unfunded as of the date hereof. On April 10, 2025, Yorkville agreed to: (i) extend the due date for the first Monthly Payment to November 30, 2026, (ii) extend the maturity date of the Convertible Notes to November 30, 2026, and (iii) to waive Volume Threshold and Maximum Advance Amount limitations set forth in the Yorkville SEPA. As we have sold substantially all of the 2.0 million shares currently registered for resale to Yorkville, we need to file with the SEC one or more additional registration statements to register under the Securities Act the resale by Yorkville of any additional shares of our common stock, and the SEC would have to declare such registration statement or statements effective before we could sell additional shares. There can be no assurances of such events occurring or the timing of such events occurring. For more

MSP RECOVERY, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

information on the Yorkville SEPA, see Note 7, Claims Financing Obligations and Notes Payable, to the condensed consolidated financial statements.
2.
The Working Capital Credit Facility. As of the date of this filing, no funding capacity remains under the Working Capital Credit Facility or Operational Collection Floor. On March 29, 2023, the Company’s subsidiary, Subrogation Holdings, LLC and its parent, MSP Recovery, and HPH entered into the Working Capital Credit Facility consisting of a commitment to fund up to $48 million in proceeds. On August 2, 2024, HPH agreed to, among other things, (i) extend the period for the Company draw up to $14 million for working capital, accessible in eight tranches of $1.75 million, that can be drawn at least one month apart, until September 2025 and (ii) provide for a $2.0 million loan to be funded by August 31, 2024 for the purpose of acquiring additional Claims (the “Operational Collection Floor”). Pursuant to the Working Capital Credit Facility, HPH had the discretion to increase the Operational Collection Floor and, during quarter ending June 30, 2025, HPH exercised that discretion, funding $1.5 million on April 4, 2025, $0.55 million on April 11, 2025, and $0.75 million on May 2, 2025, May 16, 2025, and June 2, 2025, with a combined principal amount of $6.8 million. For more information on the Working Capital Credit Facility and Operational Collection Floor, see “Hazel Working Capital Credit Facility and Hazel Purchase Money Loan” in Note 7, Claims Financing Obligations and Notes Payable, to the condensed consolidated financial statements.

The Company has concluded that there is substantial doubt about its ability to continue as a going concern. Unless we are successful in raising additional funds through the offering of debt or equity securities, we have concluded it is probable we will be unable to continue to operate as a going concern. Management is taking steps to raise additional funds to address its operating and financial cash requirements to continue operations. There are no assurances the Company will receive the necessary funding or generate revenue necessary to fund operations. The financial statements contain no adjustments for the outcome of this uncertainty.

The Company has incurred recurring losses and negative cash flows since inception and has an accumulated deficit of $710.8 million as of June 30, 2025. For the six months ended June 30, 2025, the Company used approximately $15.7 million of cash in operations. The Company’s liquidity is dependent on its ability to raise additional funds or generate substantial revenue in the near term, the timing and amount of which are uncertain, and on its ability to obtain financing from additional third-party capital sources. The Company’s primary liquidity requirements have been for working capital, debt service, and Claims financing obligations. If the Company is unable to raise sufficient capital or generate substantial revenue, it may be forced to initiate an insolvency proceeding or seek protection under U.S. bankruptcy laws, which could include a court-supervised reorganization or a liquidation of the Company’s assets.

Warrants

Public Warrants

Pursuant to the terms of the Existing Warrant Agreement, and after giving effect to the issuance of the New Warrants, as defined below, the adjusted exercise price of the Public Warrants is $0.0625 per share of Class A Common Stock, on a cashless basis, in lots of 625. During the period from the Closing Date to June 30, 2025, approximately 8.9 million warrants of the original 11.8 million warrants had been exercised. For the three and six months ended June 30, 2025, the fair value of the remaining unexercised warrants increased minimally resulting in a de minimis other expense and decreased resulting in other income $4.2 thousand, respectively, which is recorded within change in fair value of warrant and derivative liabilities in the condensed consolidated statements of operations. For three and six months ended June 30, 2024, the fair value of the remaining unexercised warrants decreased resulting in other income of $26.6 thousand and $213.6 thousand, respectively, which is recorded within change in fair value of warrant and derivative liabilities in the condensed consolidated statements of operations.

New Warrants

Additionally, in connection with the Business Combination, the Company declared the New Warrant Dividend comprising approximately 1,028 million New Warrants payable to the holders of record of the Class A Common Stock as of the close of business on the Closing Date, of which approximately 894.8 million remain outstanding. The New Warrants expire on the fifth anniversary of the Closing Date or upon earlier redemption. The Company determined that the New Warrant instruments meet the equity scope exception in ASC 815 to be classified in stockholders’ equity, and as the repurchase right noted above has a mirrored value designed to offset the New Warrants, if exercised would be an equity only transaction. The New Warrants are each exercisable in lots of 625 for one whole share of Class A Common Stock at a reverse split adjusted exercise price $7,187.50 per whole share. The New Warrants are subject to certain anti-dilution adjustments.

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

MSP RECOVERY, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

As of June 30, 2025, the Company’s TRA liability associated with the allocable share of existing tax basis acquired in the Business Combination would give rise to a TRA liability of $64.4 million. The Company has not recognized such liabilities under the TRA after concluding it was not probable that the Company will be able to realize the remaining tax benefits based on estimates of future taxable income. No payments were made to the Continuing Equity Owners and Blocker Shareholders (as defined in the TRA) pursuant to the TRA during the three and six months ended June 30, 2025 and 2024. The estimation of liability under the tax receivable agreement is by its nature imprecise and subject to significant assumptions regarding the amount, character, and timing of the taxable income of MSP Recovery, Inc. in the future. We may incur additional liabilities under the TRA when Lionheart II Holdings, LLC units are exchanged in the future. If the valuation allowance recorded against the deferred tax assets applicable to the tax attributes subject to the TRA is released in a future period, the relating TRA liability may be considered probable at that time and recorded within earnings.

The Company has assessed the realizability of the net deferred tax assets and, in that analysis, has considered the relevant positive and negative evidence available to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The Company has recorded a full valuation allowance against the deferred tax assets as of June 30, 2025 and December 31, 2024, which will be maintained until there is sufficient evidence to support the reversal of all or some portion of these allowances. As the tax benefits associated with the TRA have not been recognized, based on estimates of future taxable income, the Company has concluded it is not probable to recognize any tax receivable agreement liability. If the valuation allowance recorded against the deferred tax assets is released in a future period, the Tax Receivable Agreement liability may be considered probable at that time and recorded within earnings.

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

Nasdaq Listing

On April 24, 2025, the Company received a letter (the “Notice”) from the Listing Qualifications Department of the Nasdaq Stock Market LLC (“Nasdaq”) informing the Company that it was not in compliance with the minimum stockholders’ equity requirement for continued listing on the Nasdaq Capital Market, under Listing Rule 5550(b)(1), because the Company’s stockholders’ deficit of $128.4 million, as reported in the Company’s Form 10-K for the year ended December 31, 2024, was below the required minimum of $2.5 million, and because, as of April 24, 2025, the Company did not meet the alternative compliance standards, relating to the market value of listed securities of $35 million or net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years.

The Company had 45 calendar days from April 24, 2025, or through Monday, June 9, 2025, to submit a plan to regain compliance with Listing Rule 5550(b)(1). The Company submitted its plan on June 5, 2025, and is awaiting a response from Nasdaq. If Nasdaq accepts the Company’s plan, Nasdaq may grant an extension of up to 180 calendar days from April 24, 2025, or through Tuesday, October 21, 2025, to regain compliance. If Nasdaq does not accept the Company’s plan, the Company will have the right to appeal such decision to a Nasdaq hearings panel.

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

MSP RECOVERY, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

financial institutions, and amounts may exceed federally insured limits. The Company believes it is not exposed to significant credit risk due to the financial strength of the depository institutions in which the cash and cash equivalents are held. The Company has no other financial instruments with off-balance-sheet risk of loss.

Non-Controlling Interests

As part of the Business Combination and described in Note 1, Description of the Business, the Company became the managing member of MSP Recovery, which is consolidated as the Company controls the operating decisions of MSP Recovery. The non-controlling interest relates to the Up-C Units that are convertible into Class A Common Stock of the Company at the discretion of the holder of the Up-C Unit. The Up-C Unit holders retained approximately 99.76% of the economic ownership percentage of the Company as of the Closing Date. The non-controlling interest is classified as permanent equity within the consolidated balance sheet of the Company. As of June 30, 2025, based on the Class A common stock issuances during the period, the non-controlling interest of Class V shareholders was 40.3%.

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

In May 2025, the FASB issued ASU 2025-03, “Business Combination and Consolidation: Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity” (“ASU 2025-03”). ASU 2025-03 provides clarifying guidance on determining the accounting acquirer in certain transactions involving VIEs. ASU 2025-03 requires entities to apply the same factors used for determining the accounting acquirer in other acquisition transactions. Essentially, it aims to make financial reporting more comparable and decision-useful for investors by ensuring that the accounting acquirer is appropriately identified in acquisitions of VIEs. ASU 2025-03 is effective for fiscal years beginning after December 15, 2026 including interim periods within those annual periods, with early adoption permitted. This guidance impacts transactions subsequent to its adoption, therefore no prior conclusions on previous and existing transactions are affected. The Company is currently evaluating the impact this amended guidance may have on its financial statements.

In July 2025, the FASB issued ASU 2025-05, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets”. The guidance in ASU 2025-05 provide all entities with a practical expedient to assume that current conditions as of the balance sheet date do not change for the remaining life of the assets. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025. We are currently evaluating the impact this guidance will have on our financial statements and related disclosures.

Note 3. MATERIAL AGREEMENTS

Virage

On May 23, 2022 as part of the Closing of the Business Combination, the Company acquired assets through the issuance of Up-C Units. In exchange for approximately 0.6 million Up-C Units, the Company acquired the rights to receive the distributable net proceeds

MSP RECOVERY, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

In connection with such transaction the Company agreed to pay Virage an amount equal to the contributions by Virage to VRM MSP plus an annual rate of return of 20% (the “VRM Full Return”). Pursuant to the terms of the agreement with Virage, such amount is payable exclusively by any of the following means (or any combination thereof): (a) the Proceeds, net of expenses related to claim settlement, (b) a sale of certain reserved shares of Messrs. John H. Ruiz and Frank C. Quesada, and the delivery of the resulting net cash proceeds thereof to VRM, or (c) a sale of shares by the Company and delivery of the net cash proceeds thereof to VRM. The amount of the VRM Full Return was $1,234.5 million as of June 30, 2025.

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

Pursuant to the Virage MTA dated March 9, 2022 (as amended on April 12, 2023; November 13, 2023; April 1, 2024; and May 1, 2025 the “Virage MTA”), the VRM Full Return payment due date is November 30, 2026, subject to acceleration upon the occurrence of any Trigger Event (unless waived by VRM). The payment methods for the VRM Full Return are as follows, and in the following order of priority: (a) a first priority lien on all sources of revenue of the Company not otherwise encumbered as of April 12, 2023 to the extent such revenues and liquidity exceed the amount of net of revenues necessary to establish and maintain an operating reserve (“Operating Reserve”) of to the budget of the Company (plus applicable taxes) plus 10%, (b) a sale of certain reserved shares of Messrs. John H. Ruiz and Frank C. Quesada, and the delivery of the resulting net cash proceeds thereof to VRM, (c) Parent’s sale of additional shares and delivery of proceeds to VRM, subject to certain anti-dilution provisions, and (d) if the VRM Full Return is not satisfied by the foregoing, a sale by Messrs. Ruiz and Quesada of other shares of Common Stock that they hold, and the delivery of the resulting net cash proceeds thereof to VRM; provided that if the VRM Full Return is not fully paid by November 30, 2026 the VRM Full Return shall be payable by any of such payment methods in any order of priority. In addition, Messrs. Quesada and Ruiz agreed to certain transfer restrictions applicable to their Common Stock.

In addition, the Company agreed to make a one-time, lump sum payment to Virage for the period starting May 24, 2023 and ending December 31, 2023, in one or a combination of: (a) cash, in an amount equal to 1.0% of each calendar month-end balance (which month-end balance shall be increased daily up to 20.0% per annum based on a formula set forth in the Virage MTA) of the amount owing to Virage as of each preceding calendar month end and/or (b) issue to VRM a warrant to purchase a number of shares of Class A Common Stock of Parent equal to the quotient of 1.0% of each calendar month end balance of the Unpaid Base Amount (calculated on a cumulative basis) and the VWAP of a share of Class A Common Stock for the five-day period prior to the issuance, beginning with May 24, 2023 and ending December 31, 2023, which warrant will have an exercise price (payable in cash) of $0.0001 per share (the “Initial Virage Warrant”); provided that the Initial Virage Warrant will expire on January 1, 2026.

The Initial Virage Warrant, as amended, was issued effective January 1, 2024, entitling Virage to purchase 1,131,934 shares of Class A Common Stock at a reverse split adjusted exercise price of $0.0025 per share, with an expiration date of January 1, 2026.

Furthermore, for each calendar month-end beginning with January 31, 2024, and continuing until the VRM Full Return is paid in full, the Company agreed to issue to VRM a warrant (the “Required Monthly Issuance”) to purchase a number of shares of Class A Common Stock of Parent equal to the quotient of 1% of the calendar month-end balance of the Unpaid Base Amount (the “1% Fee”) and the VWAP (each, a “Monthly Virage Warrant”), which warrant will have an exercise price (payable in cash) of $0.0001 per share and expire on the second anniversary of its issuance.

As of December 31, 2024, the Company issued nine Monthly Virage Warrants, entitling Virage to purchase 8,619,405 shares of Class A Common Stock, each warrant expiring two years from the date of issuance, which are exercisable for $0.0025 per share. Furthermore, on April 14, 2025, the Company issued two additional warrants for November 2024 and December 2024, each warrant exercisable for 3,277,808 and 6,332,792 shares, respectively, both which are exercisable for $0.0001 per share and expiring two years from the date of issuance. To date, the Company has issued 12 warrants to VRM pursuant to the First Amendment, entitling Virage to purchase 19,361,939 shares of Class A Common Stock.

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

VRM Warrant Issuance and Restructuring

In connection with negotiations to restructure the Company’s obligations under the MTA, on February 18, 2025, the Company entered into a term sheet agreement with Virage (the “Virage Term Sheet”) to amend the MTA, whereby Virage and the Company agreed, subject to certain conditions that have not been met as of the date of this Quarterly Report on Form 10-Q, to enter into definitive documentation at a later date to: (i) exercise the VRM Warrants to purchase that number of shares capped at 33.33% of the then outstanding Common Stock at the time of exercise (the “Warrant Exercise”), (ii) surrender to the Company any remaining unexercised VRM Warrants, or portions thereof, for termination, (iii) contemporaneous with the Warrant Exercise, terminate its agreement to hold no more than 9.99% of the outstanding Common Stock of the Company, (iv) subject to certain conditions, grant proxy voting rights to the MSP Principals over an amount of shares of Common Stock issuable to Virage from the Warrant Exercise such that the MSP Principals will have voting control over 51% of the total outstanding Parent Class A Common Stock, and (v) terminate any obligation of the Company to satisfy the Required Monthly Issuance, and instead add the calculated 1% Fee to the interest payable of the VRM Full Return obligation. These proposed transactions under the Virage Term Sheet are subject to, among other things, further negotiation and the execution of definitive agreements, regulatory approvals, and shareholder approvals if required by the Nasdaq Stock Market; as a result, there can be no guarantee that the transactions thereby will be consummated.

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

In addition, under the Operational Collection Floor (as defined below), HPH agreed to extend up to $3.3 million (with a 40% original issue discount) to fund the acquisition of additional Claims, which further collateralize the Working Capital Credit Facility. On October 2, 2024, the Company acquired the recovery rights to additional Medicare Secondary Payer Claims from an existing Assignor consisting of more than 450,000 Medicare members, as documented by the Assignor.

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

MSP RECOVERY, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Hazel Working Capital Credit Facility

As of the date of this filing, no funding capacity remains under the Working Capital Credit Facility or Operational Collection Floor.

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

Under the Operational Collection Floor, the Company received during 2024: (i) $12.3 million for working capital, and (ii) $2.0 million for the purpose of acquiring the New Claims. For six months ended June 30, 2025, the Company received $1.75 million of working capital under the Operational Collection Floor. Pursuant to the Working Capital Credit Facility, HPH had, at its sole discretion, increase the Operational Collection Floor by an amount of up to $6.0 million, to be funded over a period of three to six months. During the six months ended June 30, 2025, HPH exercised that discretion and funded $5.5 million for working capital and $0.55 million for restructuring costs from the increase to the Operational Collection Floor.

Corporate Restructuring

As previously disclosed in our Form 8-K dated June 5, 2025, the agreements set forth in the term sheets associated with the contemplated transactions which were part of the corporate restructuring previously disclosed have been terminated. On May 30, 2025, Hazel delivered written notice terminating the Term Sheet, asserting that the parties had failed to execute definitive agreements and satisfy the related conditions precedent by the April 30, 2025 deadline. In its termination notice, Hazel committed to making one additional funding advance, which was funded in the amount of $0.8 million on June 2, 2025. Hazel funded a $0.55 million loan to the Company for costs incurred in connection with the Term Sheet. Additionally, on June 4, 2025, Virage delivered notice that it was terminating, and no longer considered itself bound by the Term Sheet, citing Hazel’s termination as the basis for its decision.

Note 4. INVESTMENT IN EQUITY METHOD INVESTEES

The Company holds four investments which are accounted for using the equity method: MAO-MSO Recovery II LLC Series PMPI (“Series PMPI”), MAO-MSO Recovery LLC, MAO-MSO Recovery II LLC (both collectively the “MAO-MSO entities”) and VRM MSP.

Series PMPI is a series of MAO-MSO Recovery II LLC. The Company exercises significant influence over the operating and financial activities of Series PMPI, but does not exercise control of the entity. In accordance with Series PMPI’s operating agreement, the controlling member is entitled to a preferred return of 20% per annum (the “Preferred Return”). Once the Preferred Return has been met, the controlling member is entitled to 50% of Claims recoveries by PMPI. The noncontrolling member is allocated 100% of the costs of PMPI. Since the Preferred Return exceeds the total members’ equity of PMPI as of both June 30, 2025 and December 31, 2024, the value of the equity method investment in the condensed consolidated balance sheet is $0.

The MAO-MSO entities are Delaware limited liability companies formed as master series entities whose central operations are to form other series legal entities that will hold and pursue Claims recovery rights. The MAO-MSO entities are not designed to hold or pursue Claims recoveries themselves. The Company holds a 50% economic interest in both entities, and has significant influence through its equity investment, but does not control either entity. As equity method investments, the Company recognizes its proportionate share of net earnings or losses as equity earnings in Other income. The activity of these entities has been insignificant for the three and six months ended June 30, 2025 and 2024. Since the Company did not make a contribution to the MAO-MSO entities and the entities have recorded losses, the value of the equity method investment in the consolidated balance sheets is $0 as of both June 30, 2025 and December 31, 2024.

MSP RECOVERY, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Summary financial information for equity accounted investees, not adjusted for the percentage ownership of the Company is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Revenue	$187	$—	$187	$7
Amortization	$—	$500	$—	$1,000
Other expenses	$9	$9	$20	$19
Income (Loss)	$178	$(509)	$167	$(1,012)

	As of
(in thousands)	June 30, 2025	December 31, 2024
Total Assets	$772	$928
Total Liabilities	$985	$762

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

Intangible assets, net consists of the following:

	As of
(in thousands)	June 30, 2025	December 31, 2024
Intangible assets, gross	$3,121,859	$3,121,859
Accumulated amortization	(1,460,921)	(1,223,636)
Net	$1,660,938	$1,898,223

For the three and six months ended June 30, 2025 and 2024, claims amortization expense was $118.6 million and $237.3 million, and $121.0 million and $242.0 million, respectively.

Future amortization for CCRAs, for the remainder of 2025 and thereafter is expected to be as follows:

(in thousands)	CCRAs Amortization
2025	$237,276
2026	474,554
2027	474,554
2028	474,554
Total	$1,660,938

The Company monitors intangible assets for potential impairment indicators, including, but not limited to, assumptions regarding the amount and timing of future collections derived from its CCRAs. The Company continues to pursue recoveries from various parties under rights held through its CCRAs; however, extended delays may result in future impairment of the Company’s intangible assets.

During the three months ended June 30, 2025, the Company updated the recoverability analysis on the definite-lived CCRA intangible assets performed as of December 31, 2024. The Company did not identify any new impairment indicators outside of the ones already disclosed in its evaluation of its definite-lived intangible assets in financial statements included in the 2024 Form 10-K. There are inherent risks in our business which could impact the recoverability analysis. As a result, factors may change in the future that could negatively impact our recoverability of the CCRAs, and may result in an impairment charge. Based on the analysis, the carrying value of the Company’s CCRA intangible assets was deemed to be recoverable as of June 30, 2025.

MSP RECOVERY, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table presents the changes in the Company’s intangibles assets for the six months ended June 30, 2025:

(in thousands)	Intangible Assets
Balance as of December 31, 2024	$1,898,223
Amortization expense	(237,285)
Balance as of June 30, 2025	$1,660,938

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

Total assets and liabilities included in its condensed consolidated balance sheets for these VIEs were $1.2 billion and $3.4 million, respectively, as of June 30, 2025 and $1.4 billion and $0.4 million, respectively, as of December 31, 2024. The assets at June 30, 2025 and December 31, 2024 include the intangible assets, net included in the Series of $1.0 billion and $1.2 billion, respectively.

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

Total assets and liabilities for these VIEs were $0.8 million and $1.0 million, respectively, at June 30, 2025 and $0.9 million and $0.8 million, respectively, at December 31, 2024.

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

See Note 4, Investment in Equity Method Investees, for additional information on this VRM MSP transaction.

MSP RECOVERY, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 7. CLAIMS FINANCING OBLIGATIONS AND NOTES PAYABLE

Based on claims financing obligations and notes payable agreements, as of June 30, 2025 and December 31, 2024, the present value of amounts owed under these obligations were $736.3 million and $673.6 million, respectively, including capitalized interest. In addition, as of June 30, 2025 and December 31, 2024, the Company has $12.3 million and $12.2 million of advances from Yorkville, respectively. The weighted average interest rate is 15.4% based on the current book value of $736.3 million with rates that range from 0% to 20%.

As of June 30, 2025, the minimum required payments on these agreements are $875.3 million. Certain of these agreements have priority of payment regarding any proceeds until full payment of the balance due is satisfied. The maturity of the commitments range from the date sufficient claims recoveries are received to cover the required return or in some cases by 2031.

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

Pursuant to the CPIA, as amended, the Company granted a warrant (the “CPIA Warrant”) entitling Holder to purchase Class A common shares in the Company (the “Class A Shares”) up to a maximum amount of 106,667 (the “Amount”) for a purchase price equal to $6,666.67 ($0.0625 per Class A Share), and is payable in cash. This CPIA Warrant will expire at 5:00 p.m. (Eastern Time), on September 30, 2027 and may be exercised in whole or in part by Holder at any time prior to such date. The Holder can only sell a maximum of 15% per month of the Class A Shares obtained through the Warrant. In exchange for the Company issuing the Warrant, the amounts owed to the Holder pursuant to CPIA are amended to equal $80 million.

In exchange for issuance of the CPIA Warrant, amounts owed to the Holder pursuant to CPIA were reduced from approximately $143 million to equal $80 million (the “Reduced Obligation”), and no further interest will accrue. The Holder has the right to receive the $80 million owed through (1) proceeds as outlined in the CPIA, (2) cash paid by the Company or (3) monetization of the CPIA Warrant (through the sale of the CPIA Warrant or sale of the underlying Class A Shares). If the Holder monetizes the CPIA Warrant, the amount owed will be reduced at a measure of $750.00 per Class A Share (five-day volume weighted average price as of September 30, 2022).

In connection with the Amendment and Warrant Agreement, the Holder also executed a Stock Pledge Agreement (the “Pledge Agreement”) with Legacy MSP founders, John H. Ruiz and Frank C. Quesada (the “Founders”). As part of the Pledge Agreement, the Founders agreed to pledge 80 thousand shares to secure payment of the original principal amount of the CPIA; provided, that if any time prior to September 30, 2024, if the pledge agreement had not terminated, and the per share price of the pledged shares dropped below $0.60 (before 2023 and 2024 Reverse stock splits), then additional shares were required to be pledged by the Founders to bring the number of pledged shares to a value based on the value on that date to $36.0 million (minus amounts received in satisfaction of the obligation). Holder has raised a dispute relating to the total number of shares that the Founders were required to pledge under the Pledge Agreement; however, before any pledged shares may be transacted upon, Holder must have monetized the CPIA Warrant. As of the date of this report, Holder has not monetized the CPIA Warrant. As the Company has an obligation to pay this indebtedness through cash proceeds from certain purchased claims recovery rights, the $80.0 million of amounts owed as of June 30, 2025 was included as Claims financing obligation and notes payable on the condensed consolidated balance sheet.

The Founders did not exercise the option to repurchase the CPIA Warrant on or before June 30, 2023. The Company recognizes the CPIA Warrant at fair value which, considering the price of the Company’s common stock was below $750.00 as of June 30, 2025, it was determined to be zero.

Hazel Working Capital Credit Facility and Purchase Money Loan

Working Capital Credit Facility

As of the date of this filing, no funding capacity remains under the Working Capital Credit Facility or Operational Collection Floor.

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

MSP RECOVERY, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Under the Operational Collection Floor, the Company received during 2024: (i) $12.3 million for working capital, and (ii) $2.0 million for the purpose of acquiring the New Claims. For six months ended June 30, 2025, the Company received $1.75 million of working capital under the Operational Collection Floor. Pursuant to the Working Capital Credit Facility, HPH had the sole discretion to increase the Operational Collection Floor by an amount of up to $6.0 million. During the six months ended June 30, 2025, HPH exercised that discretion and funded $5.5 million for working capital and $0.55 million for restructuring costs from the increase to the Operational Collection Floor.

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

Amounts borrowed and obligations under the Purchase Money Loan and the Working Capital Credit Facility are secured by a pledge of proceeds from specific Claims in the Company’s Claims portfolio, with the lien securing the Purchase Money Loan being subordinated and junior to the lien securing the Working Capital Credit Facility. Pursuant to the Second Amended and Restated First Lien Credit Agreement, and in order to secure those additional advances of Term Loan B beginning in January 2024, the following was provided as additional collateral: (i) a pledge of proceeds from certain Claims in the Company’s Claims portfolio, up to $14 million; (ii) a pledge of the equity interests in an Affiliate of Messrs. John H. Ruiz and Frank C. Quesada; (iii) a mortgage on real property owned by an Affiliate of Messrs. John H. Ruiz and Frank C. Quesada; and (iv) a personal guaranty by Messrs. John H. Ruiz and Frank C. Quesada, as primary obligors, guaranteeing those additional advances of Term Loan B beginning in January 2024. On December 22, 2023, our Board approved the Company’s payment of certain costs and fees (including legal fees) on behalf of John H. Ruiz and Frank C. Quesada, associated with a mortgage granted in connection with said guaranty, totaling $0.1 million. On April 1, 2025, in connection with the increased funding under the Operational Collection Floor, the pledge, mortgage, and personal guaranty in (ii) through (iv) above was increased by $3.25 million to $17.25 million.

Loans under the Working Capital Credit Facility accrue interest at a Term Secured Overnight Financing Rate for 12-month interest period, plus an applicable margin of 10% per annum. Accrued interest on the Working Capital Credit Facility is payable in kind and are capitalized. The Working Capital Credit Facility has a stated maturity date of March 31, 2026, which HPH may extend for up to one year in its sole discretion. The Purchase Money Loan accrues interest at a rate of 20% per annum, payable in kind or in cash at the Company’s discretion. The Purchase Money Loan has a maturity date of March 31, 2026, extendable up to one year in Hazel’s sole discretion.

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

MSP RECOVERY, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Nomura Promissory Note

On May 27, 2022, the Company issued an unsecured promissory note to Nomura (as amended on April 12, 2023; November 13, 2023; March 26, 2024; April 28, 2025; and June 26, 2025 the “Nomura Note”). The Nomura Note carries a principal amount of approximately $33.7 million related to advisory fees and deferred underwriting fees and expenses that became due and payable by the Company to Nomura, in connection with the consummation of the Business Combination. The Nomura Note is payable in kind or in cash, at the Company’s discretion, accrues interest at 16% per annum, and matures on November 30, 2026. Upon two days prior written notice to Nomura, the Company may prepay all or any portion of the then outstanding principal amount under the Nomura Note together with all accrued and unpaid interest thereon. The balance of the unsecured Nomura Note and related interest are included within Claims financing obligations and notes payable in the consolidated balance sheet.

Under the Nomura Note, 50% of the aggregate proceeds under the Yorkville SEPA will be used to pay amounts outstanding under the Amended and Restated Nomura Promissory Note (first towards accrued and unpaid interest, if any, then towards principal) and the remaining 50% of such proceeds will be used to pay amounts due under the Convertible Notes, if any, or be paid to the Company after the Convertible Notes are fully repaid. On June 26, 2025, Nomura agreed to waive its entitlement to receive up to $3.0 million of proceeds from the Yorkville SEPA, subject to certain limitations described therein.

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

Pursuant to the Yorkville Convertible Notes, Yorkville has the option, subject to certain limitations, of exchanging on one or more occasions all or part of the then outstanding balance under a given note for shares of our Class A Common Stock at a conversion price equal to the lower of: (i) a fixed price equaling 120% of VWAP the day prior to the date of the closing of each tranche (the “Fixed Price”), or (ii) a variable price equaling 95% of the lowest daily VWAP during the seven consecutive trading days immediately preceding the exchange (the “Variable Price”), but in no event may the variable price be lower than $1.00 per share (the “Floor Price”). With respect to the initial Convertible Note issued on November 15, 2023, the Fixed Price equals $200.5625 per share, with respect to the second Convertible Note issued on December 11, 2023, the Fixed Price equals $92.84 per share, and with respect to the third Convertible Note issued on April 8, 2024, the Fixed Price equals $37.625 per share. On August 5, 2025, the Company and Yorkville reached an agreement to reduce the Floor Price under the Yorkville SEPA from $1.00 to $0.50.

As required pursuant to the Second Amended and Restated Nomura Promissory Note, 50% of the aggregate proceeds under the Yorkville SEPA will be used to repay amounts outstanding under the Nomura Note (first towards accrued and unpaid interest, if any, then towards principal) and the remaining 50% of such proceeds will be used to repay amounts due under the Yorkville Convertible Notes, if any, or be paid to the Company after the Yorkville Convertible Notes are fully repaid. Pursuant to the Third Virage MTA Amendment, 25% of the Company’s portion of any net proceeds from the Yorkville SEPA would be used to pay down the VRM Full

MSP RECOVERY, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Return after the Yorkville Convertible Notes are fully satisfied. On June 26, 2025, Nomura agreed to waive its entitlement to receive up to $3.0 million of proceeds from the Yorkville SEPA, subject to certain limitations.

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

MSP RECOVERY, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

During the six months ended June 30, 2025, the Company sold 700,000 shares of Class A Common Stock to Yorkville, respectively, pursuant to investor and/or advance notices delivered under the Yorkville SEPA at prices between $1.33 and $2.51 per share. The proceeds therefrom were used to: (i) reduce amounts owed under Yorkville Note #1 by $0.6 million, and (ii) $0.7 million to fund operations of the Company. As we have sold substantially all of the 2.0 million shares currently registered for resale to Yorkville, we need to file with the SEC one or more additional registration statements to register under the Securities Act the resale by Yorkville of any additional shares of our common stock, and the SEC would have to declare such registration statement or statements effective before we could sell additional shares. There can be no assurances of such events occurring or the timing of such events occurring.

On June 5, 2025, the Company and Yorkville reached an agreement to reduce the Floor Price under the Yorkville SEPA from $3.75 to $1.00. On August 5, 2025, the Company and Yorkville reached an agreement to reduce the Floor Price under the Yorkville SEPA from $1.00 to $0.50.

On June 26, 2025, the Company and Yorkville entered into a Supplemental Agreement to the Yorkville SEPA, whereby Yorkville agreed to increase the amount of pre-paid advances by up to $3.0 million, to be advanced in multiple tranches. On June 27, 2025, July 16, 2025 and August 8, 2025, Yorkville funded principal amounts of $0.75 million pursuant to additional Convertible Notes for $0.75 million each, with terms substantially the same as the previous Convertible Notes, issued pursuant to the Yorkville SEPA. Yorkville may convert the Convertible Notes into shares of the Company’s common stock at a conversion price equal to the lower of the Fixed Price (as defined in each Convertible Note) or 95% of the lowest daily VWAP during the five consecutive trading days immediately preceding the date of the conversion (the “Conversion Price”), which in no event may the Conversion Price be lower than the Floor Price of $0.50, provided that the number of shares issued does not cause Yorkville to exceed the 9.99% ownership limitation.

The Yorkville SEPA is currently the Company’s sole source of liquidity to meet short term obligations. If Yorkville is unwilling or unable to provide liquidity, the Company may be forced to initiate an insolvency proceeding or seek protection under U.S. bankruptcy laws, which could include a court-supervised reorganization or a liquidation of the Company’s assets.

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

The fair value of the combined embedded derivative was $0.1 million and $0.2 million as of June 30, 2025 and December 31, 2024.

For the three months ended June 30, 2025, the fair value of the embedded derivative decreased resulting in other income of $36.0 thousand and for the six months ended June 30, 2025, the fair value of the embedded derivative decreased resulting in other income of $0.1 million. For the three months ended June 30, 2024, the fair value of the embedded derivative decreased resulting in other income of $75.0 thousand and for the six months ended June 30, 2024, the fair value of the embedded derivative increased resulting in other loss of $78.0 thousand.

Note 8. WARRANT LIABILITY

As of June 30, 2025, the Company had recognized a warrant liability for the following securities which are convertible into, or allow the purchase of, our Class A Common Stock, including: (i) 2,950,157 Public Warrants outstanding, each exercisable to purchase 1/625th of one share of our Class A Common Stock (but only exercisable in lots of 625 to purchase whole shares); (ii) the CPIA Warrant, exercisable to purchase 106,667 shares of Class A Common Stock at a purchase price of $0.0625 per share; (iii) the VRM Warrants, of which 10 are exercisable to purchase a total of 9,751,339 shares of Class A Common Stock at a purchase price of $0.0025 per share, and two that are exercisable to purchase a total of 9,610,600 Class A Common Stock at a purchase price of $0.0001 per share; and (iv) warrants to Virage Recovery Participation, LP, exercisable to purchase 100,000 shares of Class A Common Stock at a purchase price of $0.0025 per share.

The warrant liability includes the mark-to-market fair value of the warrants discussed above. The fair value of the warrant liability is derived considering the potential shares issuable for each warrant and using the price of the Company’s Class A Common Stock as of the most recent balance sheet date, which is a quoted price in active markets.

MSP RECOVERY, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The table below presents a roll-forward of the warrant liability from December 31, 2024 to June 30, 2025:

(in thousands)	Warrant Liability
Balance at December 31, 2024	$(22,373)
Issuance of warrants	(22,033)
Change in fair value of outstanding warrants	17,347
Balance at June 30, 2025	$(27,059)

The table below presents a summary of activity of the shares underlying the warrants from December 31, 2024 to June 30, 2025:

		Weighted Average
	# of Shares	Exercise Price
Balance at December 31, 2024	9,962,727	$0.0032
Issued	9,610,600	$0.0001
Balance at June 30, 2025	19,573,327	$0.0017

See Note 1, Description of the Business, for discussion of the terms of the Public Warrants and New Warrants, to Note 3, Material Agreements, for discussion of the terms of the VRM Warrants, and to Note 7, Claims Financing Obligations and Notes Payable for discussion of the terms of the CPIA Warrant.

Note 9. NON-CONTROLLING INTEREST

The non-controlling interest balance primarily represents the Up-C Units of the Company held by the Members. The following table summarizes the ownership of Units in the Company as of June 30, 2025:

	Common Stock	Ownership Percentage
Ownership of Class A Common Stock	4,920,520	59.7%
Ownership of Class V Common Stock	3,323,146	40.3%
Balance at end of period	8,243,666	100.0%

The non-controlling interest holders have the right to exchange Up-C Units, at the Company’s option, for (i) cash or (ii) one share of Class A Common Stock, subject to the provisions set forth in the LLC Agreement. As such, future exchanges of Up-C Units by non-controlling interest holders will result in a change in ownership and reduce or increase the amount recorded as non-controlling interest and increase or decrease additional paid-in-capital or retained earnings when the Company has positive or negative net assets, respectively. As of June 30, 2025, 1.7 million Up-C Units have been exchanged into shares of Class A Common Stock.

In addition to the non-controlling interest related to Up-C Units, the Company also has non-controlling interests related to the Series as noted in Note 6, Variable Interest Entities, and MAO-MSO Recovery LLC Series FHCP (“FHCP”), which is a non-wholly owned subsidiary of MSP Recovery, LLC. In accordance with FHCP’s operating agreement, the noncontrolling member is entitled to a preferred return of 20% per annum (the “Preferred Return”). Once the Preferred Return has been met, the noncontrolling member is entitled to 80% of Claims recoveries by FHCP. The controlling member is allocated 100% of the costs of FHCP. Since the Preferred Return exceeds the total members’ equity of FHCP as of both June 30, 2025 and December 31, 2024, non-controlling interest also includes $4.4 million and $4.4 million, respectively, representing the entire members’ equity of FHCP.

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

Investigations

On August 11, 2022, the Securities and Exchange Commission (the “SEC”) initiated an investigation of the Company, and requested documents relating to, among other matters, the Business Combination transaction with Lionheart Acquisition Corporation II consummated on May 23, 2022, certain historical and projected financial results, investor agreements, and data analytic platforms and Algorithms. The Company received a subpoena dated March 1, 2023 from the SEC regarding the aforementioned subject matter, and subsequently received a subpoena on May 10, 2023, in connection with the investigation relating to, among other matters, the Company’s projections and the accounting and valuation of certain assets that were the basis for the Company’s determination that its quarterly financial statements for the periods ended June 30, 2022 and September 30, 2022 require restatements and should no longer be relied upon, as disclosed in the Company’s Form 8-K on April 14, 2023. On August 16, 2023, the Company received an additional subpoena from the SEC regarding certain funding sources of the Company prior to the Business Combination, various statements and disclosures by the Company in connection with, and following, the Business Combination, certain historical and projected financial results, and data analytic platforms and Algorithms used to identify potential recoveries. On June 16, 2025, an officer of the Company received a subpoena from the SEC requesting additional documentation, and on July 21, 2025, three additional officers of the Company were served with similar subpoenas.

In addition, on March 10, 2023, the Company received a subpoena from the U.S. Attorney’s Office (“USAO”) in connection with a grand jury investigation in the U.S. District Court for the Southern District of Florida requesting certain information concerning the Company, which subpoena requests documents relating to, among other matters, the Company’s proprietary Algorithms and other software used to identify potentially recoverable claims, the drop in the price of the Company’s common stock following the Business Combination, and certain marketing materials and investment agreements presented to potential investors. On July 18, 2024, the Company received an additional subpoena from the USAO, requesting documents related to a Company press release. To the best of the Company’s knowledge, the Department of Justice has not issued any target letters to anyone associated with the Company as a result of this investigation. (The United States Attorney’s Manual states that a “target” is a person as to whom the prosecutor or the grand jury has substantial evidence linking him or her to the commission of a crime and who, in the judgment of the prosecutor, is a putative defendant.).

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

On August 10, 2023, the Company sued Cano in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida for declaratory relief and anticipatory breach of the Cano CCRA, Cano Purchase Agreement, and a Service Agreement (collectively, the “Cano Agreements”) between the parties. On the same day, Cano sued the Company in the same court, alleging fraud in the inducement, breach of contract, tortious interference, and unjust enrichment relating to the Cano Agreements. The Company has a $5.0 million receivable outstanding from Cano; however, due to Cano’s Quarterly Report on Form 10-Q filings for the periods ending June 30, 2023 and September 30, 2023, which include a substantial doubt about Cano’s ability to continue as a going concern, and Cano’s subsequent filing of voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code on February 4, 2024, the Company established a reserve for the balance due under such receivable during 2023. These matters were automatically stayed as a result of Cano’s bankruptcy filing. As of June 28, 2024, the Debtors’ Plan has been confirmed and declared effective. The automatic stay of litigation has been lifted and the litigation has re-commenced under new scheduling orders.

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

Shareholder Litigation

On May 7, 2025, Lionheart Equities, LLC, the sponsor of Lionheart Acquisition Corporation II, and certain of the Company’s current and former directors and officers were named as defendants in a putative class action lawsuit filed in the Court of Chancery of the State of Delaware (the “Court”), Stanley v. Lionheart Equities, LLC, No. 2025–0505–LWW (Del. Ch. filed May 7, 2025) (the “Shareholder Litigation”). The complaint alleges fiduciary-duty breaches and unjust enrichment, and seeks damages in an unspecified amount. The defendants intend to vigorously defend their position in the Shareholder Litigation. As the Shareholder Litigation is in preliminary stages, and the nature of litigation outcomes is inherently uncertain, it is the opinion of the Company’s management, based upon the information available at this time and the stage of the proceedings, that it is not possible to determine the probability of loss or estimate of damages, and therefore, the Company has not established a reserve.

Note 11. FAIR VALUE MEASUREMENTS

The Company has no assets that are measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024. Liabilities measured at fair value on a recurring basis as of June 30, 2025, are summarized as follows:

(in thousands)	Level	June 30, 2025	December 31, 2024
Derivative liability	3	$104	$211
Warrant liability	2	27,059	22,373
Total		$27,163	$22,584

The following table details the roll-forward of the Level 3 liabilities during the six months ended June 30, 2025:

(in thousands)
Balance at December 31, 2024	$211
Change in fair value of derivative liability	(116)
Issuance of note	9
Balance at June 30, 2025	$104

As of June 30, 2025, the beneficial conversion feature within the Yorkville SEPA is treated as an embedded derivative liability and changes in the fair value were recognized in the change in fair value of warrant and derivative liabilities in the condensed consolidated statements of operations. The embedded derivative liability was valued at each of the respective issuance dates and at year-end using the following market-based inputs:

	June 30, 2025	December 31, 2024
Price of Common Stock	$1.39	$2.27
Volatility	75%	60%
Market Risk Spread	10.29%	9.56%
Expected Term (in years)	1.42 - 1.67	0.75

Note 12. RELATED PARTY TRANSACTIONS

Loans from Related Parties

The Company has an unsecured promissory note in an aggregate principal amount of $112.8 million (the “Promissory Note”) to John H. Ruiz and Frank C. Quesada, the Company’s Chief Executive Officer and director and Chief Legal Officer and director, respectively (collectively, the “MSP Principals”), in exchange for the MSP Principals agreeing to provide cash to pay transaction costs related to the Merger, pay down affiliate payable balances, and provide operating cash to the Company. In addition to the amounts in the Promissory Note, at the merger date with LCAP, the MSP Principals contributed $13.0 million through funds that had been loaned to VRM MSP to cover related service fees. The Promissory Note as well as the amount contributed at the merger date bear interest at an annual rate of 4%, payable in kind. The Promissory Note has a maturity date of June 16, 2026, and the amount contributed at the merger date matures on October 31, 2026. The Promissory Note is payable by the Company at any time, without prepayment penalties,

MSP RECOVERY, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

fees, or other expenses. During both the three and six months ended June 30, 2025 and 2024, the Company recorded $1.3 million and $2.5 million, respectively, of interest expense related to the Promissory Note and amount contributed at the merger.

A portion of the proceeds under the Promissory Note in an amount equal to $36.5 million was advanced to the Law Firm, an affiliate of certain Members, for certain operating expenses pursuant to a legal services agreement. During the third quarter of 2024, the Company amortized all remaining advances to the Law Firm, therefore has a balance of $0 as of both June 30, 2025 and December 31, 2024. The advances of Law Firm expenses are reflected in Professional fees – legal within the condensed consolidated statement of operations. The advances are expensed as incurred, as the Company does not have recourse to any amounts incurred should Law Firm fail to secure recoveries, although it does have recourse to any amounts advanced that have not been incurred as an expense.

Under the Company’s Legal Services Agreement with the Law Firm dated May 23, 2022 (the “LSA”), the Company shall advance certain of Law Firm’s monthly expenses, including payroll and overhead; however, should Law Firm earn fees under the legal service agreements (the “Existing LSAs”) noted below, net of pre-existing obligations including payments to co-counsel sufficient to cover its monthly expenses, Company is entitled to reimbursement of the advance of said monthly expenses. Further, to the extent that Law Firm earns a surplus of fees in excess of its monthly expenses, said surplus shall be used to reimburse past amounts of Law Firm’s monthly expenses that Company advanced. For the three and six months ended June 30, 2024, $3.0 million and $6.0 million, respectively, of the $36.5 million advanced by the Company to the Law Firm has been incurred for expenses pursuant to the legal services agreement. There were no amounts expensed during the three and six months ended June 30, 2025 related to the legal services agreement.

As discussed above, on April 14, 2025, the Company entered into Amendment No. 1 to the LSA, which: (i) terminated any obligation by the Company or its subsidiaries to provide further advances to fund the Law Firm, and (ii) provides that any Compensation, as defined therein, earned by the Law Firm will first be used to repay the balance of funds advanced by Opco to the Law Firm pursuant to the LSA.

Founders’ Pledge – Claims Proceeds Investment Agreement

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

As of June 30, 2025 and December 31, 2024, the Company had a payable to the Law Firm amounting to $1.2 million and $1.8 million, respectively. For the three and six months ended June 30, 2024, $3.0 million and $6.0 million, respectively, was included in Professional fees – legal, for expenses related to the Law Firm in the condensed consolidated statements of operations. There were no professional fees – legal expenses related to the Law Firm in the condensed consolidated statements of operations three and six months ended June 30, 2025.

In addition, during fiscal year 2023, the Company issued an unsecured promissory note in an aggregate principal amount of $4.95 million to the Law Firm, to provide general operational funding (the “Law Firm Loan”). The aggregate unpaid principal amount of this promissory note is due 24 months from the date of the most recent advance from the Hazel Credit Agreement is made. As of June 30, 2025, this promissory note was due on September 3, 2026. This promissory note does not carry interest and is payable by the Company at any time, without prepayment penalties, fees, or other expenses. On March 4, 2024, the Board authorized the partial repayment of the Law Firm Loan in the amount of $0.4 million, which funds were to be used for the express purpose of paying property taxes on real property owned and pledged by the MSP Principals to HPH as collateral in connection with the Working Capital Credit Facility.

For the three and six months ended June 30, 2025 and 2024, Cost of revenue included $0.1 million and $0.7 million, and $3.4 thousand and $42.6 thousand, respectively, of related party expenses

The Law Firm may also collect and/or hold cash on behalf of the Company in the ordinary course of business. As of June 30, 2025 and December 31, 2024, $0.9 million and $0.8 million, respectively, was due from the Law Firm and included in the condensed consolidated balance sheets in Affiliate Receivable.

MSP RECOVERY, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On April 14, 2025, Opco entered into Amendment No. 1 to its LSA with the Law Firm dated May 23, 2022, which: (i) terminates any obligation by the Company or its subsidiaries to provide further advances to fund the Law Firm, and (ii) provides that any Compensation, as defined therein, earned by the Law Firm will first be used to repay the balance of funds advanced by Opco to the Law Firm pursuant thereto.

MSP Recovery Aviation, LLC

The Company may make payments related to operational expenses on behalf of its affiliate, MSP Recovery Aviation, LLC (“MSP Aviation”). The Company has made payments in the periods of the financial statements only related to specifically billed flights. As of both June 30, 2025 and December 31, 2024, $0.2 million was due from MSP Aviation, which is included in the condensed consolidated balance sheets in Affiliate Receivable. In addition, as of June 30, 2025, there was $0.1 million due to MSP Aviation which is included in the condensed consolidated balance sheets in Affiliate Payable; there was no such payable as of December 31, 2024. For the three and six months ended June 30, 2025 and 2024, $0.1 million and $0.2 million, and $46.6 thousand and $91.7 thousand, respectively, was included in General and Administrative expenses related to MSP Aviation in the condensed consolidated statements of operations.

Funds Held for Other Entities

The Company may collect and/or hold cash on behalf of its affiliates in the ordinary course of business. As of both June 30, 2025 and December 31, 2024, $19.8 million was due to affiliates of the Company and included in the condensed consolidated balance sheets in Affiliate Payable. These amounts were primarily due to Series MRCS, and will be repaid either through excess cash flows from operations or other financing. The Company also has a note payable with Series MRCS, which as of both June 30, 2025 and December 31, 2024, the balance was $0.5 million and included in the condensed consolidated balance sheets in Claims financing obligation and notes payable.

As of both June 30, 2025 and December 31, 2024, there were additional receivables from other affiliates of $0.2 million. These were included in the condensed consolidated balance sheets in Affiliate Receivable.

VRM MSP

The Company concluded that VRM MSP is a related party due to ownership interests in the entity held by the MSP Recovery and Series MRCS. For the three and six months ended June 30, 2025 and 2024, the Company recorded $91.2 million and $179.1 million, and $76.1 million and $149.5 million, respectively, for interest expense related to the VRM Full Return and Virage MTA Amendment.

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

In connection with negotiations to restructure the Company’s obligations under the MTA, on February 18, 2025, the Company entered into a term sheet agreement with Virage (the “Virage Term Sheet”) to amend the MTA, whereby Virage and the Company agreed, subject to certain conditions, which have not been met as of the date of this Quarterly Report on Form 10-Q, to enter into definitive documentation at a later date to, among other things, terminate any obligation of the Company to satisfy the Required Monthly Issuance, and instead add the calculated 1% Fee to the interest payable of the VRM Full Return obligation. These proposed transactions under the Virage Term Sheet are subject to, among other things, further negotiation and the execution of definitive agreements, regulatory approvals, and shareholder approvals if required by the Nasdaq Stock Market; as a result, there can be no guarantee that the transactions thereby will be consummated. Refer to “VRM Warrant Issuance and Restructuring” within Note 3, Material Agreements, for additional information on the Monthly Virage Warrants.

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

MSP RECOVERY, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Significant expenses regularly provided to the CODM are Claims Amortization Expense, Interest Expense, General & Administrative, and Professional Fees as reported on the face of the income statement. The table below presents the Company’s significant segment expenses and a reconciliation of Significant Segment expenses and other segment items to Net Loss, the CODM’s primary measure of performance:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
Total Revenues	$536	$337	$1,373	$6,338
Less:
Significant Expenses:
Claims amortization expense	(118,638)	(121,006)	(237,285)	(242,020)
General and administrative	(4,389)	(6,250)	(9,707)	(11,816)
Professional fees	(2,129)	(4,362)	(4,651)	(8,782)
Professional fees – legal	—	(3,466)	(450)	(6,933)
Interest expense	(124,747)	(101,990)	(243,532)	(199,943)
Significant Expenses	(249,903)	(237,074)	(495,625)	(469,494)
Other Segment Items (1)	(7,587)	(24,889)	(16,443)	(74,708)
Net Loss	$(241,780)	$(211,848)	$(477,809)	$(388,448)
(1)
Includes Cost of revenues, Depreciation and amortization, Change in fair value of warrant and derivative liabilities, and Other income (expense), net, as reported in our consolidated statements of operations.

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

MSP RECOVERY, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The following table sets forth the computation of basic and diluted earnings per share of Class A Common Stock:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and per share data)	2025	2024	2025	2024
Numerator - basic and diluted:
Net loss	$(241,780)	$(211,848)	$(477,809)	$(388,448)
Less: Net loss attributable to the non-controlling interests	98,604	186,712	213,032	344,430
Net loss attributable to MSP Recovery, Inc.	$(143,176)	$(25,136)	$(264,777)	$(44,018)

Denominator – basic and diluted:
Weighted-average shares of Class A common stock outstanding – basic	4,912,238	676,969	4,263,859	638,762
Weighted-average shares of Class A common stock outstanding – dilutive	4,912,238	676,969	4,263,859	638,762

Earnings per share of Class A common stock – basic	$(29.15)	$(37.13)	$(62.10)	$(68.91)
Earnings per share of Class A common stock – diluted	$(29.15)	$(37.13)	$(62.10)	$(68.91)

Shares of the Company’s Class V Common Stock do not participate in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class V Common Stock under the two-class method has not been presented.

In the calculation for earnings per share for the three and six months ended June 30, 2025, the Company excluded from the calculation of diluted earnings per share: (i) 3,323,146 shares of Class V Common Stock; (ii) 2,950,157 Public Warrants outstanding; (iii) 106,667 shares issuable upon the exercise of the CPIA Warrant; (iv) 894,754,824 New Warrants outstanding; (v) 19,361,939 shares issuable to Virage upon exercise of the VRM Warrants; and (vi) 100,000 shares issuable to Virage upon exercise of the VRP warrant, because their effect would have been anti-dilutive.

In the calculation for earnings per share for the three and six months ended June 30, 2024, the Company excluded from the calculation of diluted earnings per share: (i) 5,001,492 shares of Class V Common Stock; (ii) 2,950,157 Public Warrants outstanding; (iii) 106,667 shares issuable upon the exercise of the CPIA Warrant, (vi) 894,754,824 shares of New Warrants outstanding; and (v) 4,290,343 shares issuable to Virage upon exercise of the VRM Warrants, because their effect would have been anti-dilutive.

Note 15. SUBSEQUENT EVENTS

One Big Beautiful Bill Act

On July 4th, 2025, H.R.1, commonly referred to as “One Big Beautiful Bill Act (“OBBB”), was signed into law by the president of the United States. The OBBB includes a broad range of tax reform provisions affecting businesses, including extending and modifying certain key Tax Cuts & Jobs Act provisions, and expanding certain Inflation Reduction Act incentives while accelerating the phase-out of others. The Company is currently evaluating the impact of the OBBB on its condensed consolidated financial statements. The effects of the new law, including remeasurement of deferred tax assets and liabilities and changes to current and future tax expense, will be reflected in the period of enactment and in future periods as additional guidance is issued and the Company completes its analysis and an estimate of the impact cannot be made at this time.

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

Liquidity and Capital Resources

Going Concern

As an early-stage growth company, the Company has incurred substantial net losses since inception. As of June 30, 2025, the Company had unrestricted cash totaling $4.0 million, out of which $1.1 million is due to assignors and $1.1 million is due to Law Firm for collected legal fees and litigation costs. As of July 31, 2025, the Company had unrestricted cash of $2.1 million. The Company anticipates sources of liquidity for 2025 to include: (i) the Yorkville SEPA, which is currently the Company’s sole source of liquidity to meet short term obligations, as described in more detail in Note 7, Claims Financing Obligations and Notes Payable, to the condensed consolidated financial statements, (ii) funding to the Company for working capital under the Operational Collection Floor facility, which, as discussed in more detail in Note 3, Material Agreements is fully utilized and has no remaining capacity, and (iii) revenue from Claims recovery income and Claims recovery services income. If Yorkville is unwilling or unable to provide liquidity, the Company may be forced to initiate an insolvency proceeding or seek protection under U.S. bankruptcy laws, which could include a court-supervised reorganization or a liquidation of the Company’s assets. The Company is seeking to address liquidity concerns; however, as discussed further below, the Company has concluded management’s plans were not sufficient to alleviate the substantial doubt about the Company’s ability to continue as a going concern:

1.
The Yorkville SEPA. On June 26, 2025, the Company and Yorkville entered into a Supplemental Agreement to the Yorkville SEPA, increasing the amount of advances by up to $3.0 million, to be advanced in multiple tranches. On June 27, 2025, July 16, 2025, and August 8, 2025, Yorkville agreed to fund principal amounts of $0.75 million pursuant to Convertible Notes issued by the Company under the Yorkville SEPA, resulting in a combined working capital funding of $2.1 million, of which

$0.36 million remains unfunded as of the date hereof. On April 10, 2025, Yorkville agreed to: (i) extend the due date for the first Monthly Payment to November 30, 2026, (ii) extend the maturity date of the Convertible Notes to November 30, 2026, and (iii) to waive Volume Threshold and Maximum Advance Amount limitations set forth in the Yorkville SEPA. As we have sold substantially all of the 2.0 million shares currently registered for resale to Yorkville, we need to file with the SEC one or more additional registration statements to register under the Securities Act the resale by Yorkville of any additional shares of our common stock, and the SEC would have to declare such registration statement or statements effective before we could sell additional shares. There can be no assurances of such events occurring or the timing of such events occurring. For more information on the Yorkville SEPA, see Note 7, Claims Financing Obligations and Notes Payable, to the condensed consolidated financial statements.
2.
The Working Capital Credit Facility. As of the date of this filing, no funding capacity remains under the Working Capital Credit Facility or Operational Collection Floor. On March 29, 2023, the Company’s subsidiary, Subrogation Holdings, LLC and its parent, MSP Recovery, and HPH entered into the Working Capital Credit Facility consisting of a commitment to fund up to $48 million in proceeds. On August 2, 2024, HPH agreed to, among other things, (i) extend the period for the Company draw up to $14 million for working capital, accessible in eight tranches of $1.75 million, that can be drawn at least one month apart, until September 2025 and (ii) provide for a $2.0 million loan to be funded by August 31, 2024 for the purpose of acquiring additional Claims (the “Operational Collection Floor”). Pursuant to the Working Capital Credit Facility, HPH had the discretion to increase the Operational Collection Floor and, during quarter ending June 30, 2025, HPH exercised that discretion, funding $1.5 million on April 4, 2025, $0.55 million on April 11, 2025, and $0.75 million on May 2, 2025, May 16, 2025, and June 2, 2025, with a combined principal amount of $6.8 million. For more information on the Working Capital Credit Facility and Operational Collection Floor, see “Hazel Working Capital Credit Facility and Hazel Purchase Money Loan” in Note 7, Claims Financing Obligations and Notes Payable, to the condensed consolidated financial statements.

The Company has concluded that there is substantial doubt about its ability to continue as a going concern. Unless we are successful in raising additional funds through the offering of debt or equity securities, we have concluded it is probable we will be unable to continue to operate as a going concern. Management is taking steps to raise additional funds to address its operating and financial cash requirements to continue operations. There are no assurances the Company will receive the necessary funding or generate revenue necessary to fund operations. The financial statements contain no adjustments for the outcome of this uncertainty.

The Company has incurred recurring losses and negative operating cash flows since inception and has an accumulated deficit of $710.8 million as of June 30, 2025. For the six months ended June 30, 2025, the Company used approximately $15.7 million of cash in operations. The Company’s liquidity is dependent on its ability to raise additional funds or generate substantial revenue in the near term, the timing and amount of which are uncertain, and on its ability to obtain financing from additional third-party capital sources. The Company’s primary liquidity requirements have been for working capital, debt service, and Claims financing obligations. If the Company is unable to raise sufficient capital or generate substantial revenue, it may be forced to initiate an insolvency proceeding or seek protection under U.S. bankruptcy laws, which could include a court-supervised reorganization or a liquidation of the Company’s assets.

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

We are entitled to a portion of any recovery rights associated with approximately $1,592 billion in Billed Amount (and approximately $381 billion in Paid Amount), which contains approximately $87.8 billion in Paid Value of Potentially Recoverable Claims, as of June 30, 2025. We believe it would take any competitor significant time to amass the portfolio of Claims rights currently owned by us due to, among things, the volume of our Claims data retained and strength of our data analytics, which we believe are key to attracting new clients that are willing to assign Claims to us.

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

As of June 30, 2025, approximately 95.9% of our expected recoveries arise from Claims being brought under the Medicare Secondary Payer Act. While we believe the MSP Act has bipartisan support, changes to the laws on which we base our recoveries, particularly the MSP Act, can adversely affect our business. Our ability to generate future revenue is therefore significantly dependent on factors outside our control.

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

Claims Recovery Services

We may also recognize Claims recovery service revenue from our services to clients, assisting entities with the pursuit of Claims recovery rights by identifying recoverable Claims and providing data matching and legal services. Under our Claims recovery services model, we do not own the rights to Claims but provide our services for a fee based on budgeted expenses for the month with an adjustment for the variance between budget and actual expense from the prior month. The fees received pursuant to a Claims recovery service agreement are related to expenses incurred and are not tied to the Billed Amount or potential recovery amounts. Although we believe our future business to be highly tied to the Recovery model and Chase to Pay, we may enter into these contracts as the market dictates. The Company did not recognize any Claims recovery service income during the six months ended June 30, 2025 or 2024.

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

As Chase to Pay was designed to work at or near the point of care, it is expected to substantially improve the propriety of payments and decrease the legal costs of recovery. As a result, when implemented, Chase to Pay is expected to improve the net recovery margin as the recovery multiple grows and variable legal costs to recover decline. As a result of having already received data from property & casualty insurance carriers we’ve settled with for historical claims, and based on the agreement with said carriers to receive data for one year from the date of the settlement, the Chase to Pay platform can be utilized to pursue additional recoveries by matching the insurance carrier with Claims data received from our Assignors.

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

Corporate Restructuring

As previously disclosed in our Form 8-K dated June 5, 2025, the agreements set forth in the term sheets associated with the contemplated transactions which were part of the corporate restructuring previously disclosed have been terminated. On May 30, 2025, Hazel delivered written notice terminating the Term Sheet, asserting that the parties had failed to execute definitive agreements and satisfy the related conditions precedent by the April 30, 2025 deadline. In its termination notice, Hazel committed to making one additional funding advance, which was funded in the amount of $0.8 million on June 2, 2025. Hazel funded a $0.55 million loan to the Company for costs incurred in connection with the Term Sheet. Additionally, on June 4, 2025, Virage delivered notice that it was terminating, and no longer considered itself bound by the Term Sheet, citing Hazel’s termination as the basis for its decision.

Yorkville Amendments

At the close of Primary Market trading on October 18, 2024, the daily VWAP for MSP Recovery, Inc.’s (the “Company”) Class A Common Stock was below the Floor Price, as defined in the Exchangeable Promissory Notes (“Notes”) issued to YA II PN, Ltd. (“Yorkville”) pursuant to the Standby Equity Purchase Agreement dated November 14, 2023, as amended (the “SEPA”), by and between Yorkville and the Company, for ten consecutive Trading Days, resulting in a Floor Price Trigger pursuant to the Notes. Upon the occurrence of a Trigger Event, the Company shall make monthly payments (“Monthly Payments”) beginning on the 7th Trading Day after the date of the Trigger Event and continuing on the same day of each successive month.

On April 10, 2025, Yorkville agreed: (i) that the first Monthly Payment, as set forth in Section (1)(c) of the Notes, would be due from the Company no sooner than November 30, 2026, (ii) the maturity date of the Convertible Notes is extended to November 30, 2026, and (iii) to waive Volume Threshold and Maximum Advance Amount limitations set forth in the Yorkville SEPA.

On June 5, 2025, the Company and Yorkville reached an agreement to reduce the Floor Price under the Yorkville SEPA from $3.75 to $1.00. On August 5, 2025, the Company and Yorkville reached an agreement to reduce the Floor Price under the Yorkville SEPA from $1.00 to $0.50.

On June 26, 2025, the Company and Yorkville entered into a Supplemental Agreement to the Yorkville SEPA, whereby Yorkville agreed to increase the amount of pre-paid advances by up to $3.0 million, to be advanced in multiple tranches. On June 27, 2025, July 16, 2025, and August 8, 2025, Yorkville funded principal amounts of $0.75 million pursuant to additional Convertible Notes for $0.75 million each, with terms substantially the same as the previous Convertible Notes, issued pursuant to the Yorkville SEPA. Yorkville may convert the Convertible Notes into shares of the Company’s common stock at a conversion price equal to the lower of the Fixed Price (as defined in each Convertible Note) or 95% of the lowest daily VWAP during the five consecutive trading days immediately preceding the date of the conversion (the “Conversion Price”), which in no event may the Conversion Price be lower than the Floor Price of $0.50, provided that the number of shares issued does not cause Yorkville to exceed the 9.99% ownership limitation.

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

In connection with negotiations to restructure the Company’s obligations under the MTA, on February 18, 2025, the Company entered into a term sheet agreement with Virage (the “Virage Term Sheet”) to amend the MTA, whereby Virage and the Company agreed, subject to certain conditions, which have not been met as of the date of this Quarterly Report on Form 10-Q, to enter into definitive documentation at a later date to: (i) exercise the VRM Warrants to purchase that number of shares capped at 33.33% of the then outstanding Common Stock at the time of exercise (the “Warrant Exercise”), (ii) surrender to the Company any remaining unexercised VRM Warrants, or portions thereof, for termination, (iii) contemporaneous with the Warrant Exercise, terminate its agreement to hold no more than 9.99% of the outstanding Common Stock of the Company, (iv) subject to certain conditions, grant proxy voting rights to the MRCS Principals over an amount of shares of Common Stock issuable to Virage from the Warrant Exercise such that the MRCS Principals will have voting control over 51% of the total outstanding Parent Class A Common Stock, and (v) terminate any obligation of the Company to satisfy the Required Monthly Issuance, and instead add the calculated 1% Fee to the interest payable of the VRM Full Return obligation. These proposed transactions under the Virage Term Sheet are subject to, among other things, further negotiation and the execution of definitive agreements, regulatory approvals, and shareholder approvals if required by the Nasdaq Stock Market; as a result, there can be no guarantee that the transactions thereby will be consummated.

Key Factors Affecting Our Results

Our Claims Portfolio

We differ from our competitors because we obtain our recovery rights through irrevocable assignments. When we are assigned these rights, we take on the risk that such Claims may not be recoverable. We are entitled to pursue a portion of any recovery rights associated with approximately $1,592 billion in Billed Amount (and approximately $381 billion in Paid Amount), which contained approximately $87.8 billion in Paid Value of Potentially Recoverable Claims, as of June 30, 2025. We are typically entitled to 100% of recovery rights pursuant to our CCRAs, but contractually obligated to pay 50% of gross recoveries to the Assignor. In certain cases, we have purchased from our Assignors the rights to 100% of the recovery. By discovering, quantifying, and settling the gap between Billed Amount and Paid Amount on a large scale, we believe we are positioned to generate substantial annual recovery revenue at high profit margins for our assigned Claims. In litigation, our experienced management and legal teams provide us with a competitive advantage. While our model of being assigned the Claim rights allows us the flexibility to direct the litigation and potentially generate higher margins, we have, on an opportunistic basis, paid the Assignor an up-front purchase price for these rights.

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

Our Claims recovery revenue is typically recognized upon reaching a binding settlement or arbitration with a counterparty or when the legal proceedings, including any appellate process, are resolved. A decrease in the willingness of courts to grant these judgments, a change in the requirements for filing these cases or obtaining these judgments, or a decrease in our ability to collect on these judgments could have an adverse effect on our business, financial condition, and operating results. Of the Claims identified as potentially recoverable, relating to our accident-related cases as of June 30, 2025, approximately 86.8% of claims are already in the recovery process, which are claims where either the recovery process has been initiated, data has been collected and matched, or resolution discussions are in process.

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

As of June 30, 2025, the Company has obtained settlements where the Recovery Multiple was or would be in excess of the Paid Amount, settlements at or below the paid amount, and settlements where the Recovery Multiple cannot be calculated with certainty on the settlement date, as these settlements include, in addition to cash payments, non-cash consideration, including, but not limited to agreements: (i) to assign Claims for the Company to pursue recoveries against plaintiffs’ attorneys and medical providers, (ii) to provide historical data and assistance in reconciling current and future Medicare claims; (iii) to implement the clearinghouse platform; and (iv) to resolve cooperatively, or through binding mediation, recoverable Medicare Claims that the Company owns today and/or obtains in the future.

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

	Six Months Ended	Year Ended December 31,
$ in billions	June 30, 2025	2024	2023
Paid Amount	$380.8	$380.4	$369.8
Paid Value of Potentially Recoverable Claims(2)	87.8	87.7	88.9
Billed Value of Potentially Recoverable Claims	375.4	375.3	373.5
Recovery Multiple(1)	0.10	0.08	N/A
Penetration Status of Portfolio	86.8%	86.8%	86.8%
(1)
During the six months ended June 30, 2025, the Company has received total recoveries of $1.4 million of which the Recovery Multiple for recoveries obtained pursuant to the MSP Laws was 0.80 times the Paid Amount, and the Recovery Multiple for recoveries obtained pursuant to non-MSP Laws, including antitrust and unfair trade practice laws, was 0.06 times the Paid Amount. During the year ended December 31, 2024, the Company received gross recoveries of $18.1 million, of which the Recovery Multiple for recoveries obtained pursuant to the MSP Laws was 1.32 times the Paid Amount, and the Recovery Multiple for recoveries obtained pursuant to non-MSP Laws, including antitrust and unfair trade practice laws, was 0.04 times the Paid Amount. During the year ended December 31, 2023, recoveries were not meaningful, and so no multiple is provided.
(2)
On August 10, 2022, the United States Court of Appeals, Eleventh Circuit held that a four-year statute of limitations period applies to certain claims brought under the Medicare Secondary Payer Act’s private cause of action, and that the limitations period begins to run on the date that the cause of action accrued. This opinion may render certain Claims held by the Company unrecoverable and may substantially reduce PVPRC and BVPRC as calculated. As our cases were filed at different times and in various jurisdictions, and prior to data matching with a defendant we are not able to accurately calculate the entirety of damages specific to a given defendant, we cannot calculate with certainty the impact of this ruling at this time. However, the Company has deployed several legal strategies (including but not limited to seeking to amend existing lawsuits in a manner that could allow claims to relate back to the filing date as well as asserting tolling arguments based on theories of fraudulent concealment) that would apply to tolling the applicable limitations period and minimizing any material effect on the overall collectability of its claim rights. In addition, the Eleventh Circuit decision applies only to district courts in the Eleventh Circuit. Many courts in other jurisdictions have applied other statutes of limitations to the private cause of action, including borrowing the three-year statute of limitations applicable to the government’s cause of action; and borrowing from the False Claims Act’s six-year period. The most recent decision on the issue from the District Court of Massachusetts, for example, applies the same statute of limitations as Eleventh Circuit, but expressly disagrees with the Eleventh Circuit’s application of the “accrual” rule and instead adopted the notice-based trigger that the company has always argued should apply. This would mean that the limitations period for unreported claims has not even begun to accrue. This is a complex legal issue that will continue to evolve in jurisdictions across the country. Nevertheless, if the application of the statute of limitations as determined by the Eleventh Circuit was applied to all Claims assigned to us, we estimate that the effect would be a reduction of PVPRC by approximately $10.8 billion. As set forth in our Risk Factors, PVPRC is based on a variety of factors. As such, this estimate is subject to change based on the variety of legal claims being litigated and statute of limitations tolling theories that apply.

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

The Company did not recognize any claims recovery service income during the three and six months ended June 30, 2025 and 2024.

Other Revenue

Other revenue consists of fee revenue generated by the Company’s new electronic health records (“EHR”) platform, which went live in the second quarter of 2024. Other revenue was not significant for the three and six months ended June 30, 2025.

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

Results of Operations

Three months ended June 30, 2025 versus three months ended June 30, 2024

The following table sets forth a summary of our condensed consolidated results of operations for the three months ended June 30, 2025 to three months ended June 30, 2024 indicated.

	Three Months Ended June 30,
(In thousands, except for percentages)	2025	2024	$ Change	% Change
Claims recovery income	$536	$301	$235	78%
Other	—	36	(36)	(100)%
Total Revenue	$536	$337	$199	59%

Operating expenses
Cost of revenues	18	109	(91)	(83)%
Claims amortization expense	118,638	121,006	(2,368)	(2)%
General and administrative	4,389	6,250	(1,861)	(30)%
Professional fees	2,129	4,362	(2,233)	(51)%
Professional fees – legal	—	3,466	(3,466)	(100)%
Depreciation and amortization	117	68	49	72%
Total operating expenses	125,291	135,261	(9,970)	(7)%
Operating Loss	$(124,755)	$(134,924)	$10,169	(8)%

Interest expense	(124,747)	(101,990)	(22,757)	22%
Other income (expense), net	195	89	106	119%
Change in fair value of warrant and derivative liabilities	7,527	24,977	(17,450)	(70)%
Net loss before provision for income taxes	$(241,780)	$(211,848)	$(29,932)	14%

Provision for income tax expense	—	—	—	—%
Net loss	$(241,780)	$(211,848)	$(29,932)	14%

Less: Net (income) loss attributable to non-controlling interests	98,604	186,712	(88,108)	(47)%
Net loss attributable to MSP Recovery, Inc.	$(143,176)	$(25,136)	$(118,040)	470%

Claims recovery income. Claims recovery income increased by $0.2 million to $0.5 million for the three months ended June 30, 2025, compared to the same period in the prior year, driven by increased settlements during the period.

Other revenue. Other revenue decreased $36 thousand to zero for the three months ended June 30, 2025 compared to the same period in the prior year as no other revenue was earned from new services.

Cost of revenue. Cost of revenue decreased by $0.1 million to $18.0 thousand, for the three months ended June 30, 2025 compared to the same period in the prior year, driven by a reduction in commissions during the period.

Claims amortization expense. Claims amortization expense decreased by $2.4 million to $118.6 million for three months ended June 30, 2025 compared to the same period in the prior year, driven by a lower amortizable asset base in the current year resulting from the impairment of CCRAs recorded during the fourth quarter of 2024.

General and administrative. General and administrative expenses decreased by $1.9 million to $4.4 million for the three months ended June 30, 2025 compared to the same period in the prior year, primarily driven by decreases in payroll of $1.4 million and information technology expenses of $0.6 million. These decreases were partially offset by an increase of $0.1 million in insurance expenses.

Professional fees. Professional fees decreased by $2.2 million to $2.1 million for the three months ended June 30, 2025 compared to the same period in the prior year, primarily driven by decreases of $0.9 million in corporate legal fees, $0.6 million in accounting fees, and $0.5 million in consulting fees.

Professional fees – legal. Professional fees – legal decreased by $3.5 million to zero for the three months ended June 30, 2025 primarily due to amortization of the advance to the Law Firm, discussed within “MSP Principals Promissory Note” in Sources of Liquidity further below, which completed its amortization during the third quarter of 2024.

Interest expense. Interest expense increased by $22.8 million to $124.7 million in the three months ended June 30, 2025 compared to the same period in the prior year, primarily driven by an increase due to the guaranty obligation, the Hazel Working Credit Facility and Purchase Money Loan, as well as increases in the basis for which interest is incurred on our Claims financing obligations and accrued interest on the related party loan.

Other income (expense), net. Other income, net increased by $0.1 million for the three months ended June 30, 2025 compared to the same period in the prior year, primarily due to a $0.1 million decrease in the mark-to-market gain on liability payable in stock.

Change in fair value of warrant and derivative liabilities. The change in fair value of warrant and derivative liabilities decreased $17.5 million to $7.5 million for the three months ended June 30, 2025 compared to the same period in the prior year. For the three months ended June 30, 2025, the $7.5 million gain related primarily to a mark-to-market adjustment to the fair value of the Virage Warrants. For the three months ended June 30, 2024, the $25.0 million gain related primarily to a gain on the mark-to-market adjustment to the fair value of the Virage Warrants.

Six months ended June 30, 2025 versus six months ended June 30, 2024

The following table sets forth a summary of our condensed consolidated results of operations for the six months ended June 30, 2025 to six months ended June 30, 2024 indicated.

	Six Months Ended June 30,
(In thousands, except for percentages)	2025	2024	$ Change	% Change
Claims recovery income	$1,366	$6,302	$(4,936)	(78)%
Other	7	36	(29)	(81)%
Total Revenue	$1,373	$6,338	$(4,965)	(78)%

Operating expenses
Cost of revenues	825	1,782	(957)	(54)%
Claims amortization expense	237,285	242,020	(4,735)	(2)%
General and administrative	9,707	11,816	(2,109)	(18)%
Professional fees	4,651	8,782	(4,131)	(47)%
Professional fees – legal	450	6,933	(6,483)	(94)%
Depreciation and amortization	215	135	80	59%
Total operating expenses	253,133	271,468	(18,335)	(7)%
Operating Loss	$(251,760)	$(265,130)	$13,370	(5)%

Interest expense	(243,532)	(199,943)	(43,589)	22%
Other income (expense), net	20	341	(321)	(94)%
Change in fair value of warrant and derivative liabilities	17,463	76,284	(58,821)	(77)%
Net loss before provision for income taxes	$(477,809)	$(388,448)	$(89,361)	23%

Provision for income tax expense	—	—	—	—%
Net loss	$(477,809)	$(388,448)	$(89,361)	23%

Less: Net (income) loss attributable to non-controlling interests	213,032	344,430	(131,398)	(38)%
Net loss attributable to MSP Recovery, Inc.	$(264,777)	$(44,018)	$(220,759)	502%

Claims recovery income. Claims recovery income decreased by $4.9 million to $1.4 million for the six months ended June 30, 2025 compared to the same period in the prior year, driven by decreased settlements during the period.

Other revenue. Other revenue was $7 thousand for the six months ended June 30, 2025 compared to $36 thousand for the same period in the prior year. The change period over period is not considered significant.

Cost of revenue. Cost of revenue decreased by $1.0 million to $0.8 million, for the six months ended June 30, 2025 compared to the same period in the prior year, driven by assignor and law firm costs, which are directly correlated to the decrease in claims recovery income.

Claims amortization expense. Claims amortization expense decreased by $4.7 million to $237.3 million for the six months ended June 30, 2025 compared to the same period in the prior year, driven by a lower amortizable asset base in the current year resulting from the impairment of CCRAs recorded during the fourth quarter of 2024.

General and administrative. General and administrative expenses decreased by $2.1 million to $9.7 million for the six months ended June 30, 2025 compared to the same period in the prior year, primarily driven by a decrease in salaries, benefits and payroll expenses and taxes of $1.0 million, marketing and promotions of $0.2 million, information technology expenses of $0.7 million, rent expense of $0.4 million, offset primarily by an increases in business development travel expenses of $0.2 million.

Professional fees. Professional fees decreased by $4.1 million to $4.7 million for the six months ended June 30, 2025 compared to the same period in the prior year, primarily driven by decreases of $1.9 million in corporate legal fees, $1.0 million in consulting fees and $1.1 million in accounting fees.

Professional fees – legal. Professional fees – legal decreased by $6.5 million to $0.5 million for the six months ended June 30, 2025 compared to the same period in the prior year, primarily due to amortization of the advance to the Law Firm, discussed within “MSP Principals Promissory Note” in Sources of Liquidity further below, which completed its amortization during the third quarter of 2024.

Interest expense. Interest expense increased by $43.6 million to $243.5 million in the six months ended June 30, 2025 compared to the same period in the prior year, primarily driven by an increase due to the guaranty obligation, the Hazel Working Credit Facility and Purchase Money Loan, as well as increases in the basis for which interest is incurred on our Claims financing obligations and accrued interest on the related party loan.

Other income (expense), net. Other income, net decreased by $0.3 million for the six months ended June 30, 2025 compared to the same period in the prior year, primarily due to a $0.3 million reduction in the mark-to-market gain on liability payable in stock.

Change in fair value of warrant and derivative liabilities. The change in fair value of warrant and derivative liabilities decreased $58.8 million to $17.5 million for the six months ended June 30, 2025 compared to the same period in the prior year. For the six months ended June 30, 2025 and 2024, the $17.5 million gain and $76.3 million gain, respectively, related to a mark to market adjustment to the fair value of the Virage Warrants.

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

A reconciliation of these non-GAAP measures to their most relevant GAAP measure is included below:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2025	2024	2025	2024
GAAP Operating Loss	$(124,755)	$(134,924)	$(251,760)	$(265,130)
Professional fees payable in shares	600	599	1,200	1,068
Claims amortization expense	118,638	121,006	237,285	242,020
Adjusted Operating Loss	$(5,517)	$(13,319)	$(13,275)	$(22,042)

GAAP Net Loss	$(241,780)	$(211,848)	$(477,809)	$(388,448)
Professional fees paid in stock	600	599	1,200	1,068
Claims amortization expense	118,638	121,006	237,285	242,020
Interest expense (1)	124,002	101,191	242,662	198,765
Change in fair value of warrant and derivative liabilities	(7,527)	(24,977)	(17,463)	(76,284)
Adjusted Net Loss	$(6,067)	$(14,029)	$(14,125)	$(22,879)

(1)
Interest expense included above excludes any interest expense payments made in cash during the three and six months ended June 30, 2025 and 2024.

Reverse Split

Nasdaq Listing Rule 5550(a)(2) requires the bid price of our Class A Common Stock to remain at a minimum price of $1.00 per share. On July 21, 2025, the Company filed a preliminary proxy statement with the SEC relating to a special meeting of shareholders (the “Special Meeting”) to consider and vote on a proposal to, among other things, approve an amendment to our Charter effecting a reverse stock split of our Common Stock at a ratio between 1-for-2 and 1-for-7, which reverse stock split ratio will be chosen at the discretion of our Board of Directors (the “Reverse Split Proposal”). Our Board believes that the Reverse Stock Split will enhance our ability to maintain compliance with Nasdaq’s listing requirements, and recommended a vote for the Reverse Split Proposal.

The Special Meeting will be held on August 18, 2025, at 10:00 a.m., Eastern Time, as a completely virtual meeting, conducted over the internet via live audio webcast with no physical in-person meeting. The Company will announce voting results in a Current Report on Form 8-K filed with the Securities and Exchange Commission within four business days following the Special Meeting.

Sources of Liquidity

The Company’s actual and anticipated sources of liquidity for 2025 include: (i) the Yorkville SEPA, which is currently the Company’s sole source of liquidity to meet short term obligations, as described in more detail in Note 7, Claims Financing Obligations and Notes Payable, to the condensed consolidated financial statements, (ii) funding to the Company for working capital under the Operational Collection Floor facility, which, as discussed in more detail in Note 3, Material Agreements is fully utilized and has no remaining capacity, and (iii) revenue from Claims recovery income and Claims recovery services income. If Yorkville is unwilling or unable to provide liquidity, the Company may be forced to initiate an insolvency proceeding or seek protection under U.S. bankruptcy laws, which could include a court-supervised reorganization or a liquidation of the Company’s assets.

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

Pursuant to the Yorkville Convertible Notes, Yorkville has the option, subject to certain limitations, of exchanging on one or more occasions all or part of the then outstanding balance under a given note for shares of our Class A Common Stock at a conversion price equal to the lower of: (i) a fixed price equaling 120% of VWAP the day prior to the date of the closing of each tranche (the “Fixed Price”), or (ii) a variable price equaling 95% of the lowest daily VWAP during the seven consecutive trading days immediately preceding the exchange (the “Variable Price”), but in no event may the variable price be lower than $1.00 per share (the “Floor Price”). With respect to the initial Convertible Note issued on November 15, 2023, the Fixed Price equals $200.5625 per share, with respect to the second Convertible Note issued on December 11, 2023, the Fixed Price equals $92.84 per share, and with respect to the third Convertible Note issued on April 8, 2024, the Fixed Price equals $37.625 per share. On August 5, 2025, the Company and Yorkville reached an agreement to reduce the Floor Price under the Yorkville SEPA from $1.00 to $0.50.

As required pursuant to the Second Amended and Restated Nomura Promissory Note, 50% of the aggregate proceeds under the Yorkville SEPA will be used to repay amounts outstanding under the Nomura Note (first towards accrued and unpaid interest, if any, then towards principal) and the remaining 50% of such proceeds will be used to repay amounts due under the Convertible Notes, if any, or be paid to the Company after the Convertible Notes are fully repaid. Pursuant to the Third Virage MTA Amendment, 25% of the Company’s portion of any net proceeds from the Yorkville SEPA would be used to pay down the VRM Full Return after the Convertible Notes are fully satisfied. On June 26, 2025, Nomura agreed to waive its entitlement to receive up to $3.0 million of proceeds from the Yorkville SEPA, subject to certain limitations.

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

During three and six months ended June 30, 2025, the Company sold 700,000 shares of Class A Common Stock to Yorkville, respectively, pursuant to investor and/or advance notices delivered under the Yorkville SEPA at prices between $1.33 and $2.51 per share. The proceeds therefrom were used to: (i) reduce amounts owed under Yorkville Note #1 by $0.6 million, and (ii) $0.7 million to fund operations of the Company. As we have sold substantially all of the 2.0 million shares currently registered for resale to Yorkville, we need to file with the SEC one or more additional registration statements to register under the Securities Act the resale by Yorkville of any additional shares of our common stock, and the SEC would have to declare such registration statement or statements effective before we could sell additional shares. There can be no assurances of such events occurring or the timing of such events occurring.

On June 26, 2025, July 16, 2025, and August 8, 2025, Yorkville agreed to issue fourth, fifth, and sixth Convertible Notes for $0.75 million each, with terms substantially the same as the previous Convertible Notes, issued pursuant to the SEPA. Yorkville may convert the Convertible Notes into shares of the Company’s common stock at a conversion price equal to the lower of the Fixed Price (as defined in each Convertible Note) or 95% of the lowest daily VWAP during the five consecutive trading days immediately preceding the date of the conversion (the “Conversion Price”), which in no event may the Conversion Price be lower than the Floor Price of $0.50, provided that the number of shares issued does not cause Yorkville to exceed the 9.99% ownership limitation.

Hazel Working Capital Credit Facility

As of the date of this filing, no funding capacity remains under the Working Capital Credit Facility or Operational Collection Floor.

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

Loans under the Working Capital Credit Facility accrue interest at a Term Secured Overnight Financing Rate for 12-month interest period, plus an applicable margin of 10% per annum. Accrued interest on the Working Capital Credit Facility is payable in kind and are capitalized. The Working Capital Credit Facility has a stated maturity date of March 31, 2026, which HPH may extend for up to one year in its sole discretion. The Purchase Money Loan accrues interest at a rate of 20% per annum, payable in kind or in cash at the Company’s discretion. The Purchase Money Loan has a maturity date of March 31, 2026, extendable up to one year in Hazel’s sole discretion.

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

Under the Operational Collection Floor, the Company received during 2024: (i) $12.3 million for working capital, and (ii) $2.0 million for the purpose of acquiring the New Claims. For six months ended June 30, 2025, the Company received $1.75 million of working capital under the Operational Collection Floor. Pursuant to the Working Capital Credit Facility, HPH had the sole discretion to increase the Operational Collection Floor by an amount of up to $6.0 million. During the six months ended June 30, 2025, HPH exercised that discretion and funded $6.0 million from the increase to the Operational Collection Floor. As of the date of this filing, no funding capacity remains under the Operational Collection Floor.

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

Nomura Note

On May 27, 2022, the Company issued an unsecured promissory note to Nomura (as amended on April 12, 2023; November 13, 2023; March 26, 2024; April 28, 2025; and June 26, 2025 the “Nomura Note”). The Nomura Note carries a principal amount of approximately $33.7 million related to advisory fees and deferred underwriting fees and expenses that became due and payable by the Company to Nomura, in connection with the consummation of the Business Combination. The Nomura Note is payable in kind or in cash, at the Company’s discretion, accrues interest at 16% per annum, and matures on November 30, 2026. Upon two days prior written notice to Nomura, the Company may prepay all or any portion of the then outstanding principal amount under the Nomura Note together with all accrued and unpaid interest thereon. The balance of the unsecured Nomura Note and related interest are included within Claims financing obligations and notes payable in the consolidated balance sheet.

Under the Nomura Note, 50% of the aggregate proceeds under the Yorkville SEPA will be used to pay amounts outstanding under the Amended and Restated Nomura Promissory Note (first towards accrued and unpaid interest, if any, then towards principal) and the remaining 50% of such proceeds will be used to pay amounts due under the Convertible Notes, if any, or be paid to the Company after the Convertible Notes are fully repaid. On June 26, 2025, Nomura agreed to waive its entitlement to receive up to $3.0 million of proceeds from the Yorkville SEPA, subject to certain limitations described therein.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Six Months Ended June 30,
(in thousands)	2025	2024
Net cash used in operating activities	$(15,654)	$(11,164)
Net cash used in investing activities	(163)	(343)
Net cash provided by financing activities	7,479	6,987
Net decrease in cash	(8,338)	(4,520)
Cash at beginning of year	12,328	11,633
Cash at end of period	$3,990	$7,113

Operating Activities

Net cash used in operating activities increased by $4.5 million to $15.7 million for the six months ended June 30, 2025 compared to net cash used in of $11.2 million for the six months ended June 30, 2024. During the six months ended June 30, 2025, net cash used in operating activities was impacted primarily by our net loss, $237.3 million of claims amortization expense, $162.0 million of paid-in-kind interest, change in fair value of warrant liability of $17.3 million, and an increase of $78.8 million of changes in working capital. Our cash flows used in operating activities is primarily related to payroll and professional services, which did not materially change from period to period.

Investing Activities

Net cash used in investing activities remained consistent for the six months ended June 30, 2025 compared to the six months ended June 30, 2024, and related to purchases of property and equipment and purchase of intangible assets.

Financing Activities

Net cash provided by financing activities increased to $7.5 million for the six months ended June 30, 2025 compared to $7.0 million net cash provided by financing activities for the six months ended June 30, 2024. This is primarily due to $8.5 million of proceeds from debt financing and $0.7 million of proceeds from issuance of common stock, which are offset by $1.7 million repayments of the claims financing obligation.

Contractual Obligations, Commitments, and Contingencies

Based on claims financing obligations and notes payable agreements, as of June 30, 2025, the present value of amounts owed under these obligations were $736.3 million, including capitalized interest to date. In addition, as of June 30, 2025, the Company has $12.3 million of advances from Yorkville. The weighted average interest rate is 15.4% based on the current book value of $736.3 million with rates that range from 0.0% to 20.0%. The Company is expected to repay these obligations from cash flows from claim recovery income.

As of June 30, 2025, the minimum required payments on these agreements are $875.3 million. Certain of these agreements have priority of payment regarding any proceeds until full payment of the balance due is satisfied. The maturity of the commitments range from the date sufficient claims recoveries are received to cover the required return or in some cases by 2031.

As of June 30, 2025, the Company has $1,234.5 million of guaranty obligations. Under the Virage MTA, as amended, the maturity date is November 30, 2026, subject to acceleration upon the occurrence of any Trigger Event (unless waived by VRM), and Virage is entitled to a first priority lien on all sources of revenue of the Company not otherwise encumbered as of the date of the Virage MTA Amendment, to the extent in excess of the amount of revenues necessary to establish and maintain an operating reserve equal to the budget of the Company (plus applicable taxes) plus 10%. On April 1, 2024, the Company entered into the Third Virage MTA Amendment, pursuant to which the Company agreed that, after the Yorkville Convertible Notes are fully satisfied, 25% of the Company’s portion of any net proceeds from the Yorkville SEPA would be used to pay down the VRM Full Return, and that Messrs. John H. Ruiz and Frank C. Quesada would commence the sale of certain reserved shares and deliver the resulting net cash proceeds thereof to VRM.

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

Our Critical Accounting Policies and Estimates are disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” in our 2024 Form 10-K, and there have been no material changes during the six months ended June 30, 2025.

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2025. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2025.

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

Investigations

On August 11, 2022, the Securities and Exchange Commission (the “SEC”) initiated an investigation of the Company, and requested documents relating to, among other matters, the Business Combination transaction with Lionheart Acquisition Corporation II consummated on May 23, 2022, certain historical and projected financial results, investor agreements, and data analytic platforms and Algorithms. The Company received a subpoena dated March 1, 2023 from the SEC regarding the aforementioned subject matter, and subsequently received a subpoena on May 10, 2023, in connection with the investigation relating to, among other matters, the Company’s projections and the accounting and valuation of certain assets that were the basis for the Company’s determination that its quarterly financial statements for the periods ended June 30, 2022 and September 30, 2022 require restatements and should no longer be relied upon, as disclosed in the Company’s Form 8-K on April 14, 2023. On August 16, 2023, the Company received an additional subpoena from the SEC regarding certain funding sources of the Company prior to the Business Combination, various statements and disclosures by the Company in connection with, and following, the Business Combination, certain historical and projected financial results, and data analytic platforms and Algorithms used to identify potential recoveries. On June 16, 2025, an officer of the Company received a subpoena from the SEC requesting additional documentation, and on July 21, 2025, three additional officers of the Company were served with similar subpoenas.

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

Shareholder Litigation

On May 7, 2025, Lionheart Equities, LLC, the sponsor of Lionheart Acquisition Corporation II, and certain of the Company’s current and former directors and officers were named as defendants in a putative class action lawsuit filed in the Court of Chancery of the State of Delaware (the “Court”), Stanley v. Lionheart Equities, LLC, No. 2025–0505–LWW (Del. Ch. filed May 7, 2025) (the “Shareholder Litigation”). The complaint alleges fiduciary-duty breaches and unjust enrichment, and seeks damages in an unspecified amount. The defendants intend to vigorously defend their position in the Shareholder Litigation. As the Shareholder Litigation is in preliminary stages, and the nature of litigation outcomes is inherently uncertain, it is the opinion of the Company’s management, based upon the information available at this time and the stage of the proceedings, that it is not possible to determine the probability of loss or estimate of damages, and therefore, the Company has not established a reserve.

Item 1A. Risk Factors.

The following important factor could cause our actual business and financial results to differ materially from those contained in forward-looking statements made in this Quarterly Report on Form 10-Q or elsewhere by management from time to time. The risk factor in this Quarterly Report has been revised to incorporate changes to our risk factors from those included in our Annual Report. The risk factor set forth below is a new risk factors or contains substantive changes from the risk factors previously disclosed in Item 1A of our 2024 Annual Report, as filed with the SEC. The market price of our common stock could decline if these risks or uncertainties actually occur, causing you to lose all or part of your investment. This situation is changing rapidly and additional impacts may arise. Additional risks that we currently do not know about, or that we currently believe to be immaterial, may also impair our business. Certain statements below are forward-looking statements. See “Cautionary Note Regarding Forward-Looking Statements” in this Quarterly Report.

RISKS RELATED TO OUR BUSINESS

We are not currently in compliance with the certain continued listing requirements of the Nasdaq Capital Market, and delisting could limit the liquidity of our stock, increase its volatility, and hinder our ability to raise capital.

On April 24, 2025, the Company received a letter (the “Notice”) from the Listing Qualifications Department of the Nasdaq Stock Market LLC (“Nasdaq”) informing the Company that it was not in compliance with the minimum stockholders’ equity requirement for continued listing on the Nasdaq Capital Market, under Listing Rule 5550(b)(1), because the Company’s stockholders’ deficit of $128.4 million, as reported in the Company’s Form 10-K for the year ended December 31, 2024, was below the required minimum of $2.5 million, and because, as of April 24, 2025, the Company did not meet the alternative compliance standards, relating to the market value of listed securities of $35 million or net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years.

The Company had 45 calendar days from April 24, 2025, or through Monday, June 9, 2025, to submit a plan to regain compliance with Listing Rule 5550(b)(1). The Company submitted its plan on June 5, 2025, and is awaiting a response from the Nasdaq. If Nasdaq accepts the Company’s plan, Nasdaq may grant an extension of up to 180 calendar days from April 24, 2025, or through Tuesday, October 21, 2025, to regain compliance. Nasdaq may provide us insufficient time to implement our compliance plan or at the end of the compliance period, we may not be able to demonstrate compliance for any number of reasons. If any of these events occur, we could be delisted.

Delisting from Nasdaq could adversely affect our ability to raise additional financing through public or private sales of equity securities, would significantly affect the ability of investors to trade our securities and would negatively affect the value and liquidity of our common stock. Delisting could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest, and fewer business development opportunities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

Palantir Technologies, Inc. (“Palantir”)

During the quarterly period ended June 30, 2025, the Company issued 188,406 unregistered shares of Class A Common Stock to Palantir, in exchange for services provided in reliance on Section 4(a)(2) of the U.S. Securities Act of 1933.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
10.1+	Nomura Amended and Restated Promissory Note dated April 28, 2025	8-K	001-39445	10.1	May 2, 2025
10.2+	Virage Letter Agreement dated May 1, 2025	8-K	001-39445	10.2	May 2, 2025
10.3+	Yorkville Letter Agreement dated April 10, 2025	8-K	001-39445	10.1	April 10, 2025
10.4+	Letter Agreement dated June 5, 2025	8-K	001-39445	10.2	June 5, 2025
10.5+	Yorkville Convertible Note dated June 26, 2025	8-K	001-39445	10.2	June 27, 2025
10.6+	Amended and Restated Nomura Note dated June 26, 2025	8-K	001-39445	10.3	June 27, 2025
10.7+	Yorkville Convertible Note dated July 16, 2025	8-K	001-39445	10.2	July 16, 2025
10.8+	Letter Agreement dated August 5, 2025	8-K	001-39445	10.2	August 5, 2025
10.9+	Yorkville Convertible Note dated August 8, 2025	8-K	001-39445	10.2	August 8, 2025
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

+ Previously filed

# Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MSP Recovery, Inc.

Date: August 14, 2025	By:	/s/ Francisco Rivas-Vásquez
Francisco Rivas-Vásquez
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)