Form 10-Q
period 2025-09-30
MSP Recovery, Inc.
filed 2025-11-19
CIK 1802450

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-39445

MSP Recovery, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	84-4117825
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3150 SW 38th Avenue, Suite 1100 Miami, Florida	33146
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (305) 614-2222

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, $0.0001 par value per share	MSPR	Nasdaq Capital Market
Redeemable warrants, each lot of 4,375 warrants is exercisable for one share of Class A common stock at an exercise price of $50,312.50 per share	MSPRW	Nasdaq Capital Market
Redeemable warrants, each lot of 4,375 warrants is exercisable for one share of Class A common stock at an exercise price of $0.4375 per share	MSPRZ	Nasdaq Capital Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 14, 2025, the registrant had 13,774,399 shares of Class A Common Stock, $0.0001 par value per share, and 474,740 shares of Class V Common Stock, $0.0001 par value per share, outstanding.

Explanatory Note

As described in our Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on September 2, 2025, the Company filed a Certificate of Amendment to its Second Amended and Restated Certificate of Incorporation that became effective at 11:59 p.m. EDT on September 1, 2025 to effect a 1-for-7 reverse stock split of the Company’s Common Stock (the “Reverse Split”). The stock began trading post-split on September 2, 2025 under the same symbol, MSPR. As a result of the Reverse Split, every seven (7) shares of the Company’s Common Stock were converted into one share of the Company’s Common Stock. Fractional shares resulting from the Reverse Split were rounded up to the nearest whole number. The Reverse Split automatically and proportionately adjusted, based on the 1-for-7 split ratio, all issued and outstanding shares of the Company’s Common Stock, as well as the terms of warrants and other derivative securities outstanding at the time of the effectiveness of the Reverse Split. Proportionate adjustments were made to the per share exercise price and the number of shares issuable upon the exercise of all outstanding stock options and warrants to purchase shares of Common Stock.

Unless otherwise noted, share and per share data (except par value) for the periods presented reflect the effects of the Reverse Split. References to numbers of shares of Common Stock and per share data in the accompanying financial statements and notes thereto for periods ended prior to September 1, 2025 have been adjusted to reflect the Reverse Split on a retroactive basis.

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

“Business Combination” means the transactions consummated on May 23, 2022, pursuant to the MIPA (as defined herein);

“CCRA” means Claims Cost Recovery Agreement, those agreements pursuant to which Claims are irrevocably assigned to the Company or affiliated entities;

“Charter” means the Second Amended and Restated Certificate of Incorporation of the Company, dated May 23, 2022, as amended;

“Claim” means the right, title to, and/or interest in, any and all claims or potential claims, including all related reimbursement and recovery rights, which the Company has, may have had, or may have in the future assigned to it (whether or not asserted), including all rights to causes of action and remedies against any third-party, whether a primary payer or responsible party, at law or in equity. The term “Claim” includes but is not limited to: (i) claims arising under consumer protection statutes and laws; (ii) claims arising under traditional Medicare and Medicare Advantage secondary payer statutes, whether based in contract, tort, statutory right, or otherwise, in connection with the payment to provide healthcare services or supplies; (iii) claims arising under any state statutes and common laws irrespective of the rights that are conferred to the Company through assignment or otherwise; and (iv) all right, title, and interest to any recovery rights that may exist for any potential cause of action where a responsible party or primary payer is liable, even where it has not been established because liability is not yet proven as of the date that the Claim is identified or discovered, together with all receivables, general intangibles, payment intangibles, and other rights to payment now existing or hereafter arising and all products and proceeds of the foregoing;

“Class A Common Stock” means the shares of the Company’s Class A common stock, par value $0.0001 per share, traded on the Nasdaq Capital Market under the symbol “MSPR,” as described in more detail in Note 1, Description of the Business, to the condensed consolidated financial statements included elsewhere in this Quarterly Report;

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

“Common Stock” means shares of the Company’s Class A Common Stock and Class V Common Stock;

“Company” means MSP Recovery, Inc., a Delaware corporation;

“CPIA Warrant” means that warrant agreement dated September 30, 2022, whereby the Company granted to BKI the right to purchase 15,239 shares of Class A Common Stock for the purchase price of $0.4375 per share, as described in more detail in Note 7, Claims Financing Obligations and Notes Payable, to the condensed consolidated financial statements included elsewhere in this Quarterly Report;

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

“New Warrants” means 1,028 million warrants, each exercisable to purchase 1/4,375 of one share, post 2025 Reverse Split, of Class A Common Stock (but only exercisable in lots of 4,375 to purchase whole shares), which were issued as a dividend to the holders of record of Class A Common Stock as of the close of business on the date of Closing;

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

“Palantir” means Palantir Technologies, Inc., a Delaware corporation;

“Public Warrants” means warrants, each exercisable to purchase 1/4,375 of one share, post 2025 Reverse Split, of Class A Common Stock (but only exercisable in lots of 4,375 to purchase whole shares), in accordance with its terms, as described in more detail in Note 1, Description of the Business, to the condensed consolidated financial statements included elsewhere in this Quarterly Report;

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

“Series” means Delaware series limited liability companies, formed pursuant to Delaware law, that are used by the Company to own and segregate assets, including CCRAs;

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

The Initial Virage Warrant, as amended, was issued effective January 1, 2024 in an amount equal to the quotient of 1% of each calendar month end balance of the Unpaid Base Amount (calculated on a cumulative basis) and the VWAP of a share of Class A Common Stock for the five-day period prior to the issuance, beginning with May 24, 2023 and ending December 31, 2023, thus entitling Virage to purchase 161,705 shares of Class A Common Stock at an exercise price of $0.0175 per share, with an expiration date of January 1, 2026.

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

“Yorkville” means YA II PN, Ltd., a Cayman Islands exempt limited partnership fund managed by Yorkville Advisors Global, LP;

“Convertible Promissory Notes” means those certain convertible promissory notes issued to Yorkville, as described in more detail in Note 3, Material Agreements, to the condensed consolidated financial statements included elsewhere in this Quarterly Report; and

“Yorkville SEPA” means that certain Standby Equity Purchase Agreement by and among the Company and Yorkville, dated November 14, 2023, as amended from time to time.

Unless specified otherwise, amounts in this Quarterly Report are presented in U.S. dollars.

Defined terms in the financial statements contained in this Quarterly Report on Form 10-Q not defined herein adopt the meanings ascribed to them in the financial statements or our 2024 Form 10-K.

Part I – Financial Information

Item 1. Financial Statements

MSP RECOVERY, INC. and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share and per share data)	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash	$1,821	$12,328
Accounts receivable	295	295
Affiliate receivable (1)	1,263	1,204
Prepaid expenses and other current assets (1)	1,342	1,647
Total current assets	4,721	15,474
Property and equipment, net	4,980	5,159
Intangible assets, net (2)	1,542,300	1,898,223
Right-of-use assets	129	227
Total assets	$1,552,130	$1,919,083

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$12,125	$13,971
Affiliate payable (1)	21,039	21,664
Commission payable	1,085	1,342
Derivative liability	79	211
Warrant liability (1)	3,142	22,373
Guaranty obligation (1)	—	1,126,490
Claims financing obligation and notes payable (1)	512,619	31,200
Loan from related parties (1)	112,794	—
Interest payable (1)	16,642	33,298
Other current liabilities (1)	32,696	14,765
Total current liabilities	712,221	1,265,314
Guaranty obligation (1)	1,290,394	—
Claims financing obligation and notes payable (1)	248,863	633,026
Lease liabilities	—	102
Loan from related parties (1)	17,534	130,328
Interest payable (1)	122,930	14,828
Other long-term liabilities	4,578	3,894
Total liabilities	$2,396,520	$2,047,492

Commitments and contingencies (Note 10)

Stockholders’ Equity:
Class A common stock, $0.0001 par value; 5,500,000,000 shares authorized; 2,993,243 and 312,137 issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	$—	$—
Class V common stock, $0.0001 par value; 3,250,000,000 shares authorized; 474,740 and 708,958 issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	—	—
Additional paid-in capital	314,791	546,635
Accumulated deficit	(878,633)	(446,050)
Total stockholders’ equity	$(563,842)	$100,585
Non-controlling interest	(280,548)	(228,994)
Total equity	$(844,390)	$(128,409)
Total liabilities and equity	$1,552,130	$1,919,083

(1)
As of September 30, 2025 and December 31, 2024, total affiliate receivable, affiliate payable, warrant liability, guaranty obligation, and loan from related parties balances are with related parties. In addition, the prepaid expenses and other current assets, claims financing obligation and notes payable, other current liabilities, and interest payable include balances with related parties. See Note 12, Related Party Transactions, for further details.
(2)
As of September 30, 2025 and December 31, 2024, intangible assets, net included $1.1 billion and $1.4 billion, respectively, related to a consolidated VIE. See Note 6, Variable Interest Entities, for further details.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MSP RECOVERY, INC. and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share data)	2025	2024	2025	2024
Claims recovery income	$198	$3,577	$1,564	$9,879
Other	—	91	7	127
Total Revenues	$198	$3,668	$1,571	$10,006

Operating expenses
Cost of revenues (1)	251	1,671	1,076	3,453
Claims amortization expense	118,638	121,007	355,923	363,027
General and administrative (2)	3,959	5,329	13,666	17,145
Professional fees	976	3,248	5,627	12,030
Professional fees – legal (3)	—	2,213	450	9,146
Depreciation and amortization	127	71	342	206
Total operating expenses	123,951	133,539	377,084	405,007
Operating Loss	$(123,753)	$(129,871)	$(375,513)	$(395,001)

Interest expense (4)	(130,470)	(106,653)	(374,002)	(306,596)
Other (expense) income, net	(15,192)	799	(15,172)	1,140
Change in fair value of warrant and derivative liabilities	23,953	45,341	41,416	121,625
Net loss before provision for income taxes	$(245,462)	$(190,384)	$(723,271)	$(578,832)

Provision for income tax expense	—	—	—	—
Net loss	$(245,462)	$(190,384)	$(723,271)	$(578,832)

Less: Net loss attributable to non-controlling interests	77,656	160,537	290,688	504,967
Net loss attributable to MSP Recovery, Inc.	$(167,806)	$(29,847)	$(432,583)	$(73,865)

Basic and diluted weighted average shares outstanding, Class A Common Stock	1,264,441	135,795	829,965	106,208
Basic and diluted net loss per share, Class A Common Stock	$(132.71)	$(219.79)	$(521.21)	$(695.47)

(1)
For the three and nine months ended September 30, 2025 and 2024, cost of revenue included $0.1 million and $0.7 million, and $1.3 million and $1.3 million, respectively, of related party expenses. See Note 12, Related Party Transactions, for further details.
(2)
For the three and nine months ended September 30, 2025 and 2024, general and administrative expenses included $– million and $0.2 million, and $0.1 million and $0.2 million, respectively, of related party expenses. See Note 12, Related Party Transactions, for further details.
(3)
For the three and nine months ended September 30, 2024, Professional Fees—legal included $1.7 million and $7.7 million, respectively, of related party expenses related to the Law Firm. There were no such related party expenses related to the Law Firm for three and nine months ended September 30, 2025. See Note 12, Related Party Transactions, for further details.
(4)
For the three and nine months ended September 30, 2025 and 2024, interest expense included $96.3 million and $278.6 million, and $80.8 million, and $233.3 million, respectively, related to interest expense due to related parties. See Note 12, Related Party Transactions, for further details.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MSP RECOVERY, INC. and Subsidiaries

Condensed Consolidated Statements of Changes in Equity

(Unaudited)

Three Months Ended September 30, 2025 and 2024

	Class A Common Stock		Class V Stock
(In thousands except shares)	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Non- Controlling Interests	Total Equity
Balance at June 30, 2025	702,932	$—	474,740	$—	$503,664	$(710,827)	$(396,865)	$(604,028)
Conversion of Warrants	—	—	—	—	—	—	—	—
Class A Issuances	2,290,311	—	—	—	(188,873)	—	193,973	5,100
Net loss	—	—	—	—	—	(167,806)	(77,656)	(245,462)
Balance at September 30, 2025	2,993,243	$—	474,740	$—	$314,791	$(878,633)	$(280,548)	$(844,390)

	Class A Common Stock		Class V Stock
(In thousands except shares)	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Non-Controlling Interests	Total Equity
Balance at June 30, 2024	106,463	$—	708,958	$—	$390,770	$(129,569)	$772,804	$1,034,005
Class A Issuances	70,539	—	—	—	68,991	—	(65,626)	3,365
Net loss	—	—	—	—	—	(29,847)	(160,537)	(190,384)
Balance at September 30, 2024	177,002	$—	708,958	$—	$459,761	$(159,416)	$546,641	$846,986

Nine Months Ended September 30, 2025 and 2024

	Class A Common Stock		Class V Stock
(In thousands, except shares)	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Non-Controlling Interests	Total Equity
Balance at December 31, 2024	312,137	$—	708,958	$—	$546,635	$(446,050)	$(228,994)	$(128,409)
Conversion of Warrants	—	—	—	—	—	—	—	—
Class A Issuances	2,681,106	—	(234,218)	—	(231,844)	—	239,134	7,290
Net loss	—	—	—	—	—	(432,583)	(290,688)	(723,271)
Balance at September 30, 2025	2,993,243	$—	474,740	$—	$314,791	$(878,633)	$(280,548)	$(844,390)

	Class A Common Stock		Class V Stock
(In thousands, except shares)	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Non-Controlling Interests	Total Equity
Balance at December 31, 2023	83,771	$—	709,328	$—	$357,941	$(85,551)	$1,146,739	$1,419,129
Conversion of Warrants	—	—	—	—	—	—	—	—
Class A Issuances	93,231	—	(370)	—	101,820	—	(95,131)	6,689
Net loss	—	—	—	—	—	(73,865)	(504,967)	(578,832)
Balance at September 30, 2024	177,002	$—	708,958	$—	$459,761	$(159,416)	$546,641	$846,986

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MSP RECOVERY, INC. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
(In thousands)	2025	2024
Cash flows from operating activities:
Net loss (1)	$(723,271)	$(578,832)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	342	206
Claims amortization expense	355,923	363,027
Paid-in-kind interest (1)	248,849	203,420
Loss/(Gain) debt extinguishment	80	(450)
Allowance for credit losses	—	—
Change in fair value of warrant liability	(41,264)	(121,685)
Change in fair value of derivatives	(143)	60
Share based compensation	—	94
Mark-to-market loss on liability payable in stock	(486)	(523)
Professional fees payable in shares	1,200	1,484
Non-cash lease expense	1	5
Change in operating assets and liabilities:
Accounts receivable	—	(2,883)
Prepaid expenses and other assets (1)	304	7,216
Affiliate receivable (1)	(59)	(34)
Affiliate payable (1)	(626)	814
Accounts payable, commission payable and accrued liabilities	14,929	7,100
Interest Payable	125,087	103,130
Deferred revenue	75	—
Net cash used in operating activities	(19,059)	(17,851)

Cash flows from investing activities:
Purchases of property and equipment	(163)	(161)
Purchases of intangible assets	—	(2,200)
Net cash used in investing activities	(163)	(2,361)

Cash flows from financing activities:
Proceeds from debt financing	10,622	16,500
Payments on related party loan (1)	—	(382)
Repayment of the Claims financing obligation	(2,586)	(4,793)
Proceeds from the issuance of common stock	679	2,000
Net cash provided by financing activities	8,715	13,325

Net decrease in cash	(10,507)	(6,887)
Cash at beginning of year	12,328	11,633
Cash at end of period	$1,821	$4,746

	Nine Months Ended September 30,
(In thousands)	2025	2024
Supplemental disclosure of non-cash investing and financing activities:
Original issue discount	$5,002	$8,083
Issuance of shares in settlement of debt	$679	$2,000
Payment of professional fees through issuance of Class A common stock	$811	$1,484

Cash paid during the period for:
Interest	$2,237	$4,495

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

The Company is organized in an “Up-C” structure in which all of the business of Legacy MSP and its subsidiaries is held directly or indirectly by the Company, the Company is the managing member, consolidates Legacy MSP, and owns all of the voting economic Class A Units; the Members and their designees own all of the non-voting economic Class B Units in accordance with the terms of the first amended and restated limited liability company agreement of the Company. Each Up-C Unit may be exchanged for either, at the Company’s option, (a) cash or (b) one share of Class A common stock, par value $0.0001, of the Company (“Class A Common Stock”), subject to the provisions set forth in the LLC Agreement. The aggregate consideration paid to the Members (or their designees) at the Closing consisted of: (i) 742,858 Units and (ii) rights to receive payments under the Tax Receivable Agreement (“TRA”), discussed in more detail below.

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

Going Concern

The Company has incurred substantial net losses since inception. The Company’s liquidity remains extremely limited, resulting in the payment of only priority obligations on a monthly basis. Further, substantial outstanding payables owed to the Company’s professional advisors have significantly restricted, and in certain cases, precluded, the Company’s ability to access their services. As of September 30, 2025, the Company had unrestricted cash totaling $1.8 million, out of which $1.1 million is due to assignors and, of which $0.8 million is due to Law Firm for collected legal fees and litigation costs. As of November 17, 2025, the Company had unrestricted cash of $2.7 million. The Company anticipates its only sources of liquidity for 2025 to include: (i) the Yorkville SEPA, which is currently the Company’s sole source of liquidity to meet short-term obligations, as described in more detail in Note 3, Material Agreements, to the condensed consolidated financial statements, (ii) funding to the Company for working capital under the Operational Collection Floor facility, which, as discussed in more detail in Note 3, Material Agreements is fully utilized and has no remaining capacity, and (iii) revenue from Claims recovery income and Claims recovery services income. If Yorkville is unwilling or unable to provide liquidity, the Company may be forced to initiate insolvency proceedings or seek protection under U.S. bankruptcy laws, which could include a court-supervised reorganization or a liquidation of the Company’s assets. The Company is seeking to address liquidity concerns; however, as discussed further below, the Company has concluded management’s plans were not sufficient to alleviate the substantial doubt about the Company’s ability to continue as a going concern:

1.
The Yorkville SEPA. On June 26, 2025, the Company and Yorkville entered into a supplemental agreement to the Yorkville SEPA (the “Supplemental Agreement”), whereby Yorkville agreed to advance to the Company, in the form of Convertible Promissory Notes, funding of up to $3.0 million, from time to time in such amounts as the Company and Yorkville may mutually agree, and subject to the satisfaction of conditions precedent set forth therein. On June 26, 2025, July 16, 2025, and August 8, 2025, Yorkville agreed to fund principal amounts of $0.75 million pursuant to Convertible Promissory Notes issued by the Company under the Yorkville SEPA, resulting in a combined working capital funding of $2.1 million. On September 18, 2025, Yorkville agreed to fund a principal amount of $0.38 million, resulting in working capital funding of $0.36 million, and on September 29, 2025, Yorkville agreed to fund a principal amount of $0.38 million, resulting in working capital funding of $0.34 million.

MSP RECOVERY, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

On October 10, 2025, the Company and Yorkville entered into a second supplemental agreement to the Yorkville SEPA (the “Second Supplemental Agreement”), whereby Yorkville agreed to advance to the Company, in the form of Convertible Promissory Notes, additional funding of up to $3.0 million, from time to time in such amounts as the Company and Yorkville may mutually agree, and subject to the satisfaction of conditions precedent set forth therein. On October 28, 2025, Yorkville agreed to fund a principal amount of $0.5 million pursuant to a Convertible Promissory Note issued by the Company to Yorkville, on terms substantially the same as the previous Convertible Promissory Notes, issued pursuant to the Yorkville SEPA, which resulted in net proceeds to the Company of $0.45 million.

There is no guarantee that Yorkville will provide additional liquidity to the Company. As we have sold substantially all of the 0.3 million shares currently registered for resale to Yorkville, we need to file with the SEC one or more additional registration statements to register under the Securities Act the resale by Yorkville of any additional shares of our common stock, and the SEC would have to declare such registration statement or statements effective before we could sell additional shares under the Yorkville SEPA. There can be no assurances of such events occurring or the timing of such events occurring. For more information on the Yorkville SEPA, see Note 3, Material Agreements, to the condensed consolidated financial statements.

2.
The Working Capital Credit Facility. As of the date of this filing, no funding capacity remains under the Working Capital Credit Facility or Operational Collection Floor. On March 29, 2023, the Company’s subsidiary, Subrogation Holdings, LLC and its parent, MSP Recovery, and HPH entered into the Working Capital Credit Facility consisting of a commitment to fund up to $48 million in proceeds. On August 2, 2024, HPH agreed to, among other things, (i) extend the period for the Company to draw up to $14 million for working capital, accessible in eight tranches of $1.75 million, that can be drawn at least one month apart, until September 2025 and (ii) provide for a $2.0 million loan to be funded by August 31, 2024 for the purpose of acquiring additional Claims (the “Operational Collection Floor”). Pursuant to the Working Capital Credit Facility, HPH had the discretion to increase the Operational Collection Floor and, during quarter ending June 30, 2025, HPH exercised that discretion, funding $1.5 million on April 4, 2025, $0.55 million on April 11, 2025, and $0.75 million on May 2, 2025, May 16, 2025, and June 2, 2025, with a combined principal amount of $6.8 million. For more information on the Working Capital Credit Facility and Operational Collection Floor, see “Hazel Working Capital Credit Facility and Hazel Purchase Money Loan” in Note 7, Claims Financing Obligations and Notes Payable, to the condensed consolidated financial statements.

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

The Company has incurred recurring losses and negative cash flows since inception and has an accumulated deficit of $878.6 million as of September 30, 2025. For the nine months ended September 30, 2025, the Company used approximately $19.1 million of cash in operations. The Company’s liquidity is dependent on its ability to raise additional funds or generate substantial revenue in the near term, the timing and amount of which are uncertain, and on its ability to obtain financing from additional third-party capital sources. The Company’s primary liquidity requirements have been for working capital, debt service, and Claims financing obligations. If the Company is unable to raise sufficient capital or generate substantial revenue, it may be forced to initiate insolvency proceedings or seek protection under U.S. bankruptcy laws, which could include a court-supervised reorganization or a liquidation of the Company’s assets.

Nasdaq Notice of Delisting

On April 24, 2025, the Company received a letter (the “Notice”) from the Listing Qualifications Department (the “Staff”) of the Nasdaq Stock Market LLC (“Nasdaq”) informing the Company that it was not in compliance with the minimum stockholders’ equity requirement for continued listing on the Nasdaq Capital Market, under Listing Rule 5550(b)(1), because the Company’s stockholders’ deficit of $128.4 million, as reported in the Company’s Form 10-K for the year ended December 31, 2024, was below the required minimum of $2.5 million, and because, as of April 24, 2025, the Company did not meet the alternative compliance standards, relating to the market value of listed securities of $35 million or net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years.

The Company had 45 calendar days from April 24, 2025, or through Monday, June 9, 2025, to submit a plan to regain compliance with Listing Rule 5550(b)(1). The Company submitted its plan on June 5, 2025, and was granted an extension of up to 180 days, or through Tuesday, October 21, 2025, to regain compliance.

On October 22, 2025, the Company received a Staff Delisting Determination (the “Delisting Notification”), notifying the Company that trading of its common stock will be suspended from the Nasdaq Capital Market at the opening of business on October 31, 2025, and a Form 25-NSE will be filed with the Securities and Exchange Commission, which will remove the Company’s securities from listing and registration on Nasdaq.

MSP RECOVERY, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

The Company timely submitted a written request for a review of the Delisting Notification by a Hearings Panel (the “Panel”). A hearing request stays the suspension of the Company’s securities and the filing of the Form 25-NSE pending the Panel’s decision. The hearing is scheduled for December 11, 2025.

There can be no assurance that the Panel will grant the Company’s request for continued listing on the Nasdaq Capital Market. If the Company’s Common Stock ceases to be listed for trading on the Nasdaq Capital Market, the Company expects that its Common Stock would continue to trade on the OTCQB Venture Market of the OTC Markets Group.

Deferred Cash Portion of Director Compensation

As of the date of this Quarterly Report, the Company has not remitted the remaining cash portion of the Board of Directors’ compensation that was due on September 30, 2025 totaling $402,250. The unpaid amounts remain outstanding and will be satisfied when the Company’s liquidity allows.

Financing Term Sheet

On August 29, 2025, the Company, together with Subrogation Holdings, LLC and certain other subsidiaries and affiliates (collectively, the “Co-Borrowers”), entered into a term sheet (the “Term Sheet”) with one or more entities managed or advised by, or affiliated with an Investor with whom the Company has signed a non-disclosure agreement (the “Lender”). While the Term Sheet is generally non-binding and subject to the negotiation and execution of definitive documentation, it contains binding provisions relating to exclusivity, confidentiality, governing law, venue, and certain obligations with respect to healthcare claims assignments.

The Term Sheet provides for a potential first lien secured delayed draw term loan facility (the “Facility”) in an aggregate principal amount of up to $55.0 million, consisting of:

•
Tranche A Loans: up to $10.0 million, of which $5.0 million is expected to be funded at closing, and up to $5.0 million may be advanced at the Lender’s sole and absolute discretion prior to satisfaction of a specified contingency.
•
Tranche B Loan: up to $45.0 million, available after the closing date, subject to the same contingency and the Lender’s sole and absolute discretion.

The Facility would mature 36 months following closing, subject to two potential one-year extensions at the discretion of Lender. The obligations of the Co-Borrowers would be secured by a first-priority security interest in substantially all of their assets, subject to inter-creditor arrangements with existing creditors.

In connection with advances under the Facility, the Company would issue to the Lender warrants to purchase shares of the Company’s Class A common stock equal to specified percentages of the Company’s fully diluted equity, with an exercise price of $0.01 per share and a term of ten years. The warrant coverage ranges from 3.0% per $1.0 million drawn under the initial portion of Tranche A to 0.35% per $1.0 million drawn under later portions of Tranche B, for a maximum potential coverage of approximately 46.0% on a fully diluted basis if the Facility is fully drawn.

Additionally, Lender is committed to pursuing acquisition of additional assignor claim rights and working with the Company to expand its portfolio of assigned claims or provide the Company with servicing rights to claims acquired by Lender.

The Term Sheet further contemplates customary fees, budgets, financial reporting requirements, oversight, and approval rights for the Lender, the potential appointment of a Chief Restructuring Officer, and a voting trust arrangement for certain existing shareholders.

Certain extensions of credit and warrant issuances may be subject to shareholder approval under applicable Nasdaq rules.

The Term Sheet does not obligate the parties to consummate the Facility, and any financing will be subject to completion of due diligence, negotiation, and execution of definitive loan agreements, and other customary closing conditions. There can be no assurance that any transaction will be consummated in connection with the Term Sheet, or that it will be completed on the terms set forth in therein. To date, no substantive progress has been made toward negotiating or documenting a definitive agreement, and it is highly unlikely that a transaction will proceed absent material revisions or significant renegotiation of the currently proposed terms.

Warrants

Public Warrants

Pursuant to the terms of the Existing Warrant Agreement, and after giving effect to the issuance of the New Warrants, as defined below, the adjusted exercise price of the Public Warrants is $0.4375 per share of Class A Common Stock, on a cashless basis, in lots of 4,375. During the period from the Closing Date to September 30, 2025, approximately 8.9 million warrants of the original 11.8 million warrants had been exercised. For the three and nine months ended September 30, 2025, the fair value of the remaining unexercised warrants increased minimally resulting in a de minimis other expense and decreased resulting in other income of $5.8 thousand and $10.0 thousand, respectively, which is recorded within change in fair value of warrant and derivative liabilities in the condensed

MSP RECOVERY, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

consolidated statements of operations. For three and nine months ended September 30, 2024, the fair value of the remaining unexercised warrants decreased resulting in other income of $36.6 thousand and $250.2 thousand, respectively, which is recorded within change in fair value of warrant and derivative liabilities in the condensed consolidated statements of operations.

New Warrants

Additionally, in connection with the Business Combination, the Company declared the New Warrant Dividend comprising approximately 1,028 million New Warrants payable to the holders of record of the Class A Common Stock as of the close of business on the Closing Date, of which approximately 894.8 million remain outstanding. The New Warrants expire on the fifth anniversary of the Closing Date or upon earlier redemption. The Company determined that the New Warrant instruments meet the equity scope exception in ASC 815 to be classified in stockholders’ equity, and as the repurchase right noted above has a mirrored value designed to offset the New Warrants, if exercised would be an equity only transaction. The New Warrants are each exercisable in lots of 4,375 warrants for one whole share of Class A Common Stock at a reverse split adjusted exercise price of $50,312.50 per whole share. The New Warrants are subject to certain anti-dilution adjustments.

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

As of September 30, 2025, the Company’s TRA liability associated with the allocable share of existing tax basis acquired in the Business Combination would give rise to a TRA liability of $64.4 million. The Company has not recognized such liabilities under the TRA after concluding it was not probable that the Company will be able to realize the remaining tax benefits, based on estimates of future taxable income. No payments were made to the Continuing Equity Owners and Blocker Shareholders (as defined in the TRA) pursuant to the TRA during the three and nine months ended September 30, 2025 and 2024. The estimation of liability under the tax receivable agreement is by its nature imprecise and subject to significant assumptions regarding the amount, character, and timing of the taxable income of MSP Recovery, Inc. in the future. We may incur additional liabilities under the TRA when Lionheart II Holdings, LLC units are exchanged in the future. If the valuation allowance recorded against the deferred tax assets applicable to the tax attributes subject to the TRA is released in a future period, the relating TRA liability may be considered probable at that time and recorded within earnings.

The Company has assessed the realizability of the net deferred tax assets and, in that analysis, has considered the relevant positive and negative evidence available to determine whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The Company has recorded a full valuation allowance against the deferred tax assets as of September 30, 2025 and December 31, 2024, which will be maintained until there is sufficient evidence to support the reversal of all or some portion of these allowances. As the tax benefits associated with the TRA have not been recognized, based on estimates of future taxable income, the Company has concluded it is not probable to recognize any tax receivable agreement liability. If the valuation allowance recorded against the deferred tax assets is released in a future period, the Tax Receivable Agreement liability may be considered probable at that time and recorded within earnings.

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

MSP RECOVERY, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

2025 Reverse Stock Split

Effective at 11:59 p.m. EDT on September 1, 2025, the Company amended its Second Amended and Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware to effect a 1-for-7 reverse stock split of the Company’s Common Stock (the “Reverse Split”). The Company’s Class A Common Stock began trading post-split on September 2, 2025 under the same symbol, MSPR. As a result of the Reverse Split, every seven (7) shares of the Company’s old common stock were converted into one share of the Company’s new common stock. Fractional shares resulting from the Reverse Split were rounded up to the nearest whole number. The Reverse Split automatically and proportionately adjusted, based on the 1-for-7 split ratio, all issued and outstanding shares of the Company’s common stock, as well as the terms of warrants and other derivative securities outstanding at the time of the effectiveness of the Reverse Split. Proportionate adjustments were made to the per share exercise price and the number of shares issuable upon the exercise of all outstanding stock options and warrants to purchase shares of common stock. Share and per share data (except par value) for the periods presented reflect the effects of the Reverse Split. References to numbers of shares of common stock and per share data in the accompanying financial statements and notes thereto for periods ended prior to September 1, 2025 have been adjusted to reflect the Reverse Split on a retroactive basis. Unless otherwise noted, the share and per share information in this Quarterly Report have been adjusted to give effect to the one-for-seven (1-for-7) Reverse Split.

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

Non-Controlling Interests

As part of the Business Combination and described in Note 1, Description of the Business, the Company became the managing member of MSP Recovery, which is consolidated as the Company controls the operating decisions of MSP Recovery. The non-controlling interest relates to the Up-C Units that are convertible into Class A Common Stock of the Company at the discretion of the holder of the Up-C Unit. The Up-C Unit holders retained approximately 99.76% of the economic ownership percentage of the Company as of the Closing Date. The non-controlling interest is classified as permanent equity within the consolidated balance sheet of the Company. As of September 30, 2025, based on the Class A common stock issuances during the period, the non-controlling interest of Class V shareholders was 13.7%.

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

In July 2025, the FASB issued ASU 2025-05, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets”. The guidance in ASU 2025-05 provide all entities with a practical expedient to assume that current conditions as of the balance sheet date do not change for the remaining life of the assets. ASU 2025-05 is effective for fiscal years beginning after December 15, 2025. The Company is currently evaluating the impact this guidance will have on its financial statements and related disclosures.

In September 2025, the FASB issued ASU 2025-06, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software” to modernize the accounting for and disclosure of internal-use software costs. The guidance in ASU 2025-06 (i) removes all references to project stages; (ii) is intended to change the cost capitalization threshold of internal-use software and website development costs; and (iii) and clarifies the disclosure requirements of capitalized software costs. ASU 2025-06 is effective for fiscal years beginning after December 15, 2027, and interim periods within those fiscal years, and can be applied retrospectively, prospectively, or on a modified transition approach. Early adoption is permitted. The Company is currently evaluating the impact this guidance will have on its financial statements and related disclosures.

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

Note 3. MATERIAL AGREEMENTS

Virage

On May 23, 2022, as part of the Closing of the Business Combination, the Company acquired assets through the issuance of Up-C Units. In exchange for approximately 11.4 thousand Up-C Units, the Company acquired the rights to receive the distributable net proceeds (the “Proceeds”) of a portfolio of Claims owned by VRM MSP, a Delaware limited liability company and joint investment vehicle of VRM and Series MRCS. Under this asset acquisition structure, the Company determined that the arrangements to acquire the rights to proceeds from certain Claims recovery rights along with the guarantee of the VRM Full Return (noted and defined below) result in the Company consolidating the Series. Upon consolidation, the Company included the value of the Up-C Units provided and the value of the guarantee as Intangible Assets, net in the consolidated balance sheet. These are held at cost and treated as finite life intangible assets under ASC 350, and have a useful life of seven years.

In connection with such transaction the Company agreed to pay Virage an amount equal to the contributions by Virage to VRM MSP plus an annual rate of return of 20% (the “VRM Full Return”). Pursuant to the terms of the agreement with Virage, such amount is payable exclusively by any of the following means (or any combination thereof): (a) the Proceeds, net of expenses related to claim settlement, (b) a sale of certain reserved shares of Messrs. John H. Ruiz and Frank C. Quesada, and the delivery of the resulting net cash proceeds thereof to VRM, or (c) a sale of shares by the Company and delivery of the net cash proceeds thereof to VRM. The amount of the VRM Full Return was $1,290.4 million as of September 30, 2025.

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

Pursuant to the Virage MTA dated March 9, 2022 (as amended on April 12, 2023; November 13, 2023; April 1, 2024; and May 1, 2025 the “Virage MTA”), the VRM Full Return payment due date is November 30, 2026, subject to acceleration upon the occurrence of any Trigger Event (unless waived by VRM). The payment methods for the VRM Full Return are as follows, and in the following order of priority: (a) a first priority lien on all sources of revenue of the Company not otherwise encumbered as of April 12, 2023 to the extent such revenues and liquidity exceed the amount of net of revenues necessary to establish and maintain an operating reserve (“Operating Reserve”) of to the budget of the Company (plus applicable taxes) plus 10%, (b) a sale of certain reserved shares of Messrs. John H. Ruiz and Frank C. Quesada, and the delivery of the resulting net cash proceeds thereof to VRM, (c) Parent’s sale of additional shares and delivery of proceeds to VRM, subject to certain anti-dilution provisions, and (d) if the VRM Full Return is not satisfied by

MSP RECOVERY, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

the foregoing, a sale by Messrs. Ruiz and Quesada of other shares of Common Stock that they hold, and the delivery of the resulting net cash proceeds thereof to VRM; provided, that if the VRM Full Return is not fully paid by November 30, 2026, the VRM Full Return shall be payable by any of such payment methods in any order of priority. In addition, Messrs. Quesada and Ruiz agreed to certain transfer restrictions applicable to their Common Stock.

In addition, the Company agreed to make a one-time, lump sum payment to Virage for the period starting May 24, 2023 and ending December 31, 2023, in one or a combination of: (a) cash, in an amount equal to 1.0% of each calendar month-end balance (which month-end balance shall be increased daily up to 20.0% per annum based on a formula set forth in the Virage MTA) of the amount owing to Virage as of each preceding calendar month end and/or (b) issue to VRM a warrant to purchase a number of shares of Class A Common Stock of Parent equal to the quotient of 1.0% of each calendar month end balance of the Unpaid Base Amount (calculated on a cumulative basis) and the VWAP of a share of Class A Common Stock for the five-day period prior to the issuance, beginning with May 24, 2023 and ending December 31, 2023, which warrant will have an exercise price (payable in cash) of $0.0001 per share (the “Initial Virage Warrant”); provided, that the Initial Virage Warrant will expire on January 1, 2026.

The Initial Virage Warrant, as amended, was issued effective January 1, 2024, entitling Virage to purchase 161,705 shares of Class A Common Stock at a reverse split adjusted exercise price of $0.0175 per share, with an expiration date of January 1, 2026.

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

As of December 31, 2024, the Company issued nine Monthly Virage Warrants, entitling Virage to purchase 1,231,347 shares of Class A Common Stock, each warrant expiring two years from the date of issuance, which are exercisable for $0.0175 per share. Furthermore, on April 14, 2025, the Company issued two additional warrants for November 2024 and December 2024, each warrant exercisable for 468,259 and 904,685 shares, respectively, both which are exercisable for $0.0007 per share and expiring two years from the date of issuance. To date, the Company has issued 12 warrants to VRM pursuant to the First Amendment, entitling Virage to purchase 2,765,996 shares of Class A Common Stock.

The Company also agreed that, after the Convertible Promissory Notes are fully satisfied, 25% of the Company’s portion of any net proceeds from the Yorkville SEPA would be used to pay down the VRM Full Return, and that Messrs. John H. Ruiz and Frank C. Quesada would commence the sale of certain of their reserved shares, and deliver the resulting net cash proceeds thereof to VRM.

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

MSP RECOVERY, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Under the Operational Collection Floor, the Company received during 2024: (i) $12.3 million for working capital, and (ii) $2.0 million for the purpose of acquiring the New Claims. For nine months ended September 30, 2025, the Company received $1.75 million of working capital under the Operational Collection Floor. Pursuant to the Working Capital Credit Facility, HPH had, at its sole discretion, increased the Operational Collection Floor by an amount of up to $6.0 million, to be funded over a period of three to six months. During the nine months ended September 30, 2025, HPH exercised that discretion and funded $5.5 million for working capital and $0.55 million for restructuring costs from the increase to the Operational Collection Floor.

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

In connection with the Yorkville SEPA, and subject to the conditions set forth therein, Yorkville agreed to advance to the Company in the form of convertible promissory notes (the “Convertible Promissory Notes”) an aggregate principal amount of $15.0 million. In 2023, the Company issued two Convertible Promissory Notes to Yorkville for a combined principal amount of $10 million, resulting in net proceeds of $9.48 million, and in 2024 the Company issued a third Convertible Promissory Note to Yorkville in the principal amount of $5.0 million, resulting in net proceeds to us of $4.75 million.

Pursuant to the Convertible Promissory Notes, Yorkville has the option, subject to certain limitations, of exchanging on one or more occasions all or part of the then outstanding balance under a given note for shares of our Class A Common Stock at a conversion price equal to the lower of: (A)(i) with respect to the Convertible Promissory Note issued on November 15, 2023, $1,403.9375 per share; (ii) with respect to the Convertible Promissory Note issued on December 11, 2023, $649.88 per share; (iii) with respect to the Convertible Promissory Note issued on April 8, 2024, $263.375 per share; (iv) with respect to the Convertible Promissory Notes issued on June 26, 2025, July 16, 2025, and August 8, 2025, $14.00 per share; and (v) with respect to the Convertible Promissory Notes issued on September 18, 2025, September 29, 2025, and October 28, 2025, $2.00 per share (collectively, the “Fixed Price”); or (B) 95% of the lowest daily VWAP during the seven consecutive trading days immediately preceding the conversion (the “Conversion Price”), which in no event may the Conversion Price be lower than $0.50 (the “Floor Price”). During the fiscal quarter ending September 30, 2025, the obligations under the Convertible Promissory Notes issued on November 15, 2023 and December 11, 2023 were fully satisfied, and as of November 3, 2025, the Convertible Promissory Note issued on April 8, 2024 was fully satisfied.

As required pursuant to the Second Amended and Restated Nomura Promissory Note, 50% of the aggregate proceeds under the Yorkville SEPA will be used to repay amounts outstanding under the Nomura Note (first towards accrued and unpaid interest, if any, then towards principal) and the remaining 50% of such proceeds will be used to repay amounts due under the Convertible Promissory Notes, if any, or be paid to the Company after the Convertible Promissory Notes are fully repaid. Pursuant to the Third Virage MTA Amendment, 25% of the Company’s portion of any net proceeds from the Yorkville SEPA would be used to pay down the VRM Full Return after the Convertible Promissory Notes are fully satisfied. On June 26, 2025, Nomura agreed to waive its entitlement to receive up to $3.0 million of proceeds from the Yorkville SEPA, subject to certain limitations. On October 24, 2025, the Company further amended and restated the Nomura Note to increase the limited waiver of the Company’s obligation to pay Nomura Note obligations using the proceeds from Convertible Promissory Notes issued pursuant to the Yorkville SEPA from $3.0 million up to an aggregate total of $6.0 million of principal borrowed, provided that such proceeds be used solely to fund the operations of the Company, and acknowledge Nomura’s entitlement to receive up to $0.1 million of proceeds under the Second Supplemental Agreement.

Upon the occurrence and during the continuation of an event of default, the Convertible Promissory Notes shall become immediately due and payable, and the Company shall pay to Yorkville the principal and interest due thereunder. Events of default include, among others: (i) termination of quotation or listing of the Class A Common Stock on any primary market for a period of 10 consecutive trading days (the Company is currently quoted and listed for trading on Nasdaq) and (ii) failure to timely file any periodic report with the SEC on or before the due date of such filing as established by the SEC, including extensions under Rule 12b-25 under the Exchange Act. In no event shall Yorkville be allowed to effect a conversion if such conversion, along with all other shares of Common Stock beneficially owned by Yorkville and its affiliates would exceed 9.99% of the outstanding shares of the Common Stock of the Company. If any time on or after November 14, 2023: (i) the daily VWAP is less than the Floor Price for ten consecutive trading days (“Floor Price Trigger”), (ii) the Company has issued substantially all of the shares available under the Exchange Cap (as defined below) (“Exchange Cap Trigger”), or (iii) the Parent is in material breach of the Registration Rights Agreement, and such breach remains uncured for a period of twenty trading days, or the occurrence of an “Event” (as defined in the Registration Rights Agreement) (“Registration Event Trigger” and collectively with the Floor Price Trigger and the Exchange Cap Trigger, the “Trigger”), then the Company shall make monthly payments to Yorkville beginning on the seventh trading day after the Trigger and continuing monthly in the amount of $1.5 million plus a 5.0% premium and accrued and unpaid interest. On December 6, 2024, stockholders holding at least a majority of our outstanding voting capital stock approved by written consent as required by Nasdaq Rule 5635(d), the issuance of

MSP RECOVERY, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

shares of common stock of the Company in excess of the Exchange Cap set forth in the Yorkville SEPA. Effective January 8, 2025, the Exchange Cap was effectively lifted, allowing the Company to issue shares to Yorkville pursuant to the Yorkville SEPA and the Convertible Promissory Notes in excess of the Exchange Cap. In addition, on April 10, 2025, Yorkville agreed to (i) extend the due date for the first Monthly Payment to November 30, 2026, (ii) extend the maturity date of the Convertible Promissory Notes to November 30, 2026, and (iii) waive Volume Threshold and Maximum Advance Amount limitations set forth in the Yorkville SEPA.

Yorkville, at its discretion and providing that there is a balance remaining outstanding under the Convertible Promissory Notes, may deliver a notice under the Yorkville SEPA requiring the issuance and sale of shares of Class A Common Stock to Yorkville at the Conversion Price in consideration of an offset of the Convertible Promissory Notes (“Investor Notice”). Yorkville, in its sole discretion, may select the amount of any Investor Notice, provided that the number of shares issued does not cause Yorkville to exceed the 9.99% ownership limitation or the amount of shares of Class A Common Stock that are registered. As a result of an Investor Notice, the amounts payable under the Convertible Promissory Notes will be offset by such amount subject to each Investor Notice.

The Company will control the timing and amount of any sales of shares of Class A Common Stock to Yorkville, except with respect to the conversion of the Convertible Promissory Notes. Actual sales of shares of Class A Common Stock to Yorkville as an Advance under the Yorkville SEPA will depend on a variety of factors to be determined by the Company from time to time, which may include, among other things, market conditions, the trading price of the Company’s Class A Common Stock, and determinations by the Company as to the appropriate sources of funding for our business and operations.

The Yorkville SEPA will automatically terminate on the earliest to occur of: (i) the first day of the month following the 36-month anniversary of the date of the Yorkville SEPA, or (ii) the date on which Yorkville shall have made payment of Advances pursuant to the Yorkville SEPA for shares of Class A Common Stock equal to $250.0 million. The Company has the right to terminate the Yorkville SEPA at no cost or penalty upon five trading days’ prior written notice to Yorkville, provided that there are no outstanding Advance Notices for which shares of Class A Common Stock need to be issued, and the Company has paid all amounts owed to Yorkville pursuant to the Convertible Promissory Notes. The Company and Yorkville may also agree to terminate the Yorkville SEPA by mutual written consent. Neither the Company nor Yorkville may assign or transfer the Company’s respective rights and obligations under the Yorkville SEPA, and no provision of the Yorkville SEPA may be modified or waived by the Company or Yorkville other than by an instrument in writing signed by both parties.

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

On April 12, 2024, Yorkville agreed that, to the extent that it holds Class A Common Stock in such quantities that would prevent the Company from utilizing the Yorkville SEPA solely due to the Ownership Limitation, Yorkville committed to fund an additional advance in the principal amount of $13.0 million on the same terms and conditions as the Convertible Promissory Notes pursuant to the Yorkville SEPA.

During the three and nine months ended September 30, 2025, the Company sold 2,253,236 and 2,353,238 shares of Class A Common Stock to Yorkville, respectively, pursuant to investor and/or advance notices delivered under the Yorkville SEPA at prices between $1.60 and $17.55 per share. The proceeds therefrom were used to: (i) reduce amounts owed to Yorkville by $6.2 million, and (ii) $0.7 million to fund operations of the Company. Subsequent to September 30, 2025, and through November 7, 2025, the Company sold 10,765,917 shares of Class A Common Stock to Yorkville pursuant to investor and/or advance notices delivered under the Yorkville SEPA at prices between $0.50 and $1.00 per share. The proceeds from these additional share sales were used to reduce amounts owed to Yorkville by an additional $6.9 million. As we have sold substantially all of the approximately 0.3 million shares currently registered for resale to Yorkville, we need to file with the SEC one or more additional registration statements to register under the Securities Act the resale by Yorkville of any additional shares of our common stock, and the SEC would have to declare such registration statement or statements effective before we could sell additional shares. There can be no assurances of such events occurring or the timing of such events occurring.

During the fiscal quarter ending on September 30, 2025, the Company agreed to successive reductions of the Floor Price from $26.25 to $1.00 per share, and on October 28, 2025, the Floor Price was further reduced to $0.50.

Pursuant to a Supplemental Agreement dated June 26, 2025, Yorkville agreed to advance to the Company, in the form of Convertible Promissory Notes, an additional $3.0 million subject to the terms and conditions set forth in the SEPA. As of September 30, 2025, the Company issued the following Yorkville Convertible Promissory Notes: (i) June 26, 2025, July 16, 2025, and August 8, 2025,

MSP RECOVERY, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

for $0.75 million each, and (ii) on September 18, 2025 and September 29, 2025, for $0.38 million, each with terms substantially the same as the previous Convertible Promissory Notes, issued pursuant to the SEPA. Yorkville may convert the Convertible Promissory Notes into shares of the Company’s common stock at a conversion price equal to the lower of the Fixed Price (as defined in each Convertible Promissory Note) or 95% of the lowest daily VWAP during the five consecutive trading days immediately preceding the date of the conversion (the “Conversion Price”), which in no event may the Conversion Price be lower than the Floor Price of $0.50, provided that the number of shares issued does not cause Yorkville to exceed the 9.99% ownership limitation.

On October 10, 2025, in connection with the SEPA, and subject to the terms and conditions set forth therein, the Company and Yorkville entered into a second Supplemental Agreement (the “Second Supplemental Agreement”), whereby Yorkville agreed to advance to the Company, in the form of Convertible Promissory Notes, additional funding of up to $3.0 million, from time to time in such amounts as the Company and Yorkville may mutually agree, and subject to the satisfaction of conditions precedent set forth in the Second Supplemental Agreement. Advances pursuant to the Second Supplemental Agreement are subject to a 10% original issue discount, and may be issued in increments such that the net principal increase incurred by such advance under the Second Supplemental Agreement to the aggregate principal amount of all Pre-Paid Advances then outstanding does not exceed $1.0 million. On October 28, 2025, the Company issued to Yorkville a Convertible Promissory Note for $0.5 million pursuant to the Second Supplemental Agreement.

The Yorkville SEPA is currently the Company’s sole source of liquidity to meet short-term obligations. If Yorkville is unwilling or unable to provide liquidity, the Company may be forced to initiate insolvency proceedings or seek protection under U.S. bankruptcy laws, which could include a court-supervised reorganization or a liquidation of the Company’s assets.

Note 4. INVESTMENT IN EQUITY METHOD INVESTEES

The Company holds four investments which are accounted for using the equity method: MAO-MSO Recovery II LLC Series PMPI (“Series PMPI”), MAO-MSO Recovery LLC, MAO-MSO Recovery II LLC (both collectively the “MAO-MSO entities”) and VRM MSP.

Series PMPI is a series of MAO-MSO Recovery II LLC. The Company exercises significant influence over the operating and financial activities of Series PMPI, but does not exercise control of the entity. In accordance with Series PMPI’s operating agreement, the controlling member is entitled to a preferred return of 20% per annum (the “Preferred Return”). Once the Preferred Return has been met, the controlling member is entitled to 50% of Claims recoveries by PMPI. The noncontrolling member is allocated 100% of the costs of PMPI. Since the Preferred Return exceeds the total members’ equity of PMPI as of both September 30, 2025 and December 31, 2024, the value of the equity method investment in the condensed consolidated balance sheet is $0.

The MAO-MSO entities are Delaware limited liability companies formed as master series entities whose central operations are to form other series legal entities that will hold and pursue Claims recovery rights. The MAO-MSO entities are not designed to hold or pursue Claims recoveries themselves. The Company holds a 50% economic interest in both entities, and has significant influence through its equity investment, but does not control either entity. As equity method investments, the Company recognizes its proportionate share of net earnings or losses as equity earnings in Other income. The activity of these entities has been insignificant for the three and nine months ended September 30, 2025 and 2024. Since the Company did not make a contribution to the MAO-MSO entities and the entities have recorded losses, the value of the equity method investment in the consolidated balance sheets is $0 as of both September 30, 2025 and December 31, 2024.

Summary financial information for equity accounted investees, not adjusted for the percentage ownership of the Company is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2025	2024	2025	2024
Revenue	$—	$—	$187	$7
Amortization	$—	$167	$—	$1,167
Other expenses	$1	$1	$21	$20
Income (Loss)	$(1)	$(168)	$166	$(1,180)

	As of
(in thousands)	September 30, 2025	December 31, 2024
Total Assets	$772	$928
Total Liabilities	$985	$762

In 2023, in connection with an amendment to the VRM MSP structure, the Company became a direct investor in VRM MSP, which controls MSP Recovery Claims, Series LLC, and recognizes this investment as an equity method investment. However, the Company previously consolidated and continues to consolidate the underlying Series of MSP Recovery Claims, Series LLC, which hold

MSP RECOVERY, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Intangible assets, net consists of the following:

	As of
(in thousands)	September 30, 2025	December 31, 2024
Intangible assets, gross	$3,121,859	$3,121,859
Accumulated amortization	(1,579,559)	(1,223,636)
Net	$1,542,300	$1,898,223

For the three and nine months ended September 30, 2025 and 2024, claims amortization expense was $118.6 million and $355.9 million, and $121.0 million and $363.0 million, respectively.

Future amortization for CCRAs, for the remainder of 2025 and thereafter is expected to be as follows:

(in thousands)	CCRAs Amortization
2025	$118,637
2026	474,554
2027	474,554
2028	474,555
Total	$1,542,300

The Company monitors intangible assets for potential impairment indicators, including, but not limited to, assumptions regarding the amount and timing of future collections derived from its CCRAs. The Company continues to pursue recoveries from various parties under rights held through its CCRAs; however, extended delays may result in future impairment of the Company’s intangible assets.

During the three months ended September 30, 2025, the Company updated the recoverability analysis on the definite-lived CCRA intangible assets performed as of December 31, 2024. The Company did not identify any new impairment indicators outside of the ones already disclosed in its evaluation of its definite-lived intangible assets in financial statements included in the 2024 Form 10-K. There are inherent risks in our business which could impact the recoverability analysis. As a result, factors may change in the future that could negatively impact our recoverability of the CCRAs, and may result in an impairment charge. Based on the analysis, the carrying value of the Company’s CCRA intangible assets was deemed to be recoverable as of September 30, 2025.

The following table presents the changes in the Company’s intangibles assets for the nine months ended September 30, 2025:

(in thousands)	Intangible Assets
Balance as of December 31, 2024	$1,898,223
Amortization expense	(355,923)
Balance as of September 30, 2025	$1,542,300

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

Total assets and liabilities included in its condensed consolidated balance sheets for these VIEs were $1.1 billion and $3.4 million, respectively, as of September 30, 2025 and $1.4 billion and $0.4 million, respectively, as of December 31, 2024. The assets at September 30, 2025 and December 31, 2024 include the intangible assets, net included in the Series of $1.0 billion and $1.2 billion, respectively.

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

Total assets and liabilities for these VIEs were $0.8 million and $1.0 million, respectively, at September 30, 2025 and $0.9 million and $0.8 million, respectively, at December 31, 2024.

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

See Note 4, Investment in Equity Method Investees, for additional information on this VRM MSP transaction.

Note 7. CLAIMS FINANCING OBLIGATIONS AND NOTES PAYABLE

Based on claims financing obligations and notes payable agreements, as of September 30, 2025 and December 31, 2024, the present value of amounts owed under these obligations were $764.6 million and $673.6 million, respectively, including capitalized interest. In addition, as of September 30, 2025 and December 31, 2024, the Company has $9.5 million and $12.2 million of advances from Yorkville, respectively. The weighted average interest rate is 15.6% based on the current book value of $764.6 million with rates that range from 0% to 20%.

As of September 30, 2025, the minimum required payments on these agreements are $897.1 million. Certain of these agreements have priority of payment regarding any proceeds until full payment of the balance due is satisfied. The maturity of the commitments range from the date sufficient claims recoveries are received to cover the required return or in some cases by 2031.

Brickell Key Investments

In 2015, the Company entered into a Claims Proceeds Investment Agreement (as amended, the “CPIA”) with Brickell Key Investments LP (“Holder”). On October 12, 2022, the Company entered into an Amendment to the CPIA (the “Amendment”) and a Warrant Agreement (the “Warrant Agreement”) with Holder, pursuant to which the parties agreed to amend the original CPIA and required payment terms.

Pursuant to the CPIA, as amended, the Company granted a warrant (the “CPIA Warrant”) entitling Holder to purchase Class A common shares in the Company (the “Class A Shares”) up to a maximum amount of 15,239 (the “Amount”) for a purchase price equal to $6,666.67 ($0.4375 per Class A Share), and is payable in cash. This CPIA Warrant will expire at 5:00 p.m. (Eastern Time), on September 30, 2027 and may be exercised in whole or in part by Holder at any time prior to such date. Holder can only sell a maximum of 15% per month of the Class A Shares obtained through the Warrant. In exchange for the Company issuing the Warrant, the amounts owed to Holder pursuant to CPIA are amended to equal $80 million.

MSP RECOVERY, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

In exchange for issuance of the CPIA Warrant, amounts owed to Holder pursuant to CPIA were reduced from approximately $143 million to equal $80 million (the “Reduced Obligation”), and no further interest will accrue. Holder has the right to receive the $80 million owed through (1) proceeds as outlined in the CPIA, (2) cash paid by the Company or (3) monetization of the CPIA Warrant (through the sale of the CPIA Warrant or sale of the underlying Class A Shares). If Holder monetizes the CPIA Warrant, the amount owed will be reduced at a measure of $5,250.00 per Class A Share (five-day volume weighted average price as of September 30, 2022).

In connection with the Amendment and Warrant Agreement, Holder also executed a Stock Pledge Agreement (the “Pledge Agreement”) with Legacy MSP founders, John H. Ruiz and Frank C. Quesada (the “Founders”). As part of the Pledge Agreement, the Founders agreed to pledge 11.4 thousand shares to secure payment of the original principal amount of the CPIA; provided, that if any time prior to September 30, 2024, if the pledge agreement had not terminated, and the per share price of the pledged shares dropped below $0.60 (before the 2023, 2024, and 2025 reverse stock splits), then additional shares were required to be pledged by the Founders to bring the number of pledged shares to a value based on the value on that date to $36.0 million (minus amounts received in satisfaction of the obligation). Holder has raised a dispute relating to the total number of shares that the Founders were required to pledge under the Pledge Agreement; however, before any pledged shares may be transacted upon, Holder must have monetized the CPIA Warrant. As of October 2, 2025, Holder has exercised the CPIA Warrant. As the Company has an obligation to pay this indebtedness through cash proceeds from certain purchased claims recovery rights, the $79.8 million of amounts owed as of September 30, 2025 was included as Claims financing obligation and notes payable on the condensed consolidated balance sheet.

The Founders did not exercise the option to repurchase the CPIA Warrant on or before June 30, 2023. The Company recognizes the CPIA Warrant at fair value which, considering the price of the Company’s common stock was below $5,250.00 as of September 30, 2025, it was determined to be zero. Effective October 2, 2025, Holder exercised its right to purchase all shares to which it was entitled.

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

Under the Operational Collection Floor, the Company received during 2024: (i) $12.3 million for working capital, and (ii) $2.0 million for the purpose of acquiring the New Claims. For nine months ended September 30, 2025, the Company received $1.75 million of working capital under the Operational Collection Floor. Pursuant to the Working Capital Credit Facility, HPH had the sole discretion to increase the Operational Collection Floor by an amount of up to $6.0 million. During the nine months ended September 30, 2025, HPH exercised that discretion and funded $5.5 million for working capital and $0.55 million for restructuring costs from the increase to the Operational Collection Floor.

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

Nomura Promissory Note

On May 27, 2022, the Company issued an unsecured promissory note to Nomura (as amended and restated on April 12, 2023; November 13, 2023; March 26, 2024; April 28, 2025; June 26, 2025, and October 24, 2025 the “Nomura Note”). As of September 30, 2025, the Nomura Note carries a principal amount of approximately $35.1 million related to advisory fees and deferred underwriting fees and expenses that became due and payable by the Company to Nomura, in connection with the consummation of the Business Combination. The Nomura Note is payable in kind or in cash, at the Company’s discretion, accrues interest at 16% per annum, and matures on November 30, 2026. Upon two days prior written notice to Nomura, the Company may prepay all or any portion of the then outstanding principal amount under the Nomura Note together with all accrued and unpaid interest thereon. The balance of the unsecured Nomura Note and related interest are included within Claims financing obligations and notes payable in the consolidated balance sheet.

Under the Nomura Note, 50% of the aggregate proceeds under the Yorkville SEPA will be used to pay amounts outstanding under the Amended and Restated Nomura Promissory Note (first towards accrued and unpaid interest, if any, then towards principal) and the remaining 50% of such proceeds will be used to pay amounts due under the Convertible Promissory Notes, if any, or be paid to the Company after the Convertible Promissory Notes are fully repaid. On June 26, 2025, Nomura agreed to waive its entitlement to receive up to $3.0 million of proceeds from the Yorkville SEPA, subject to certain limitations described therein.

On October 24, 2025, the Company further amended and restated the Nomura Note to: (i) reflect the current principal amount outstanding of approximately $35.4 million, (ii) increase the limited waiver of the Company’s obligation to pay Nomura Note obligations using the proceeds from Convertible Promissory Notes issued pursuant to the Yorkville SEPA from $3.0 million up to an aggregate total of $6.0 million of principal borrowed, provided that such proceeds be used solely to fund the operations of the Company, and (iii) acknowledge Nomura’s entitlement to receive up to $0.1 million of proceeds under the Second Supplemental Agreement.

Yorkville Convertible Promissory Notes

On November 14, 2023, the Company entered into a standby equity purchase agreement (the “Yorkville SEPA”) with YA II PN, Ltd., a Cayman Island exempted company (“Yorkville”), pursuant to which Yorkville committed to purchase up to $250.0 million in shares of Class A Common Stock, subject to certain limitations and conditions set forth therein, during the term thereof. In connection

MSP RECOVERY, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

with the Yorkville SEPA, and subject to the conditions set forth therein, Yorkville agreed to advance to the Company in the form of convertible promissory notes (the “Convertible Promissory Notes”) an aggregate principal amount of $15.0 million. In 2023, the Company issued two Convertible Promissory Notes to Yorkville for a combined principal amount of $10 million, resulting in net proceeds of $9.48 million, and in 2024 the Company issued a third Convertible Promissory Note to Yorkville in the principal amount of $5.0 million, resulting in net proceeds to us of $4.75 million. As of the date of this filing, the Company’s obligations under the Convertible Promissory Notes issued to Yorkville in 2023 and 2024, with a combined principal amount of $15.0 million, have been fully satisfied.

Pursuant to a Supplemental Agreement dated June 26, 2025, Yorkville agreed to advance to the Company, in the form of Convertible Promissory Notes, an additional $3.0 million subject to the terms and conditions set forth in the SEPA. As of September 30, 2025, the Company issued the following Yorkville Convertible Promissory Notes: (i) June 26, 2025, July 16, 2025, and August 8, 2025, for $0.75 million each, and (ii) on September 18, 2025 and September 29, 2025, for $0.38 million, each with terms substantially the same as the previous Convertible Promissory Notes, issued pursuant to the SEPA. Yorkville may convert the Convertible Promissory Notes into shares of the Company’s common stock at a conversion price equal to the lower of the Fixed Price (as defined in each Convertible Promissory Note) or 95% of the lowest daily VWAP during the five consecutive trading days immediately preceding the date of the conversion (the “Conversion Price”), which in no event may the Conversion Price be lower than the Floor Price of $0.50, provided that the number of shares issued does not cause Yorkville to exceed the 9.99% ownership limitation.

On October 10, 2025, in connection with the SEPA, and subject to the terms and conditions set forth therein, the Company and Yorkville entered into a second Supplemental Agreement (the “Second Supplemental Agreement”), whereby Yorkville agreed to advance to the Company, in the form of Convertible Promissory Notes, additional funding of up to $3.0 million, from time to time in such amounts as the Company and Yorkville may mutually agree, and subject to the satisfaction of conditions precedent set forth in the Second Supplemental Agreement. Advances pursuant to the Second Supplemental Agreement are subject to a 10% original issue discount, and may be issued in increments such that the net principal increase incurred by such advance under the Second Supplemental Agreement to the aggregate principal amount of all Pre-Paid Advances then outstanding does not exceed $1.0 million. On October 28, 2025, the Company issued to Yorkville a Convertible Promissory Note for $0.5 million pursuant to the Second Supplemental Agreement.

The Yorkville SEPA is currently the Company’s sole source of liquidity to meet short-term obligations. If Yorkville is unwilling or unable to provide liquidity, the Company may be forced to initiate insolvency proceedings or seek protection under U.S. bankruptcy laws, which could include a court-supervised reorganization or a liquidation of the Company’s assets. For more information on the Yorkville SEPA and the Convertible Promissory Notes, see Note 3, Material Agreements, to the condensed consolidated financial statements.

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

The fair value of the combined embedded derivative was $0.1 million and $0.2 million as of September 30, 2025 and December 31, 2024.

For the three months ended September 30, 2025, the fair value of the embedded derivative decreased resulting in other income of $36.0 thousand and for the nine months ended September 30, 2025, the fair value of the embedded derivative decreased resulting in other income of $0.2 million. For the three months ended September 30, 2024, the fair value of the embedded derivative decreased resulting in other income of $18.0 thousand and for the nine months ended September 30, 2024, the fair value of the embedded derivative increased resulting in other loss of $60.0 thousand.

Note 8. WARRANT LIABILITY

As of September 30, 2025, the Company had recognized a warrant liability for the following securities which are convertible into, or allow the purchase of, our Class A Common Stock, including: (i) 2,950,157 Public Warrants outstanding, each exercisable to purchase 1/4,375th of one share of our Class A Common Stock (but only exercisable in lots of 4,375 to purchase whole shares); (ii) the CPIA Warrant, exercisable to purchase 15,239 shares of Class A Common Stock at a purchase price of $0.4375 per share; (iii) the VRM Warrants, of which 10 are exercisable to purchase a total of 1,393,052 shares of Class A Common Stock at a purchase price of $0.0175 per share, and two that are exercisable to purchase a total of 1,372,944 Class A Common Stock at a purchase price of $0.0007 per share; and (iv) warrants to Virage Recovery Participation, LP, exercisable to purchase 14,286 shares of Class A Common Stock at a purchase price of $0.0175 per share.

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

The table below presents a roll-forward of the warrant liability from December 31, 2024 to September 30, 2025:

(in thousands)	Warrant Liability
Balance at December 31, 2024	$(22,373)
Issuance of warrants	(22,033)
Change in fair value of outstanding warrants	41,264
Balance at September 30, 2025	$(3,142)

The table below presents a summary of activity of the shares underlying the warrants from December 31, 2024 to September 30, 2025:

		Weighted Average
	# of Shares	Exercise Price
Balance at December 31, 2022	15,998	$0.4375
Converted	(84)	$0.4375
Balance at December 31, 2023	15,914	$0.4375
Issued	1,407,338	$0.0175
Balance at December 31, 2024	1,423,252	$0.0222
Issued	1,372,944	$0.0007
Balance at September 30, 2025	2,796,196	$0.0116

See Note 1, Description of the Business, for discussion of the terms of the Public Warrants and New Warrants, to Note 3, Material Agreements, for discussion of the terms of the VRM Warrants, and to Note 7, Claims Financing Obligations and Notes Payable for discussion of the terms of the CPIA Warrant.

Note 9. NON-CONTROLLING INTEREST

The non-controlling interest balance primarily represents the Up-C Units of the Company held by the Members. The following table summarizes the ownership of Units in the Company as of September 30, 2025:

	Common Stock	Ownership Percentage
Ownership of Class A Common Stock	2,993,243	86.3%
Ownership of Class V Common Stock	474,740	13.7%
Balance at end of period	3,467,983	100.0%

The non-controlling interest holders have the right to exchange Up-C Units, at the Company’s option, for (i) cash or (ii) one share of Class A Common Stock, subject to the provisions set forth in the LLC Agreement. As such, future exchanges of Up-C Units by non-controlling interest holders will result in a change in ownership and reduce or increase the amount recorded as non-controlling interest and increase or decrease additional paid-in-capital or retained earnings when the Company has positive or negative net assets, respectively. As of September 30, 2025, 0.2 million Up-C Units have been exchanged into shares of Class A Common Stock.

In addition to the non-controlling interest related to Up-C Units, the Company also has non-controlling interests related to the Series as noted in Note 6, Variable Interest Entities, and MAO-MSO Recovery LLC Series FHCP (“FHCP”), which is a non-wholly owned subsidiary of MSP Recovery, LLC. In accordance with FHCP’s operating agreement, the noncontrolling member is entitled to a preferred return of 20% per annum (the “Preferred Return”). Once the Preferred Return has been met, the noncontrolling member is entitled to 80% of Claims recoveries by FHCP. The controlling member is allocated 100% of the costs of FHCP. Since the Preferred Return exceeds the total members’ equity of FHCP as of both September 30, 2025 and December 31, 2024, non-controlling interest also includes $4.4 million and $4.4 million, respectively, representing the entire members’ equity of FHCP.

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

MSP RECOVERY, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Litigation

Cano Health, LLC

On July 7, 2023, the Company issued 45,486 unregistered shares of Class A Common Stock (after giving effect to the Reverse Split) to Cano Health, LLC (“Cano”) as payment for $61.7 million in deferred compensation related to the following agreements, which the Company had the option to pay in cash or in stock and elected to pay in stock, of which (i) 18,434 shares of Common Stock were issued as a deferred consideration for the assignment of certain claims pursuant to that certain Purchase Agreement, effective as of September 30, 2022, as amended to date, by and between MSP Recovery and Cano, and (ii) 27,052 shares of Common Stock were issued as deferred consideration for the assignment of certain claims pursuant to that certain Amended and Restated Claims Recovery and Assignment Agreement effective as of December 31, 2021, as amended to date, by and between MSP Recovery and Cano.

On August 10, 2023, the Company sued Cano in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida for declaratory relief and anticipatory breach of the Cano CCRA, Cano Purchase Agreement, and a Service Agreement (collectively, the “Cano Agreements”) between the parties. On the same day, Cano sued the Company in the same court, alleging fraud in the inducement, breach of contract, tortious interference, and unjust enrichment relating to the Cano Agreements. The Company has a $5.0 million receivable outstanding from Cano; however, due to Cano’s Quarterly Report on Form 10-Q filings for the periods ending June 30, 2023 and September 30, 2023, which include a substantial doubt about Cano’s ability to continue as a going concern, and Cano’s subsequent filing of voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code on February 4, 2024, the Company established a reserve for the balance due under such receivable during 2023. These matters were automatically stayed as a result of Cano’s bankruptcy filing. As of June 28, 2024, the Debtors’ Plan has been confirmed and declared effective. On September 8, 2025, the Company and Cano executed a written settlement agreement that fully and finally resolved all matters in dispute in the Cano related litigation. On September 9, 2025, the Parties stipulated to the dismissal with prejudice of all claims, counterclaims, and causes of action asserted, or that could have been asserted, in the Cano litigation. The dismissals were entered without any admission of liability, wrongdoing, or concession by any Party. In connection with and as part of the Settlement Agreement, each Party expressly retracted and withdrew any prior statements, allegations, or characterizations made about any other Party in the Cano Litigation or otherwise in connection with therewith. The Company does not expect the Settlement Agreement to have a material impact on its financial condition or results of operations.

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

Menendez Litigation

In the matter of Menendez v. Ruiz, Case No. 2023-001738-CA-01, pending in the Eleventh Judicial Circuit in and for Miami-Dade County, Florida (the “Menendez Litigation”), plaintiffs Norberto Menendez, iNewton, LLC, Synnova Health, Inc., and Health Beats, LLC (collectively, the “Plaintiffs”) sought damages under eight legal theories against John H. Ruiz, individually, MSP Recovery, Inc. (the “Company”), and MSP Recovery, LLC, a subsidiary of the Company (together, the “Defendants”). Following a seven-day trial, on August 20, 2025, a jury returned a verdict finding no liability against the Defendants on all but one of the counts asserted in the Complaint. Specifically, the jury rejected every fraud and misrepresentation theory and completely exonerated the Company and Mr. Ruiz from any and all claims asserted against them. The jury did return a finding of breach of an alleged oral contract, but only as to the Company’s subsidiary, MSP Recovery, LLC, which holds all of the assets for the Company. The jury awarded Plaintiffs approximately $12.7 million in damages and $3.0 million in interest, which continues to accrue at 8.65% annually (the “Menendez Judgment”), against MSP Recovery, LLC on that claim. The Company established a reserve for the Menendez Judgment on September 30, 2025.

On October 17, 2025, the court entered a final judgment in favor of the Plaintiffs for the sum of $15.7 million, which accrues interest at 8.65% annually. The court reserved jurisdiction to entertain post-trial motions and issues, including, but not limited to MSP Recovery, LLC’s motion for a directed verdict and Defendants’ omnibus motion for entitlement to an award of costs and attorneys’ fees.

On November 4, 2025, the court issued a writ of execution in favor of Plaintiffs against MSP Recovery, LLC in the amount of approximately $15.7 million. On November 5, 2025, Plaintiffs filed a motion seeking an injunction directing MSP Recovery, LLC to turn over its membership certificate(s) in MSP Recovery Services, LLC, a Florida limited liability company, to the Sheriff for levy and sale. The Company is evaluating its options with respect to these matters, including potential motions to stay enforcement, seeking

MSP RECOVERY, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

appropriate relief from the court, or otherwise resolve the judgment.

Note 11. FAIR VALUE MEASUREMENTS

The Company has no assets that are measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024. Liabilities measured at fair value on a recurring basis as of September 30, 2025, are summarized as follows:

(in thousands)	Level	September 30, 2025	December 31, 2024
Derivative liability	3	$79	$211
Warrant liability	2	3,142	22,373
Total		$3,221	$22,584

The following table details the roll-forward of the Level 3 liabilities during the nine months ended September 30, 2025:

(in thousands)
Balance at December 31, 2024	$211
Change in fair value of derivative liability	(152)
Issuance of note	20
Balance at September 30, 2025	$79

As of September 30, 2025, the beneficial conversion feature within the Yorkville SEPA is treated as an embedded derivative liability and changes in the fair value were recognized in the change in fair value of warrant and derivative liabilities in the condensed consolidated statements of operations. The embedded derivative liability was valued at each of the respective issuance dates and at year-end using the following market-based inputs:

	September 30, 2025	December 31, 2024
Price of Common Stock	$1.13	$15.89
Volatility	80%	60%
Market Risk Spread	10.57%	9.56%
Expected Term (in years)	1.17 - 1.42	0.75

Note 12. RELATED PARTY TRANSACTIONS

Loans from Related Parties

The Company has an unsecured promissory note in an aggregate principal amount of $112.8 million (the “Promissory Note”) to John H. Ruiz and Frank C. Quesada, the Company’s Chief Executive Officer and director and Chief Legal Officer and director, respectively (collectively, the “MSP Principals”), in exchange for the MSP Principals agreeing to provide cash to pay transaction costs related to the Merger, pay down affiliate payable balances, and provide operating cash to the Company. In addition to the amounts in the Promissory Note, at the merger date with LCAP, the MSP Principals contributed $13.0 million through funds that had been loaned to VRM MSP to cover related service fees. The Promissory Note as well as the amount contributed at the merger date bear interest at an annual rate of 4%, payable in kind. The Promissory Note has a maturity date of June 16, 2026, and the amount contributed at the merger date matures on October 31, 2026. The Promissory Note is payable by the Company at any time, without prepayment penalties, fees, or other expenses. During both the three and nine months ended September 30, 2025 and 2024, the Company recorded $1.3 million and $3.8 million, respectively, of interest expense related to the Promissory Note and amount contributed at the merger.

A portion of the proceeds under the Promissory Note in an amount equal to $36.5 million was advanced to the Law Firm, an affiliate of certain Members, for certain operating expenses pursuant to a legal services agreement. During the third quarter of 2024, the Company amortized all remaining advances to the Law Firm, therefore has a balance of $0 as of both September 30, 2025 and December 31, 2024. The advances of Law Firm expenses are reflected in Professional fees – legal within the condensed consolidated statement of operations. The advances were expensed as incurred, as the Company does not have recourse to any amounts incurred should Law Firm fail to secure recoveries, although it does have recourse to any amounts advanced that have not been incurred as an expense.

Under the Company’s Legal Services Agreement with the Law Firm dated May 23, 2022 (the “LSA”), the Company shall advance certain of Law Firm’s monthly expenses, including payroll and overhead; however, should Law Firm earn fees under the legal service agreements (the “Existing LSAs”) noted below, net of pre-existing obligations including payments to co-counsel sufficient to cover its monthly expenses, Company is entitled to reimbursement of the advance of said monthly expenses. Further, to the extent that Law Firm earns a surplus of fees in excess of its monthly expenses, said surplus shall be used to reimburse past amounts of Law Firm’s monthly expenses that Company advanced. For the three and nine months ended September 30, 2024, $1.7 million and $7.7 million, respectively, of the $36.5 million advanced by the Company to the Law Firm has been incurred for expenses pursuant to the legal services agreement. There were no amounts expensed during the three and nine months ended September 30, 2025 related to the legal services agreement.

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

Founders’ Pledge – Claims Proceeds Investment Agreement

As disclosed in Note 7, Claims Financing Obligations and Notes Payable, the Founders pledged 11.4 thousand shares to secure payment of the original principal amount of the CPIA.

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

As of September 30, 2025 and December 31, 2024, the Company had a payable to the Law Firm amounting to $1.2 million and $1.8 million, respectively. For the three and nine months ended September 30, 2024, $1.7 million and $7.7 million, respectively, was included in Professional fees – legal, for expenses related to the Law Firm in the condensed consolidated statements of operations. There were no professional fees – legal expenses related to the Law Firm in the condensed consolidated statements of operations three and nine months ended September 30, 2025.

In addition, during fiscal year 2023, the Company issued an unsecured promissory note in an aggregate principal amount of $4.95 million to the Law Firm, to provide general operational funding (the “Law Firm Loan”). The aggregate unpaid principal amount of this promissory note is due 24 months from the date of the most recent advance from the Hazel Credit Agreement is made. As of September 30, 2025, this promissory note was due on June 2, 2027. This promissory note does not carry interest and is payable by the Company at any time, without prepayment penalties, fees, or other expenses. On March 4, 2024, the Board authorized the partial repayment of the Law Firm Loan in the amount of $0.4 million, which funds were to be used for the express purpose of paying property taxes on real property owned and pledged by the MSP Principals to HPH as collateral in connection with the Working Capital Credit Facility.

For the three and nine months ended September 30, 2025 and 2024, Cost of revenue included $0.1 million and $0.7 million, and $1.3 million and $1.3 million, respectively, of related party expenses.

The Law Firm may also collect and/or hold cash on behalf of the Company in the ordinary course of business. As of September 30, 2025 and December 31, 2024, $0.9 million and $0.8 million, respectively, was due from the Law Firm and included in the condensed consolidated balance sheets in Affiliate Receivable.

As discussed above, on April 14, 2025, Opco entered into Amendment No. 1 to its LSA with the Law Firm dated May 23, 2022, which: (i) terminates any obligation by the Company or its subsidiaries to provide further advances to fund the Law Firm, and (ii) provides that any Compensation, as defined therein, earned by the Law Firm will first be used to repay the balance of funds advanced by Opco to the Law Firm pursuant thereto.

MSP Recovery Aviation, LLC

The Company may make payments related to operational expenses on behalf of its affiliate, MSP Recovery Aviation, LLC (“MSP Aviation”). The Company has made payments in the periods of the financial statements only related to specifically billed flights. As of both September 30, 2025 and December 31, 2024, $0.2 million was due from MSP Aviation, which is included in the condensed consolidated balance sheets in Affiliate Receivable. In addition, as of September 30, 2025, there was $46.9 thousand due to MSP Aviation which is included in the condensed consolidated balance sheets in Affiliate Payable; there was no such payable as of December 31, 2024. For the three and nine months ended September 30, 2025 and 2024, $– million and $0.2 million, and $0.1 million and $0.2 million, respectively, was included in General and Administrative expenses related to MSP Aviation in the condensed consolidated statements of operations.

Funds Held for Other Entities

The Company may collect and/or hold cash on behalf of its affiliates in the ordinary course of business. As of both September 30, 2025 and December 31, 2024, $19.8 million was due to affiliates of the Company and included in the condensed consolidated balance sheets in Affiliate Payable. These amounts were primarily due to Series MRCS, and will be repaid either through excess cash flows from operations or other financing. The Company also has a note payable with Series MRCS, which as of both September 30, 2025 and December 31, 2024, the balance was $0.5 million and included in the condensed consolidated balance sheets in Claims financing obligation and notes payable.

MSP RECOVERY, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

As of both September 30, 2025 and December 31, 2024, there were additional receivables from other affiliates of $0.2 million. These were included in the condensed consolidated balance sheets in Affiliate Receivable.

VRM MSP

The Company concluded that VRM MSP is a related party due to ownership interests in the entity held by the MSP Recovery and Series MRCS. For the three and nine months ended September 30, 2025 and 2024, the Company recorded $94.9 million and $274.0 million, and $79.2 million and $228.7 million, respectively, for interest expense related to the VRM Full Return and Virage MTA Amendment.

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

Pursuant to purchase agreements dated March 4, 2024 and August 22, 2024, and as disclosed on Form 4 filings by Mr. John H. Ruiz, the Company’s Chief Executive Officer, the Company issued 2,507 and 2,061, respectively, of unregistered shares of Class A Common Stock to Virage in satisfaction of certain obligations of the Company, which shares were subsequently purchased from Virage by Mr. Ruiz.

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

MSP RECOVERY, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Significant expenses regularly provided to the CODM are Claims Amortization Expense, Interest Expense, General & Administrative, and Professional Fees as reported on the face of the income statement. The table below presents the Company’s significant segment expenses and a reconciliation of Significant Segment expenses and other segment items to Net Loss, the CODM’s primary measure of performance:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
Total Revenues	$198	$3,668	$1,571	$10,006
Less:
Significant Expenses:
Claims amortization expense	(118,638)	(121,007)	(355,923)	(363,027)
General and administrative	(3,959)	(5,329)	(13,666)	(17,145)
Professional fees	(976)	(3,248)	(5,627)	(12,030)
Professional fees – legal	—	(2,213)	(450)	(9,146)
Interest expense	(130,470)	(106,653)	(374,002)	(306,596)
Significant Expenses	(254,043)	(238,450)	(749,668)	(707,944)
Other Segment Items (1)	(8,383)	(44,398)	(24,826)	(119,106)
Net Loss	$(245,462)	$(190,384)	$(723,271)	$(578,832)
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

The following table sets forth the computation of basic and diluted earnings per share of Class A Common Stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share data)	2025	2024	2025	2024
Numerator - basic and diluted:
Net loss	$(245,462)	$(190,384)	$(723,271)	$(578,832)
Less: Net loss attributable to the non-controlling interests	77,656	160,537	290,688	504,967
Net loss attributable to MSP Recovery, Inc.	$(167,806)	$(29,847)	$(432,583)	$(73,865)

Denominator – basic and diluted:
Weighted-average shares of Class A common stock outstanding – basic	1,264,441	135,795	829,965	106,208
Weighted-average shares of Class A common stock outstanding – dilutive	1,264,441	135,795	829,965	106,208

Earnings per share of Class A common stock – basic	$(132.71)	$(219.79)	$(521.21)	$(695.47)
Earnings per share of Class A common stock – diluted	$(132.71)	$(219.79)	$(521.21)	$(695.47)

Shares of the Company’s Class V Common Stock do not participate in the earnings or losses of the Company and are therefore not participating securities. As such, separate presentation of basic and diluted earnings per share of Class V Common Stock under the two-class method has not been presented.

In the calculation for earnings per share for the three and nine months ended September 30, 2025, the Company excluded from the calculation of diluted earnings per share: (i) 474,740 shares of Class V Common Stock; (ii) 2,950,157 Public Warrants outstanding; (iii)

MSP RECOVERY, INC. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

15,239 shares issuable upon the exercise of the CPIA Warrant; (iv) 894,754,824 New Warrants outstanding; (v) 2,765,996 shares issuable to Virage upon exercise of the VRM Warrants; and (vi) 14,286 shares issuable to Virage upon exercise of the VRP warrant, because their effect would have been anti-dilutive.

In the calculation for earnings per share for the three and nine months ended September 30, 2024, the Company excluded from the calculation of diluted earnings per share: (i) 708,958 shares of Class V Common Stock; (ii) 2,950,157 Public Warrants outstanding; (iii) 15,239 shares issuable upon the exercise of the CPIA Warrant, (vi) 894,754,824 New Warrants outstanding; (v) 1,393,052 shares issuable to Virage upon exercise of the VRM Warrants; and (vi) 14,286 shares issuable upon exercise of the Virage Recovery Participation LP warrant, because their effect would have been anti-dilutive.

Note 15. SUBSEQUENT EVENTS

General Counsel Resignation

On October 7, 2025, Alexandra Plasencia, General Counsel of MSP Recovery, Inc. (the “Company”), submitted her resignation from that position, effective as of October 17, 2025. Ms. Plasencia will remain available to advise the Company, as needed, through November 30, 2025, to facilitate a smooth transition of her responsibilities.

Ms. Plasencia’s decision to resign was not the result of any disagreement with the Company, its management, operations, policies, or practices.

Nomura Amended and Restated Promissory Note

On May 27, 2022, the Company issued an unsecured promissory note to Nomura (as amended on April 12, 2023; November 13, 2023; March 26, 2024; April 28, 2025; and June 26, 2025, the “Nomura Note”). On October 24, 2025, the Company further amended and restated the Nomura Note to: (i) reflect the current principal amount outstanding of approximately $35.4 million, (ii) increase the limited waiver of the Company’s obligation to pay Nomura Note obligations using the proceeds from Convertible Promissory Notes issued pursuant to the Yorkville SEPA from $3.0 million up to an aggregate total of $6.0 million of principal borrowed, provided that such proceeds be used solely to fund the operations of the Company, and (iii) acknowledge Nomura’s entitlement to receive up to $0.1 million of proceeds under the Second Supplemental Agreement.

Nasdaq Notice of Delisting

On April 24, 2025, the Company received a letter (the “Notice”) from the Listing Qualifications Department (the “Staff”) of the Nasdaq Stock Market LLC (“Nasdaq”) informing the Company that it was not in compliance with the minimum stockholders’ equity requirement for continued listing on the Nasdaq Capital Market, under Listing Rule 5550(b)(1), because the Company’s stockholders’ deficit of $128.4 million, as reported in the Company’s Form 10-K for the year ended December 31, 2024, was below the required minimum of $2.5 million, and because, as of April 24, 2025, the Company did not meet the alternative compliance standards, relating to the market value of listed securities of $35 million or net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years.

The Company had 45 calendar days from April 24, 2025, or through Monday, June 9, 2025, to submit a plan to regain compliance with Listing Rule 5550(b)(1). The Company submitted its plan on June 5, 2025, and was granted an extension of up to 180 days, or through Tuesday, October 21, 2025, to regain compliance.

On October 22, 2025, the Company received a Staff Delisting Determination (the “Delisting Notification”), notifying the Company that trading of its common stock will be suspended from the Nasdaq Capital Market at the opening of business on October 31, 2025, and a Form 25-NSE will be filed with the Securities and Exchange Commission, which will remove the Company’s securities from listing and registration on Nasdaq.

The Company timely submitted a written request for a review of the Delisting Notification by a Hearings Panel (the “Panel”). A hearing request stays the suspension of the Company’s securities and the filing of the Form 25-NSE pending the Panel’s decision. The hearing is scheduled for December 11, 2025.

There can be no assurance that the Panel will grant the Company’s request for continued listing on the Nasdaq Capital Market. If the Company’s Common Stock ceases to be listed for trading on the Nasdaq Capital Market, the Company expects that its Common Stock would continue to trade on the OTCQB Venture Market of the OTC Markets Group.

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

Liquidity and Capital Resources

Going Concern

The Company has incurred substantial net losses since inception. The Company’s liquidity remains extremely limited, resulting in the payment of only priority obligations on a monthly basis. Further, substantial outstanding payables owed to the Company’s professional advisors have significantly restricted, and in certain cases, precluded, the Company’s ability to access their services. As of September 30, 2025, the Company had unrestricted cash totaling $1.8 million, out of which $1.1 million is due to assignors and, of which $0.8 million is due to Law Firm for collected legal fees and litigation costs. As of November 17, 2025, the Company had unrestricted cash of $2.7 million. The Company anticipates sources of liquidity for 2025 to include: (i) the Yorkville SEPA, which is currently the Company’s sole source of liquidity to meet short-term obligations, as described in more detail in Note 3, Material Agreements, to the condensed consolidated financial statements, (ii) funding to the Company for working capital under the Operational Collection Floor facility, which, as discussed in more detail in Note 3, Material Agreements is fully utilized and has no remaining capacity, and (iii) revenue from Claims recovery income and Claims recovery services income. If Yorkville is unwilling or unable to provide liquidity, the Company may be forced to initiate insolvency proceedings or seek protection under U.S. bankruptcy laws, which could include a court-supervised reorganization or a liquidation of the Company’s assets. The Company is seeking to address liquidity concerns; however, as discussed further below, the Company has concluded management’s plans were not sufficient to alleviate the substantial doubt about the Company’s ability to continue as a going concern:

1.
The Yorkville SEPA. On June 26, 2025, the Company and Yorkville entered into a supplemental agreement to the Yorkville SEPA (the “Supplemental Agreement”), whereby Yorkville agreed to advance to the Company, in the form of Convertible

Promissory Notes, funding of up to $3.0 million, from time to time in such amounts as the Company and Yorkville may mutually agree, and subject to the satisfaction of conditions precedent set forth therein. On June 26, 2025, July 16, 2025, and August 8, 2025, Yorkville agreed to fund principal amounts of $0.75 million pursuant to Convertible Promissory Notes issued by the Company under the Yorkville SEPA, resulting in a combined working capital funding of $2.1 million. On September 18, 2025, Yorkville agreed to fund a principal amount of $0.38 million, resulting in working capital funding of $0.36 million, and on September 29, 2025, Yorkville agreed to fund a principal amount of $0.38 million, resulting in working capital funding of $0.34 million.

On October 10, 2025, the Company and Yorkville entered into a second supplemental agreement to the Yorkville SEPA (the “Second Supplemental Agreement”), whereby Yorkville agreed to advance to the Company, in the form of Convertible Promissory Notes, additional funding of up to $3.0 million, from time to time in such amounts as the Company and Yorkville may mutually agree, and subject to the satisfaction of conditions precedent set forth therein. On October 28, 2025, Yorkville agreed to fund a principal amount of $0.5 million pursuant to a Convertible Promissory Note issued by the Company to Yorkville, on terms substantially the same as the previous Convertible Promissory Notes, issued pursuant to the Yorkville SEPA, which resulted in net proceeds to the Company of $0.45 million.

There is no guarantee that Yorkville will provide additional liquidity to the Company. As we have sold substantially all of the 2.0 million shares currently registered for resale to Yorkville, we need to file with the SEC one or more additional registration statements to register under the Securities Act the resale by Yorkville of any additional shares of our common stock, and the SEC would have to declare such registration statement or statements effective before we could sell additional shares under the Yorkville SEPA. There can be no assurances of such events occurring or the timing of such events occurring. For more information on the Yorkville SEPA, see Note 3, Material Agreements, to the condensed consolidated financial statements.

2.
The Working Capital Credit Facility. As of the date of this filing, no funding capacity remains under the Working Capital Credit Facility or Operational Collection Floor. On March 29, 2023, the Company’s subsidiary, Subrogation Holdings, LLC and its parent, MSP Recovery, and HPH entered into the Working Capital Credit Facility consisting of a commitment to fund up to $48 million in proceeds. On August 2, 2024, HPH agreed to, among other things, (i) extend the period for the Company to draw up to $14 million for working capital, accessible in eight tranches of $1.75 million, that can be drawn at least one month apart, until September 2025 and (ii) provide for a $2.0 million loan to be funded by August 31, 2024 for the purpose of acquiring additional Claims (the “Operational Collection Floor”). Pursuant to the Working Capital Credit Facility, HPH had the discretion to increase the Operational Collection Floor and, during quarter ending June 30, 2025, HPH exercised that discretion, funding $1.5 million on April 4, 2025, $0.55 million on April 11, 2025, and $0.75 million on May 2, 2025, May 16, 2025, and June 2, 2025, with a combined principal amount of $6.8 million. For more information on the Working Capital Credit Facility and Operational Collection Floor, see “Hazel Working Capital Credit Facility and Hazel Purchase Money Loan” in Note 7, Claims Financing Obligations and Notes Payable, to the condensed consolidated financial statements.

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

The Company has incurred recurring losses and negative operating cash flows since inception and has an accumulated deficit of $878.6 million as of September 30, 2025. For the nine months ended September 30, 2025, the Company used approximately $19.1 million of cash in operations. The Company’s liquidity is dependent on its ability to raise additional funds or generate substantial revenue in the near term, the timing and amount of which are uncertain, and on its ability to obtain financing from additional third-party capital sources. The Company’s primary liquidity requirements have been for working capital, debt service, and Claims financing obligations. If the Company is unable to raise sufficient capital or generate substantial revenue, it may be forced to initiate insolvency proceedings or seek protection under U.S. bankruptcy laws, which could include a court-supervised reorganization or a liquidation of the Company’s assets.

Deferred Cash Portion of Director Compensation

As of the date of this Quarterly Report, the Company has not remitted the remaining cash portion of the Board of Directors’ compensation that was due on September 30, 2025 totaling $402,250. The unpaid amounts remain outstanding and will be satisfied when the Company’s liquidity allows.

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

We are entitled to a portion of any recovery rights associated with approximately $1,592 billion in Billed Amount (and approximately $381 billion in Paid Amount), which contains approximately $87.8 billion in Paid Value of Potentially Recoverable Claims, as of September 30, 2025. We believe it would take any competitor significant time to amass the portfolio of Claims rights currently owned by us due to, among things, the volume of our Claims data retained and strength of our data analytics, which we believe are key to attracting new clients that are willing to assign Claims to us.

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

As of September 30, 2025, approximately 95.9% of our expected recoveries arise from Claims being brought under the Medicare Secondary Payer Act. While we believe the MSP Act has bipartisan support, changes to the laws on which we base our recoveries, particularly the MSP Act, can adversely affect our business. Our ability to generate future revenue is therefore significantly dependent on factors outside our control.

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

Claims Recovery Services

We may also recognize Claims recovery service revenue from our services to clients, assisting entities with the pursuit of Claims recovery rights by identifying recoverable Claims and providing data matching and legal services. Under our Claims recovery services model, we do not own the rights to Claims but provide our services for a fee based on budgeted expenses for the month with an adjustment for the variance between budget and actual expense from the prior month. The fees received pursuant to a Claims recovery service agreement are related to expenses incurred and are not tied to the Billed Amount or potential recovery amounts. Although we believe our future business to be highly tied to the Recovery model and Chase to Pay, we may enter into these contracts as the market dictates. The Company did not recognize any Claims recovery service income during the nine months ended September 30, 2025 or 2024.

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

Financing Term Sheet

On August 29, 2025, the Company, together with Subrogation Holdings, LLC and certain other subsidiaries and affiliates (collectively, the “Co-Borrowers”), entered into a term sheet (the “Term Sheet”) with one or more entities managed or advised by, or affiliated with an Investor with whom the Company has signed a non-disclosure agreement (the “Lender”). While the Term Sheet is generally non-binding and subject to the negotiation and execution of definitive documentation, it contains binding provisions relating to exclusivity, confidentiality, governing law, venue, and certain obligations with respect to healthcare claims assignments.

The Term Sheet provides for a potential first lien secured delayed draw term loan facility (the “Facility”) in an aggregate principal amount of up to $55.0 million, consisting of:

•
Tranche A Loans: up to $10.0 million, of which $5.0 million is expected to be funded at closing, and up to $5.0 million may be advanced at the Lender’s sole and absolute discretion prior to satisfaction of a specified contingency.
•
Tranche B Loan: up to $45.0 million, available after the closing date, subject to the same contingency and the Lender’s sole and absolute discretion.

The Facility would mature 36 months following closing, subject to two potential one-year extensions at the discretion of Lender. The obligations of the Co-Borrowers would be secured by a first-priority security interest in substantially all of their assets, subject to inter-creditor arrangements with existing creditors.

In connection with advances under the Facility, the Company would issue to the Lender warrants to purchase shares of the

Company’s Class A common stock equal to specified percentages of the Company’s fully diluted equity, with an exercise price of $0.01 per share and a term of ten years. The warrant coverage ranges from 3.0% per $1.0 million drawn under the initial portion of Tranche A to 0.35% per $1.0 million drawn under later portions of Tranche B, for a maximum potential coverage of approximately 46.0% on a fully diluted basis if the Facility is fully drawn.

Additionally, Lender is committed to pursuing acquisition of additional assignor claim rights and working with the Company to expand its portfolio of assigned claims or provide the Company with servicing rights to claims acquired by Lender.

The Term Sheet further contemplates customary fees, budgets, financial reporting requirements, oversight, and approval rights for the Lender, the potential appointment of a Chief Restructuring Officer, and a voting trust arrangement for certain existing shareholders.

Certain extensions of credit and warrant issuances may be subject to shareholder approval under applicable Nasdaq rules.

The Term Sheet does not obligate the parties to consummate the Facility, and any financing will be subject to completion of due diligence, negotiation, and execution of definitive loan agreements, and other customary closing conditions. There can be no assurance that any transaction will be consummated in connection with the Term Sheet, or that it will be completed on the terms set forth in therein. To date, no substantive progress has been made toward negotiating or documenting a definitive agreement, and it is highly unlikely that a transaction will proceed absent material revisions or significant renegotiation of the currently proposed terms.

2025 Reverse Stock Split

Effective at 11:59 p.m. EDT on September 1, 2025, the Company amended its Second Amended and Restated Certificate of Incorporation filed with the Secretary of State of the State of Delaware to effect a 1-for-7 reverse stock split of the Company’s Common Stock (the “Reverse Split”). The Company’s Class A Common Stock began trading post-split on September 2, 2025 under the same symbol, MSPR. As a result of the Reverse Split, every seven (7) shares of the Company’s old common stock were converted into one share of the Company’s new common stock. Fractional shares resulting from the Reverse Split were rounded up to the nearest whole number. The Reverse Split automatically and proportionately adjusted, based on the 1-for-7 split ratio, all issued and outstanding shares of the Company’s common stock, as well as the terms of warrants and other derivative securities outstanding at the time of the effectiveness of the Reverse Split. Proportionate adjustments were made to the per share exercise price and the number of shares issuable upon the exercise of all outstanding stock options and warrants to purchase shares of common stock. Share and per share data (except par value) for the periods presented reflect the effects of the Reverse Split. References to numbers of shares of common stock and per share data in the accompanying financial statements and notes thereto for periods ended prior to September 1, 2025 have been adjusted to reflect the Reverse Split on a retroactive basis. Unless otherwise noted, the share and per share information in this Quarterly Report have been adjusted to give effect to the one-for-seven (1-for-7) Reverse Split.

Yorkville Amendments

On June 26, 2025, the Company and Yorkville entered into a Supplemental Agreement to the Yorkville SEPA, whereby Yorkville agreed to increase the amount of pre-paid advances by up to $3.0 million, to be advanced in multiple tranches. On June 26, 2025, July 16, 2025, and August 8, 2025, Yorkville funded principal amounts of $0.75 million pursuant to additional Convertible Promissory Notes for $0.75 million each, with terms substantially the same as the previous Convertible Promissory Notes, issued pursuant to the Yorkville SEPA, resulting in a combined working capital funding of $2.1 million. On September 18, 2025, Yorkville agreed to fund a principal amount of $0.38 million, resulting in working capital funding of $0.36 million, and on September 29, 2025, Yorkville agreed to fund a principal amount of $0.38 million, resulting in working capital funding of $0.34 million. Yorkville may convert the Convertible Promissory Notes into shares of the Company’s common stock at a conversion price equal to the lower of the Fixed Price (as defined in each Convertible Promissory Note) or 95% of the lowest daily VWAP during the five consecutive trading days immediately preceding the date of the conversion (the “Conversion Price”), which in no event may the Conversion Price be lower than the Floor Price, provided that the number of shares issued does not cause Yorkville to exceed the 9.99% ownership limitation.

On October 10, 2025, in connection with the SEPA, and subject to the terms and conditions set forth therein, the Company and Yorkville entered into a second Supplemental Agreement (the “Second Supplemental Agreement”), whereby Yorkville agreed to advance to the Company, in the form of Convertible Promissory Notes, additional funding of up to $3.0 million, from time to time in such amounts as the Company and Yorkville may mutually agree, and subject to the satisfaction of conditions precedent set forth in the Second Supplemental Agreement. Advances pursuant to the Second Supplemental Agreement are subject to a 10% original issue discount, and may be issued in increments such that the net principal increase incurred by such advance under the Second Supplemental Agreement to the aggregate principal amount of all Pre-Paid Advances then outstanding does not exceed $1.0 million. On October 28, 2025, Yorkville agreed to fund a principal amount of $0.5 million pursuant to a Convertible Promissory Note issued by the Company to Yorkville, on terms substantially the same as the previous Convertible Promissory Notes, issued pursuant to the Yorkville SEPA, which resulted in net proceeds to the Company of $0.45 million.

During the fiscal quarter ending on September 30, 2025, the Company agreed to successive reductions of the Floor Price from $26.25 to $1.00 per share, and on October 28, 2025, the Floor Price was further reduced to $0.50.

The Yorkville SEPA is currently the Company’s sole source of liquidity to meet short-term obligations. If Yorkville is unwilling or unable to provide liquidity, the Company may be forced to initiate insolvency proceedings or seek protection under U.S. bankruptcy laws, which could include a court-supervised reorganization or a liquidation of the Company’s assets.

Amended and Restated Nomura Promissory Note

On May 27, 2022, the Company issued an unsecured promissory note to Nomura (as amended and restated on April 12, 2023; November 13, 2023; March 26, 2024; April 28, 2025; June 26, 2025, and October 24, 2025 the “Nomura Note”). Pursuant to the Nomura Note, 50% of the aggregate proceeds under the Yorkville SEPA will be used to pay amounts outstanding under the Amended and Restated Nomura Promissory Note (first towards accrued and unpaid interest, if any, then towards principal) and the remaining 50% of such proceeds will be used to pay amounts due under the Convertible Promissory Notes, if any, or be paid to the Company after the Convertible Promissory Notes are fully repaid.

On June 26, 2025, Nomura agreed to waive its entitlement to receive up to $3.0 million of proceeds from the Yorkville SEPA, subject to certain limitations described therein.

On October 24, 2025, the Company further amended and restated the Nomura Note to: (i) reflect the current principal amount outstanding of approximately $35.4 million, (ii) increase the limited waiver of the Company’s obligation to pay Nomura Note obligations using the proceeds from Convertible Promissory Notes issued pursuant to the Yorkville SEPA from $3.0 million up to an aggregate total of $6.0 million of principal borrowed, provided that such proceeds be used solely to fund the operations of the Company, and (iii) acknowledge Nomura’s entitlement to receive up to $0.1 million of proceeds under the Second Supplemental Agreement.

VRM Warrant Issuance and Restructuring

Pursuant to the first Amendment to the Master Transaction Agreement, dated April 11, 2023 (the “First Amendment”), for each calendar month beginning with January 31, 2024 and ending when the VRM Full Return (as defined in the Master Transaction Agreement dated March 9, 2022 (as amended, the “MTA”)) is paid in full, the Company is required to either: (i) pay in cash or (ii) issue a warrant to purchase a number of shares of Class A Common Stock of the Company, or some combination thereof, to Virage Recovery Master LP (“VRM”) equal to the quotient of 1% of the calendar month-end balance of the Unpaid Base Amount (as defined in the MTA) (the “Required Monthly Issuance”). To date, the Company has issued 12 warrants to VRM pursuant to the First Amendment, entitling Virage to purchase 2,765,996 shares of Class A Common Stock.

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

Key Factors Affecting Our Results

Our Claims Portfolio

We differ from our competitors because we obtain our recovery rights through irrevocable assignments. When we are assigned these rights, we take on the risk that such Claims may not be recoverable. We are entitled to pursue a portion of any recovery rights associated with approximately $1,592 billion in Billed Amount (and approximately $381 billion in Paid Amount), which contained approximately $87.8 billion in Paid Value of Potentially Recoverable Claims, as of September 30, 2025. We are typically entitled to 100% of recovery rights pursuant to our CCRAs, but contractually obligated to pay 50% of gross recoveries to the Assignor. In certain cases, we have purchased from our Assignors the rights to 100% of the recovery. By discovering, quantifying, and settling the gap between Billed Amount and Paid Amount on a large scale, we believe we are positioned to generate substantial annual recovery revenue at high profit margins for our assigned Claims. In litigation, our experienced management and legal teams provide us with a competitive advantage. While our model of being assigned the Claim rights allows us the flexibility to direct the litigation and potentially generate higher margins, we have, on an opportunistic basis, paid the Assignor an up-front purchase price for these rights.

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

Our Claims recovery revenue is typically recognized upon reaching a binding settlement or arbitration with a counterparty or when the legal proceedings, including any appellate process, are resolved. A decrease in the willingness of courts to grant these judgments, a change in the requirements for filing these cases or obtaining these judgments, or a decrease in our ability to collect on these judgments could have an adverse effect on our business, financial condition, and operating results. Of the Claims identified as potentially recoverable, relating to our accident-related cases as of September 30, 2025, approximately 86.5% of claims are already in the recovery process, which are claims where either the recovery process has been initiated, data has been collected and matched, or resolution discussions are in process.

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

As of September 30, 2025, the Company has obtained settlements where the Recovery Multiple was or would be in excess of the Paid Amount, settlements at or below the paid amount, and settlements where the Recovery Multiple cannot be calculated with certainty on the settlement date, as these settlements include, in addition to cash payments, non-cash consideration, including, but not limited to agreements: (i) to assign Claims for the Company to pursue recoveries against plaintiffs’ attorneys and medical providers, (ii) to provide historical data and assistance in reconciling current and future Medicare claims; (iii) to implement the clearinghouse platform; and (iv) to resolve cooperatively, or through binding mediation, recoverable Medicare Claims that the Company owns today and/or obtains in the future.

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

	Nine Months Ended	Year Ended December 31,
$ in billions	September 30, 2025	2024	2023
Paid Amount	$380.9	$380.4	$369.8
Paid Value of Potentially Recoverable Claims(2)	87.8	87.7	88.9
Billed Value of Potentially Recoverable Claims	375.5	375.3	373.5
Recovery Multiple(1)	0.11	0.08	N/A
Penetration Status of Portfolio	86.5%	86.8%	86.8%
(1)
During the nine months ended September 30, 2025, the Company has received total recoveries of $1.6 million of which the Recovery Multiple for recoveries obtained pursuant to the MSP Laws was 0.86 times the Paid Amount, and the Recovery Multiple for recoveries obtained pursuant to non-MSP Laws, including antitrust and unfair trade practice laws, was 0.06 times the Paid Amount. During the year ended December 31, 2024, the Company received gross recoveries of $18.1 million, of which the Recovery Multiple for recoveries obtained pursuant to the MSP Laws was 1.32 times the Paid Amount, and the Recovery Multiple for recoveries obtained pursuant to non-MSP Laws, including antitrust and unfair trade practice laws, was 0.04 times the Paid Amount. During the year ended December 31, 2023, recoveries were not meaningful, and so no multiple is provided.
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

The Company did not recognize any claims recovery service income during the three and nine months ended September 30, 2025 and 2024.

Other Revenue

Other revenue consists of fee revenue generated by the Company’s new electronic health records (“EHR”) platform, which went live in the second quarter of 2024. Other revenue was not significant for the three and nine months ended September 30, 2025.

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

Other (Expense) Income

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

Net Loss Attributable to Non-Controlling Members

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

Results of Operations

Three months ended September 30, 2025 versus three months ended September 30, 2024

The following table sets forth a summary of our condensed consolidated results of operations for the three months ended September 30, 2025 to three months ended September 30, 2024 indicated.

	Three Months Ended September 30,
(In thousands, except for percentages)	2025	2024	$ Change	% Change
Claims recovery income	$198	$3,577	$(3,379)	(94)%
Other	—	91	(91)	(100)%
Total Revenue	$198	$3,668	$(3,470)	(95)%

Operating expenses
Cost of revenues	251	1,671	(1,420)	(85)%
Claims amortization expense	118,638	121,007	(2,369)	(2)%
General and administrative	3,959	5,329	(1,370)	(26)%
Professional fees	976	3,248	(2,272)	(70)%
Professional fees – legal	—	2,213	(2,213)	(100)%
Depreciation and amortization	127	71	56	79%
Total operating expenses	123,951	133,539	(9,588)	(7)%
Operating Loss	$(123,753)	$(129,871)	$6,118	(5)%

Interest expense	(130,470)	(106,653)	(23,817)	22%
Other (expense) income, net	(15,192)	799	(15,991)	(2001)%
Change in fair value of warrant and derivative liabilities	23,953	45,341	(21,388)	(47)%
Net loss before provision for income taxes	$(245,462)	$(190,384)	$(55,078)	29%

Provision for income tax expense	—	—	—	—%
Net loss	$(245,462)	$(190,384)	$(55,078)	29%

Less: Net loss attributable to non-controlling interests	77,656	160,537	(82,881)	(52)%
Net loss attributable to MSP Recovery, Inc.	$(167,806)	$(29,847)	$(137,959)	462%

Claims recovery income. Claims recovery income decreased by $3.4 million to $0.2 million for the three months ended September 30, 2025, compared to the same period in the prior year, driven by decreased settlements during the period.

Other revenue. Other revenue decreased $91 thousand to zero for the three months ended September 30, 2025 compared to the same period in the prior year as no other revenue was earned from new services.

Cost of revenue. Cost of revenue decreased by $1.4 million to $251.0 thousand, for the three months ended September 30, 2025 compared to the same period in the prior year, driven by assignor and law firm costs, which are directly correlated to the decrease in claims recovery income.

Claims amortization expense. Claims amortization expense decreased by $2.4 million to $118.6 million for three months ended September 30, 2025 compared to the same period in the prior year, driven by a lower amortizable asset base in the current year resulting from the impairment of CCRAs recorded during the fourth quarter of 2024.

General and administrative. General and administrative expenses decreased by $1.4 million to $4.0 million for the three months ended September 30, 2025 compared to the same period in the prior year, primarily driven by decreases in payroll of $1.2 million and marketing and promotion expenses of $0.2 million.

Professional fees. Professional fees decreased by $2.3 million to $1.0 million for the three months ended September 30, 2025 compared to the same period in the prior year, primarily driven by decreases of $1.3 million in corporate legal fees, $0.7 million in professional fees, and $0.4 million in consulting fees.

Professional fees – legal. Professional fees – legal decreased by $2.2 million to zero for the three months ended September 30, 2025 primarily due to amortization of the advance to the Law Firm, discussed within “MSP Principals Promissory Note” in Sources of Liquidity further below, which completed its amortization during the third quarter of 2024.

Interest expense. Interest expense increased by $23.8 million to $130.5 million in the three months ended September 30, 2025 compared to the same period in the prior year, primarily driven by an increase due to the guaranty obligation, the Hazel Working Credit Facility and Purchase Money Loan, as well as increases in the basis for which interest is incurred on our Claims financing obligations and accrued interest on the related party loan.

Other (expense) income, net. Other income, net decreased by $16.0 million for the three months ended September 30, 2025 compared to the same period in the prior year, primarily due to a $15.7 million legal reserve associated with the Menendez Litigation.

Change in fair value of warrant and derivative liabilities. The change in fair value of warrant and derivative liabilities decreased $21.4 million to $24.0 million for the three months ended September 30, 2025 compared to the same period in the prior year. For the three months ended September 30, 2025, the $24.0 million gain related primarily to a mark-to-market adjustment to the fair value of the Virage Warrants. For the three months ended September 30, 2024, the $45.3 million gain related primarily to a gain on the mark-to-market adjustment to the fair value of the Virage Warrants.

Nine months ended September 30, 2025 versus nine months ended September 30, 2024

The following table sets forth a summary of our condensed consolidated results of operations for the nine months ended September 30, 2025 to nine months ended September 30, 2024 indicated.

	Nine Months Ended September 30,
(In thousands, except for percentages)	2025	2024	$ Change	% Change
Claims recovery income	$1,564	$9,879	$(8,315)	(84)%
Other	7	127	(120)	(94)%
Total Revenue	$1,571	$10,006	$(8,435)	(84)%

Operating expenses
Cost of revenues	1,076	3,453	(2,377)	(69)%
Claims amortization expense	355,923	363,027	(7,104)	(2)%
General and administrative	13,666	17,145	(3,479)	(20)%
Professional fees	5,627	12,030	(6,403)	(53)%
Professional fees – legal	450	9,146	(8,696)	(95)%
Depreciation and amortization	342	206	136	66%
Total operating expenses	377,084	405,007	(27,923)	(7)%
Operating Loss	$(375,513)	$(395,001)	$19,488	(5)%

Interest expense	(374,002)	(306,596)	(67,406)	22%
Other (expense) income, net	(15,172)	1,140	(16,312)	(1431)%
Change in fair value of warrant and derivative liabilities	41,416	121,625	(80,209)	(66)%
Net loss before provision for income taxes	$(723,271)	$(578,832)	$(144,439)	25%

Provision for income tax expense	—	—	—	—%
Net loss	$(723,271)	$(578,832)	$(144,439)	25%

Less: Net loss attributable to non-controlling interests	290,688	504,967	(214,279)	(42)%
Net loss attributable to MSP Recovery, Inc.	$(432,583)	$(73,865)	$(358,718)	486%

Claims recovery income. Claims recovery income decreased by $8.3 million to $1.6 million for the nine months ended September 30, 2025 compared to the same period in the prior year, driven by decreased settlements during the period.

Other revenue. Other revenue was $7 thousand for the nine months ended September 30, 2025 compared to $127 thousand for the same period in the prior year. The change period over period is not considered significant.

Cost of revenue. Cost of revenue decreased by $2.4 million to $1.1 million, for the nine months ended September 30, 2025 compared to the same period in the prior year, driven by assignor and law firm costs, which are directly correlated to the decrease in claims recovery income.

Claims amortization expense. Claims amortization expense decreased by $7.1 million to $355.9 million for the nine months ended September 30, 2025 compared to the same period in the prior year, driven by a lower amortizable asset base in the current year resulting from the impairment of CCRAs recorded during the fourth quarter of 2024.

General and administrative. General and administrative expenses decreased by $3.5 million to $13.7 million for the nine months ended September 30, 2025 compared to the same period in the prior year, primarily driven by a decrease in salaries, benefits and payroll expenses and taxes of $2.1 million, marketing and promotions of $0.4 million, information technology expenses of $0.6 million, rent expense of $0.3 million, offset primarily by an increases in business development travel expenses of $0.2 million.

Professional fees. Professional fees decreased by $6.4 million to $5.6 million for the nine months ended September 30, 2025 compared to the same period in the prior year, primarily driven by decreases of $3.1 million in corporate legal fees, $1.3 million in consulting fees and $1.2 million in accounting fees.

Professional fees – legal. Professional fees – legal decreased by $8.7 million to $0.5 million for the nine months ended September 30, 2025 compared to the same period in the prior year, primarily due to amortization of the advance to the Law Firm, discussed within “MSP Principals Promissory Note” in Sources of Liquidity further below, which completed its amortization during the third quarter of 2024.

Interest expense. Interest expense increased by $67.4 million to $374.0 million in the nine months ended September 30, 2025 compared to the same period in the prior year, primarily driven by an increase due to the guaranty obligation, the Hazel Working Credit Facility and Purchase Money Loan, as well as increases in the basis for which interest is incurred on our Claims financing obligations and accrued interest on the related party loan.

Other (expense) income, net. Other income, net decreased by $16.3 million for the nine months ended September 30, 2025 compared to the same period in the prior year, primarily due to a $15.7 million legal reserve associated with the Menendez Litigation.

Change in fair value of warrant and derivative liabilities. The change in fair value of warrant and derivative liabilities decreased $80.2 million to $41.4 million for the nine months ended September 30, 2025 compared to the same period in the prior year. For the nine months ended September 30, 2025 and 2024, the $41.4 million gain and $121.6 million gain, respectively, primarily related to a mark to market adjustment to the fair value of the Virage Warrants.

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

A reconciliation of these non-GAAP measures to their most relevant GAAP measure is included below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2025	2024	2025	2024
GAAP Operating Loss	$(123,753)	$(129,871)	$(375,513)	$(395,001)
Professional fees payable in shares	1,200	416	1,200	1,484
Claims amortization expense	118,638	121,007	355,923	363,027
Adjusted Operating Loss	$(3,915)	$(8,448)	$(18,390)	$(30,490)

GAAP Net Loss	$(245,462)	$(190,384)	$(723,271)	$(578,832)
Professional fees paid in stock	1,200	416	1,200	1,484
Claims amortization expense	118,638	121,007	355,923	363,027
Interest expense (1)	129,103	103,336	371,765	302,101
Change in fair value of warrant and derivative liabilities	(23,953)	(45,341)	(41,416)	(121,625)
Adjusted Net Loss	$(20,474)	$(10,966)	$(35,799)	$(33,845)

(1)
Interest expense included above excludes any interest expense payments made in cash during the three and nine months ended September 30, 2025 and 2024.

Sources of Liquidity

The Company’s actual and anticipated sources of liquidity for 2025 include: (i) the Yorkville SEPA, which is currently the Company’s sole source of liquidity to meet short-term obligations, as described in more detail in Note 3, Material Agreements, to the condensed consolidated financial statements, (ii) funding to the Company for working capital under the Operational Collection Floor facility, which, as discussed in more detail in Note 3, Material Agreements is fully utilized and has no remaining capacity, and (iii) revenue from Claims recovery income and Claims recovery services income. If Yorkville is unwilling or unable to provide liquidity, the Company may be forced to initiate insolvency proceedings or seek protection under U.S. bankruptcy laws, which could include a court-supervised reorganization or a liquidation of the Company’s assets.

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

In connection with the Yorkville SEPA, and subject to the conditions set forth therein, Yorkville agreed to advance to the Company in the form of convertible promissory notes (the “Convertible Promissory Notes”) an aggregate principal amount of $15.0 million. In 2023, the Company issued two Convertible Promissory Notes to Yorkville for a combined principal amount of $10 million, resulting in net proceeds of $9.48 million, and in 2024 the Company issued a third Convertible Promissory Note to Yorkville in the principal amount of $5.0 million, resulting in net proceeds to us of $4.75 million.

Pursuant to the Convertible Promissory Notes, Yorkville has the option, subject to certain limitations, of exchanging on one or more occasions all or part of the then outstanding balance under a given note for shares of our Class A Common Stock at a conversion price equal to the lower of: (A)(i) with respect to the Convertible Promissory Note issued on November 15, 2023, $1,403.9375 per share; (ii) with respect to the Convertible Promissory Note issued on December 11, 2023, $649.88 per share; (iii) with respect to the Convertible Promissory Note issued on April 8, 2024, $263.375 per share; (iv) with respect to the Convertible Promissory Notes issued on June 26, 2025, July 16, 2025, and August 8, 2025, $14.00 per share; and (v) with respect to the Convertible Promissory Notes issued on September 18, 2025, September 29, 2025, and October 28, 2025, $2.00 per share (collectively, the “Fixed Price”); or (B) 95% of the lowest daily VWAP during the seven consecutive trading days immediately preceding the conversion (the “Conversion Price”), which in no event may the Conversion Price be lower than $0.50 (the “Floor Price”). During the fiscal quarter ending September 30, 2025, the obligations under the Convertible Promissory Notes issued on November 15, 2023 and December 11, 2023 were fully satisfied, and as of November 3, 2025, the Convertible Promissory Note issued on April 8, 2024 was fully satisfied.

As required pursuant to the Second Amended and Restated Nomura Promissory Note, 50% of the aggregate proceeds under the Yorkville SEPA will be used to repay amounts outstanding under the Nomura Note (first towards accrued and unpaid interest, if any, then towards principal) and the remaining 50% of such proceeds will be used to repay amounts due under the Convertible Promissory Notes, if any, or be paid to the Company after the Convertible Promissory Notes are fully repaid. Pursuant to the Third Virage MTA Amendment, 25% of the Company’s portion of any net proceeds from the Yorkville SEPA would be used to pay down the VRM Full Return after the Convertible Promissory Notes are fully satisfied. On June 26, 2025, Nomura agreed to waive its entitlement to receive up to $3.0 million of proceeds from the Yorkville SEPA, subject to certain limitations. On October 24, 2025, the Company further amended and restated the Nomura Note to increase the limited waiver of the Company’s obligation to pay Nomura Note obligations using the proceeds from Convertible Promissory Notes issued pursuant to the Yorkville SEPA from $3.0 million up to an aggregate total of $6.0 million of principal borrowed, provided that such proceeds be used solely to fund the operations of the Company, and acknowledge Nomura’s entitlement to receive up to $0.1 million of proceeds under the Second Supplemental Agreement.

Upon the occurrence and during the continuation of an event of default, the Convertible Promissory Notes shall become immediately due and payable, and the Company shall pay to Yorkville the principal and interest due thereunder. Events of default include, among others: (i) termination of quotation or listing of the Class A Common Stock on any primary market for a period of 10 consecutive trading days (the Company is currently quoted and listed for trading on Nasdaq) and (ii) failure to timely file any periodic report with the SEC on or before the due date of such filing as established by the SEC, including extensions under Rule 12b-25 under the Exchange Act. In no event shall Yorkville be allowed to effect a conversion if such conversion, along with all other shares of Common Stock beneficially owned by Yorkville and its affiliates would exceed 9.99% of the outstanding shares of the Common Stock of the Company. If any time on or after November 14, 2023: (i) the daily VWAP is less than the Floor Price for ten consecutive trading days (“Floor Price Trigger”), (ii) the Company has issued substantially all of the shares available under the Exchange Cap (as defined below) (“Exchange Cap Trigger”), or (iii) the Parent is in material breach of the Registration Rights Agreement, and such breach remains uncured for a period of twenty trading days, or the occurrence of an “Event” (as defined in the Registration Rights Agreement) (“Registration Event Trigger” and collectively with the Floor Price Trigger and the Exchange Cap Trigger, the “Trigger”), then the Company shall make monthly payments to Yorkville beginning on the seventh trading day after the Trigger and continuing monthly in the amount of $1.5 million plus a 5.0% premium and accrued and unpaid interest. On December 6, 2024, stockholders holding at least a majority of our outstanding voting capital stock approved by written consent as required by Nasdaq Rule 5635(d), the issuance of shares of common stock of the Company in excess of the Exchange Cap set forth in the Yorkville SEPA. Effective January 8, 2025, the Exchange Cap was effectively lifted, allowing the Company to issue shares to Yorkville pursuant to the Yorkville SEPA and the Convertible Promissory Notes in excess of the Exchange Cap. In addition, on April 10, 2025, Yorkville agreed to (i) extend the due date for the first Monthly Payment to November 30, 2026, (ii) extend the maturity date of the Convertible Promissory Notes to November 30, 2026, and (iii) waive Volume Threshold and Maximum Advance Amount limitations set forth in the Yorkville SEPA.

Yorkville, at its discretion and providing that there is a balance remaining outstanding under the Convertible Promissory Notes, may deliver a notice under the Yorkville SEPA requiring the issuance and sale of shares of Class A Common Stock to Yorkville at the Conversion Price in consideration of an offset of the Convertible Promissory Notes (“Investor Notice”). Yorkville, in its sole discretion, may select the amount of any Investor Notice, provided that the number of shares issued does not cause Yorkville to exceed the 9.99% ownership limitation or the amount of shares of Class A Common Stock that are registered. As a result of an Investor Notice, the amounts payable under the Convertible Promissory Notes will be offset by such amount subject to each Investor Notice.

The Company will control the timing and amount of any sales of shares of Class A Common Stock to Yorkville, except with respect to the conversion of the Convertible Promissory Notes. Actual sales of shares of Class A Common Stock to Yorkville as an Advance under the Yorkville SEPA will depend on a variety of factors to be determined by the Company from time to time, which may include, among other things, market conditions, the trading price of the Company’s Class A Common Stock, and determinations by the Company as to the appropriate sources of funding for our business and operations.

The Yorkville SEPA will automatically terminate on the earliest to occur of: (i) the first day of the month following the 36-month anniversary of the date of the Yorkville SEPA, or (ii) the date on which Yorkville shall have made payment of Advances pursuant to the Yorkville SEPA for shares of Class A Common Stock equal to $250.0 million. The Company has the right to terminate the Yorkville SEPA at no cost or penalty upon five trading days’ prior written notice to Yorkville, provided that there are no outstanding Advance Notices for which shares of Class A Common Stock need to be issued, and the Company has paid all amounts owed to Yorkville pursuant to the Convertible Promissory Notes. The Company and Yorkville may also agree to terminate the Yorkville SEPA by mutual written consent. Neither the Company nor Yorkville may assign or transfer the Company’s respective rights and obligations under the Yorkville SEPA, and no provision of the Yorkville SEPA may be modified or waived by the Company or Yorkville other than by an instrument in writing signed by both parties.

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

On April 12, 2024, Yorkville agreed that, to the extent that it holds Class A Common Stock in such quantities that would prevent the Company from utilizing the Yorkville SEPA solely due to the Ownership Limitation, Yorkville committed to fund an additional advance in the principal amount of $13.0 million on the same terms and conditions as the Convertible Promissory Notes pursuant to the Yorkville SEPA.

During the three and nine months ended September 30, 2025, the Company sold 2,353,238 shares of Class A Common Stock to Yorkville, respectively, pursuant to investor and/or advance notices delivered under the Yorkville SEPA at prices between $1.60 and $17.55 per share. The proceeds therefrom were used to: (i) reduce amounts owed to Yorkville by $6.2 million, and (ii) $0.7 million to fund operations of the Company. As we have sold substantially all of the approximately 0.3 million shares currently registered for resale to Yorkville, we need to file with the SEC one or more additional registration statements to register under the Securities Act the resale by Yorkville of any additional shares of our common stock, and the SEC would have to declare such registration statement or statements effective before we could sell additional shares. There can be no assurances of such events occurring or the timing of such events occurring.

During the fiscal quarter ending on September 30, 2025, the Company agreed to successive reductions of the Floor Price from $26.25 to $1.00 per share, and on October 28, 2025, the Floor Price was further reduced to $0.50.

Pursuant to a Supplemental Agreement dated June 26, 2025, Yorkville agreed to advance to the Company, in the form of Convertible Promissory Notes, an additional $3.0 million subject to the terms and conditions set forth in the SEPA. As of September 30, 2025, the Company issued the following Yorkville Convertible Promissory Notes: (i) June 26, 2025, July 16, 2025, and August 8, 2025, for $0.75 million each, and (ii) on September 18, 2025 and September 29, 2025, for $0.38 million, each with terms substantially the same as the previous Convertible Promissory Notes, issued pursuant to the SEPA. Yorkville may convert the Convertible Promissory Notes into shares of the Company’s common stock at a conversion price equal to the lower of the Fixed Price (as defined in each Convertible Promissory Note) or 95% of the lowest daily VWAP during the five consecutive trading days immediately preceding the date of the conversion (the “Conversion Price”), which in no event may the Conversion Price be lower than the Floor Price of $0.50, provided that the number of shares issued does not cause Yorkville to exceed the 9.99% ownership limitation.

On October 10, 2025, in connection with the SEPA, and subject to the terms and conditions set forth therein, the Company and Yorkville entered into a second Supplemental Agreement (the “Second Supplemental Agreement”), whereby Yorkville agreed to advance to the Company, in the form of Convertible Promissory Notes, additional funding of up to $3.0 million, from time to time in such amounts as the Company and Yorkville may mutually agree, and subject to the satisfaction of conditions precedent set forth in the Second Supplemental Agreement. Advances pursuant to the Second Supplemental Agreement are subject to a 10% original issue discount, and may be issued in increments such that the net principal increase incurred by such advance under the Second Supplemental Agreement to the aggregate principal amount of all Pre-Paid Advances then outstanding does not exceed $1.0 million. On October 28, 2025, the Company issued to Yorkville a Convertible Promissory Note for $0.5 million pursuant to the Second Supplemental Agreement.

The Yorkville SEPA is currently the Company’s sole source of liquidity to meet short-term obligations. If Yorkville is unwilling or unable to provide liquidity, the Company may be forced to initiate insolvency proceedings or seek protection under U.S. bankruptcy laws, which could include a court-supervised reorganization or a liquidation of the Company’s assets.

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

Under the Operational Collection Floor, the Company received during 2024: (i) $12.3 million for working capital, and (ii) $2.0 million for the purpose of acquiring the New Claims. For nine months ended September 30, 2025, the Company received $1.75 million of working capital under the Operational Collection Floor. Pursuant to the Working Capital Credit Facility, HPH had the sole discretion to increase the Operational Collection Floor by an amount of up to $6.0 million. During the nine months ended September 30, 2025, HPH exercised that discretion and funded $5.5 million for working capital and $0.55 million for restructuring costs from the increase to the Operational Collection Floor.

MSP Principals Promissory Notes

On June 16, 2022, the MSP Principals provided cash to the Company to finance operations in an aggregate amount of $112.8 million, and the Company issued the MSP Principals Promissory Note to the MSP Principals in an aggregate principal for the same amount that has an annual interest rate of 4%, payable in kind, and matures on the day that is the four-year anniversary of the issuance. On the maturity date, the Company is required to pay the MSP Principals an amount in cash equal to the outstanding principal amount, plus accrued and unpaid interest. The promissory note is prepayable by the Company at any time, without prepayment penalties, fees or other expenses. In addition to the amounts in the Promissory Note, at the merger date with LCAP, the MSP Principals contributed

$13.0 million through funds that had been loaned to VRM MSP to cover related service fees. A portion of the proceeds under the MSP Principals Promissory Note in an amount equal to $36.5 million was advanced to the Law Firm for certain operating expenses as contemplated by the Legal Services Agreement that has an annual interest rate of 4%, payable in kind, and matures on October 31, 2026. The MSP Principals Promissory Note contains customary events of default that would allow the MSP Principals to declare the MSP Principals Promissory Note immediately due and payable or the MSP Principals Promissory Note will immediately and automatically become due and payable without notice, presentment, demand, protest or other request of any kind. In addition, the MSP Principals Promissory Note may be accelerated by the MSP Principals if the Board of Directors of the Company (excluding the MSP Principals) terminates the Legal Services Agreement.

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

Nomura Note

On May 27, 2022, the Company issued an unsecured promissory note to Nomura (as amended on April 12, 2023; November 13, 2023; March 26, 2024; April 28, 2025; and June 26, 2025 the “Nomura Note”). As of September 30, 2025, the Nomura Note carries a principal amount of approximately $35.1 million related to advisory fees and deferred underwriting fees and expenses that became due and payable by the Company to Nomura, in connection with the consummation of the Business Combination. The Nomura Note is payable in kind or in cash, at the Company’s discretion, accrues interest at 16% per annum, and matures on November 30, 2026. Upon two days prior written notice to Nomura, the Company may prepay all or any portion of the then outstanding principal amount under the Nomura Note together with all accrued and unpaid interest thereon. The balance of the unsecured Nomura Note and related interest are included within Claims financing obligations and notes payable in the consolidated balance sheet.

Under the Nomura Note, 50% of the aggregate proceeds under the Yorkville SEPA will be used to pay amounts outstanding under the Amended and Restated Nomura Promissory Note (first towards accrued and unpaid interest, if any, then towards principal) and the remaining 50% of such proceeds will be used to pay amounts due under the Convertible Promissory Notes, if any, or be paid to the Company after the Convertible Promissory Notes are fully repaid. On June 26, 2025, Nomura agreed to waive its entitlement to receive up to $3.0 million of proceeds from the Yorkville SEPA, subject to certain limitations described therein.

On October 24, 2025, the Company further amended and restated the Nomura Note to: (i) reflect the current principal amount outstanding of approximately $35.4 million, (ii) increase the limited waiver of the Company’s obligation to pay Nomura Note obligations using the proceeds from Convertible Promissory Notes issued pursuant to the Yorkville SEPA from $3.0 million up to an aggregate total of $6.0 million of principal borrowed, provided that such proceeds be used solely to fund the operations of the Company, and (iii) acknowledge Nomura’s entitlement to receive up to $0.1 million of proceeds under the Second Supplemental Agreement.

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

Cash Flows

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
(in thousands)	2025	2024
Net cash used in operating activities	$(19,059)	$(17,851)
Net cash used in investing activities	(163)	(2,361)
Net cash provided by financing activities	8,715	13,325
Net decrease in cash	(10,507)	(6,887)
Cash at beginning of year	12,328	11,633
Cash at end of period	$1,821	$4,746

Operating Activities

Net cash used in operating activities increased by $1.2 million to $19.1 million for the nine months ended September 30, 2025 compared to net cash used in of $17.9 million for the nine months ended September 30, 2024. During the nine months ended September 30, 2025, net cash used in operating activities was impacted primarily by our net loss of $723.3 million, $355.9 million of claims amortization expense, $248.8 million of paid-in-kind interest, change in fair value of warrant liability of $41.3 million, and an increase of $139.7 million of changes in working capital. Our cash flows used in operating activities is primarily related to payroll and professional services, which did not materially change from period to period.

Investing Activities

Net cash used in investing activities decreased by $2.2 million for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, due to $2.2 million of purchases of intangible assets during the nine month ended September 30, 2024.

Financing Activities

Net cash provided by financing activities decreased to $8.7 million for the nine months ended September 30, 2025 compared to $13.3 million net cash provided by financing activities for the nine months ended September 30, 2024. This is primarily due to a reduction of $5.9 million of proceeds from debt financing and a reduction of $1.3 million of proceeds from issuance of common stock, which are offset by a decrease of $2.2 million repayments of the claims financing obligation.

Contractual Obligations, Commitments, and Contingencies

Based on claims financing obligations and notes payable agreements, as of September 30, 2025, the present value of amounts owed under these obligations were $764.6 million, including capitalized interest to date. In addition, as of September 30, 2025, the Company has $9.5 million of advances from Yorkville. The weighted average interest rate is 15.6% based on the current book value of $764.6 million with rates that range from 0.0% to 20.0%. The Company is expected to repay these obligations from cash flows from claim recovery income.

As of September 30, 2025, the minimum required payments on these agreements are $897.1 million. Certain of these agreements have priority of payment regarding any proceeds until full payment of the balance due is satisfied. The maturity of the commitments range from the date sufficient claims recoveries are received to cover the required return or in some cases by 2031.

As of September 30, 2025, the Company has $1,290.4 million of guaranty obligations. Under the Virage MTA, as amended, the maturity date is November 30, 2026, subject to acceleration upon the occurrence of any Trigger Event (unless waived by VRM), and Virage is entitled to a first priority lien on all sources of revenue of the Company not otherwise encumbered as of the date of the Virage MTA Amendment, to the extent in excess of the amount of revenues necessary to establish and maintain an operating reserve equal to the budget of the Company (plus applicable taxes) plus 10%. On April 1, 2024, the Company entered into the Third Virage MTA Amendment, pursuant to which the Company agreed that, after the Yorkville Convertible Promissory Notes are fully satisfied, 25% of the Company’s portion of any net proceeds from the Yorkville SEPA would be used to pay down the VRM Full Return, and that Messrs.

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

Our Critical Accounting Policies and Estimates are disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” in our 2024 Form 10-K, and there have been no material changes during the nine months ended September 30, 2025.

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2025. Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of September 30, 2025.

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

Cano Health

On July 7, 2023, the Company issued 45,486 shares of Class A Common Stock to Cano Health, LLC (“Cano”) as payment for $61.7 million in deferred compensation related to the following agreements, which the Company had the option to pay in cash or in stock and has elected to pay in stock, of which (i) 18,434 shares of Class A Common Stock were issued as deferred consideration for the assignment of certain claims pursuant to that certain Purchase Agreement, effective as of September 30, 2022, as amended to date, by and between the Company and Cano (“Cano Purchase Agreement”), and (ii) 27,052 shares of Class A Common Stock were issued as deferred consideration for the assignment of certain claims pursuant to that certain Amended and Restated Claims Recovery and Assignment Agreement effective as of December 31, 2021, as amended to date, by and between the Company and Cano (“Cano CCRA”).

On August 10, 2023, the Company sued Cano in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida for declaratory relief and anticipatory breach of the Cano CCRA, Cano Purchase Agreement, and a Service Agreement (collectively, the “Cano Agreements”) between the parties. On the same day, Cano sued the Company in the same court, alleging fraud in the inducement, breach of contract, tortious interference, and unjust enrichment relating to the Cano Agreements. The Company has a $5.0 million receivable outstanding from Cano; however, due to Cano’s Quarterly Report on Form 10-Q filings for the periods ending June 30, 2023 and September 30, 2023, which include a substantial doubt about Cano’s ability to continue as a going concern, and Cano’s subsequent filing of voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code on February 4, 2024, the Company established a reserve for the balance due under such receivable during 2023. These matters were automatically stayed as a result of Cano’s bankruptcy filing. As of June 28, 2024, the Debtors’ Plan has been confirmed and declared effective. On September 8, 2025, the Company and Cano executed a written settlement agreement that fully and finally resolved all matters in dispute in the Cano related litigation. On September 9, 2025, the Parties stipulated to the dismissal with prejudice of all claims, counterclaims, and causes of action asserted, or that could have been asserted, in the Cano litigation. The dismissals were entered without any admission of liability, wrongdoing, or concession by any Party. In connection with and as part of the Settlement Agreement, each Party expressly retracted and withdrew any prior statements, allegations, or characterizations made about any other Party in the Cano Litigation or otherwise in connection with therewith. The Company does not expect the Settlement Agreement to have a material impact on its financial condition or results of operations.

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

Menendez Litigation

In the matter of Menendez v. Ruiz, Case No. 2023-001738-CA-01, pending in the Eleventh Judicial Circuit in and for Miami-Dade County, Florida (the “Menendez Litigation”), plaintiffs Norberto Menendez, iNewton, LLC, Synnova Health, Inc., and Health Beats, LLC (collectively, the “Plaintiffs”) sought damages under eight legal theories against John H. Ruiz, individually, MSP Recovery, Inc. (the “Company”), and MSP Recovery, LLC, a subsidiary of the Company (together, the “Defendants”). Following a seven-day trial, on August 20, 2025, a jury returned a verdict finding no liability against the Defendants on all but one of the counts asserted in the Complaint. Specifically, the jury rejected every fraud and misrepresentation theory and completely exonerated the Company and Mr. Ruiz from any and all claims asserted against them. The jury did return a finding of breach of an alleged oral contract, but only as to the Company’s subsidiary, MSP Recovery, LLC, which holds all of the assets for the Company. The jury awarded Plaintiffs approximately $12.7 million in damages and $3.0 million in interest, which continues to accrue at 8.65% annually (the “Menendez Judgment”), against MSP Recovery, LLC on that claim. The Company established a reserve for the Menendez Judgment on September 30, 2025.

On October 17, 2025, the court entered a final judgment in favor of the Plaintiffs for the sum of $15.7 million, which accrues interest at 8.65% annually. The court reserved jurisdiction to entertain post-trial motions and issues, including, but not limited to MSP Recovery, LLC’s motion for a directed verdict and Defendants’ omnibus motion for entitlement to an award of costs and attorneys’ fees.

On November 4, 2025, the court issued a writ of execution in favor of Plaintiffs against MSP Recovery, LLC in the amount of approximately $15.7 million. On November 5, 2025, Plaintiffs filed a motion seeking an injunction directing MSP Recovery, LLC to turn over its membership certificate(s) in MSP Recovery Services, LLC, a Florida limited liability company, to the Sheriff for levy and sale. The Company is evaluating its options with respect to these matters, including potential motions to stay enforcement, seeking appropriate relief from the court, or otherwise resolve the judgment.

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

RISKS RELATED TO OUR BUSINESS

We are subject to various risks and uncertainties that could materially adversely affect our business, financial condition, results of operations, and the trading price of our common stock. You should carefully read and consider the risks and uncertainties included herein and in the risk factors previously disclosed in the 2024 Form 10-K and our Quarterly Report on Form 10-Q for the quarter ending June 30, 2025 (the “Q2 2025 Form 10-Q”). Prospective investors are encouraged to consider the risks described in our 2024 Form 10-K, our Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in the Q2 2025 Form 10-Q and in our 2024 Form 10-K, and other information publicly disclosed or contained in documents we file with the SEC before purchasing our securities.

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

The Company had 45 calendar days from April 24, 2025, or through Monday, June 9, 2025, to submit a plan to regain compliance with Listing Rule 5550(b)(1). The Company submitted its plan on June 5, 2025, and was granted an extension of up to 180 days, or through Tuesday, October 21, 2025, to regain compliance.

On October 22, 2025, the Company received a Staff Delisting Determination (the “Delisting Notification”), notifying the Company that trading of its common stock will be suspended from the Nasdaq Capital Market at the opening of business on October 31, 2025, and a Form 25-NSE will be filed with the Securities and Exchange Commission, which will remove the Company’s securities from listing and registration on Nasdaq.

The Company timely submitted a written request for a review of the Delisting Notification by a Hearings Panel (the “Panel”). A hearing request stays the suspension of the Company’s securities and the filing of the Form 25-NSE pending the Panel’s decision. The hearing is scheduled for December 11, 2025.

There can be no assurance that the Panel will grant the Company’s request for continued listing on the Nasdaq Capital Market. If the Company’s Common Stock ceases to be listed for trading on the Nasdaq Capital Market, the Company expects that its Common Stock would continue to trade on the OTCQB Venture Market of the OTC Markets Group.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

YA II PN, Ltd. (“Yorkville”)

During the quarterly period ended September 30, 2025, the Company sold 2,253,236 shares to Yorkville pursuant to investor notices delivered under the Yorkville SEPA at prices between $1.00 and $8.27 per share, and the proceeds were used to reduce amounts owed to Yorkville by $5.1 million and $0.5 million of principal and interest, respectively.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
3.1+	Certificate of Amendment to Second Amended and Restated Certificate of Incorporation	8-K	001-39445	3.1	September 2, 2025
10.1+	Yorkville Convertible Note dated July 16, 2025	8-K	001-39445	10.2	July 16, 2025
10.2+	Letter Agreement dated August 5, 2025	8-K	001-39445	10.2	August 5, 2025
10.3+	Yorkville Convertible Note dated August 8, 2025	8-K	001-39445	10.2	August 8, 2025
10.4+	Letter Agreement dated September 5, 2025	8-K	001-39445	10.2	September 5, 2025
10.5+	Letter Agreement dated September 15, 2025	8-K	001-39445	10.2	September 15, 2025
10.6+	Letter Agreement dated September 29, 2025	8-K	001-39445	10.2	September 29, 2025
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document–the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

+ Previously filed

# Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MSP Recovery, Inc.

Date: November 19, 2025	By:	/s/ Francisco Rivas-Vásquez
Francisco Rivas-Vásquez
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)